Form 10-Q
period 2004-03-31
TNS INC
filed 2004-05-17
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission File Number: 001-32033

TNS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or jurisdiction of incorporation or organization)

36-4430020

(I.R.S. Employer Identification Number)

11480 Commerce Park Drive, Suite 600

Reston, VA 20191

(Address of principal executive offices)

(703) 453-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

☐ Yes  ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of April 30, 2004

26,778,322 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I -FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.

(formerly TNS Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,074	$10,917
Accounts receivable, net of allowance for doubtful accounts of $4,313 and $4,419, respectively	41,490	44,429
Other current assets	7,457	9,033
Total current assets	60,021	64,379
Property and equipment, net	45,745	44,242
Identifiable intangible assets, net	223,919	215,410
Goodwill	4,453	4,453
Other assets	8,221	7,781
Total assets	$342,359	$336,265

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$28,731	$11,250
Accounts payable, accrued expenses and other current liabilities	42,072	35,999
Deferred revenue	7,320	8,687
Total current liabilities	78,123	55,936
Long-term debt, net of current portion	121,664	67,010
Other liabilities	3,614	3,600
Total liabilities	203,401	126,546
Commitments and contingencies
Class A redeemable convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 134,846 shares issued and outstanding as of December 31, 2003, and no shares issued or outstanding as of March 31, 2004	176,470	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 12,373,370 and 26,778,322 shares issued and outstanding, respectively	12	27
Additional paid-in capital	2,277	258,908
Accumulated deficit	(38,889)	(43,976)
Deferred stock compensation	(173)	(5,416)
Accumulated other comprehensive (loss) income	(739)	176
Total stockholders’ (deficit) equity	(37,512)	209,719
Total liabilities and stockholders’ (deficit) equity	$342,359	$336,265

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

(formerly TNS Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2003	2004

Revenues	$50,631	$60,156
Operating expenses:
Cost of network services, exclusive of the items shown separately below	28,177	30,692
Engineering and development	2,872	3,439
Selling, general, and administrative	8,988	11,019
Depreciation and amortization of property and equipment	4,782	4,806
Amortization of intangible assets	6,286	8,508
Total operating expenses	51,105	58,464
(Loss) income from operations	(474)	1,692
Interest expense	(2,878)	(4,433)
Interest income	35	36
Other income, net	539	101
Loss before income taxes and equity in net loss of unconsolidated affiliate	(2,778)	(2,604)
Income tax benefit	343	982
Equity in net loss of unconsolidated affiliate	—	(37)
Net loss	(2,435)	(1,659)
Dividends on preferred stock	(3,582)	(3,428)
Net loss attributable to common stockholders	$(6,017)	$(5,087)

Basic and diluted net loss per common share	$(0.49)	$(0.34)

Basic and diluted weighted average common shares outstanding	12,373,263	14,906,191

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

(formerly TNS Holdings, Inc.)

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2003	2004

Cash flows from operating activities:
Net loss	$(2,435)	$(1,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,782	4,806
Amortization of intangible assets	6,286	8,508
Deferred income tax provision (benefit)	2,108	(1,244)
Amortization and write-off of deferred financing costs	468	2,486
Equity in net loss of unconsolidated affiliate	—	37
Stock compensation	30	76
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	4,147	(2,939)
Other current and noncurrent assets	(2,042)	(586)
Accounts payable, accrued expenses and other current and noncurrent liabilities	(2,396)	(5,763)
Deferred revenue	1,984	1,367
Net cash provided by operating activities:	12,932	5,089
Cash flows from investing activities:
Purchases of property and equipment	(4,542)	(3,120)
Purchase of Openet S.r.l., net of cash acquired	(1,985)	—
Net cash used in investing activities:	(6,527)	(3,120)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $1,979	—	79,031
Repayments of long-term debt	(3,982)	(153,146)
Payment of dividends on preferred stock	—	(173)
Proceeds from stock option exercises	14	5
Proceeds from issuance of common stock, net	—	71,598
Net cash used in financing activities:	(3,968)	(2,685)
Effect of exchange rates on cash and cash equivalents	(312)	559
Net increase (decrease) in cash and cash equivalents	2,125	(157)
Cash and cash equivalents, beginning of period	5,984	11,074
Cash and cash equivalents, end of period	$8,109	$10,917

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,543	$2,581

Cash paid for income taxes	$13	$1,784

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company, formerly TNS Holdings, Inc.) is a Delaware corporation. On October 30, 2003, the Company changed its name to TNS, Inc.

TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to international customers in 12 countries, including Canada and countries in Europe and the Asia-Pacific region.

The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

The Company has four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services to payment processors in the U.S. and Canada, (2) the telecommunication services division (TSD), which provides call signaling services and database access services targeting primarily the telecommunications industry, (3) the financial services division (FSD), which provides, primarily to the financial services community, data networking services in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications, and (4) the international services division (ISD), which markets the Company’s POS and financial services in countries outside of the United States and Canada.

On March 15, 2004, the Company declared a 1-for-7.84 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and note disclosures normally included in the annual financial statements, required by GAAP, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s final initial public offering prospectus filed with the SEC on March 16, 2004 (File No. 333-110188), which includes consolidated financial statements and the notes thereto for the year ended December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, reserves for excess and obsolete inventories, future cash flows from long-lived assets, and accrued expenses for probable losses. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s networks, between payment processors and POS or ATM terminals. Telecommunication services revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s networks. Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer’s minimum purchase commitments under the contract.  In addition, the Company receives installation fees related to the configuration of the customers’ systems. Revenue from installation fees is being deferred and recognized ratably over the customer’s contractual service period, generally three years.

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed by the Company as incurred.  Direct costs of installations are deferred and amortized over three years.  The Company records its accrual for telecommunication charges based upon network services utilized at historical invoiced rates. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our condensed consolidated statement of operations.

2.              Initial Public Offering

In March 2004, the Company completed its initial public offering (IPO) of common stock issuing 4,420,000 shares of common stock at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.6 million.  The net proceeds of the IPO were used to repay a portion of the Company’s long-term debt outstanding under its previous senior secured credit facility.

Upon the completion of the IPO, all of the outstanding shares of the Company’s Class A redeemable convertible preferred stock (Class A Preferred Stock), including accrued and unpaid dividends, was converted into 9,984,711 shares of common stock.

3.  Debt

Debt consists of the following (in thousands):

	December 31, 2003	March 31, 2004

Term A Loan	$10,314	$—
Term B Loan	140,081	—
New Term Loan	—	62,250
New Revolving Credit Facility	—	16,010
	150,395	78,260
Less: Current portion	(28,731)	(11,250)
Long-term portion	$121,664	$67,010

On March 19, 2004, the Company entered into a new senior secured credit facility (New Credit Facility) to replace its prior credit facility. The New Credit Facility consists of a $65.0 million term loan (New Term Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility). The New Credit Facility matures March 19, 2009. Payments on the New Term Loan are due in quarterly installments over the five-year term, beginning on March 31, 2004. Total payments for each year are as follows (in thousands):

Year 1	$11,000
Year 2	12,000
Year 3	13,000
Year 4	14,000
Year 5	15,000
$65,000

For the period through June 30, 2004, borrowings on the New Revolving Credit Facility and the New Term Loan generally bear interest at a rate, at the Company’s option, of either 1.25 percent over the lender’s base rate or 2.50 percent over the LIBOR rate (3.6% as of March 31, 2004). Thereafter, if the Company achieves a leverage ratio of less than one, the borrowings on the New Revolving Credit Facility and the New Term Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the New Revolving Credit Facility and the New Term Loan generally will bear interest at a rate, at the Company’s option, of either 1.0 percent over the lender’s base rate or 2.25 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the New Revolving Credit Facility and the New Term Loan generally will bear interest at a rate, at the Company’s option, of either 1.25 percent over the lender’s base rate or 2.5 percent over the LIBOR rate. The New Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the New Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the New Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. Certain of the financial covenants will become more restrictive over the term of the New Credit Facility. The New Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the New Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the New Revolving Credit Facility. The New Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties.  The Company was in compliance with the financial covenants of the New Credit Facility as of March 31, 2004.

In connection with the closing of the New Credit Facility, the Company incurred approximately $2.0 million in financing costs. These financing costs are being deferred and amortized using the effective interest method over the life of the New Credit Facility. In connection with the termination of the prior credit facility, the Company wrote-off approximately $2.0 million in unamortized deferred financing costs related to the prior credit facility.  Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004.

4. Comprehensive Loss

The components of comprehensive loss, net of tax effect are as follows (in thousands):

	Three months ended March 31,
	2003	2004

Net loss	$(2,435)	$(1,659)
Change in market value of interest rate swap	(180)	—
Foreign currency translation adjustments	201	915
Total comprehensive loss	$(2,414)	$(744)

5.  Net Loss Per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share.  Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.  For the period prior to the IPO, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.  In addition, options to purchase 318,103 and 1,013,341 shares of common stock that were outstanding as of March 31, 2003 and 2004, respectively, were excluded from the computation of diluted net loss per common share as their effect would be anti-dilutive.  The treasury stock effect of 295,500 shares of unvested common stock held by executives and employees as of March 31, 2004 was not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

The following details the computation of the net loss per common share (dollars in thousands, except share and per share data):

	Three months ended March 31,
	2003	2004

Net loss	$(2,435)	$(1,659)
Dividends on preferred stock	(3,582)	(3,428)
Net loss attributable to common stockholders	$(6,017)	$(5,087)
Weighted average common share calculation:
Basic weighted average common shares outstanding	12,373,263	14,906,191
Conversion of Class A Preferred Stock	—	—
Treasury stock effect of unvested common stock	—	—
Treasury stock effect of options	—	—
Diluted weighted average common shares outstanding	12,373,263	14,906,191
Net loss per common share:
Basic loss per common share	$(0.49)	$(0.34)
Diluted loss per common share	$(0.49)	$(0.34)

The pro forma net loss per common share is computed using the pro forma net loss attributable to common stockholders and the pro forma weighted average common shares outstanding during the period.  The pro forma weighted average common shares outstanding assume the conversion of the Class A Preferred Stock plus accrued and unpaid dividends into common stock at the IPO price of $18.00 per share as if the conversion had occurred at the beginning of each period presented.

	Three months ended March 31,
	2003	2004

Net loss	$(2,435)	$(1,659)
Dividends on preferred stock	—	—
Pro forma net loss attributable to common stockholders	$(2,435)	$(1,659)

Weighted average common share calculation:
Basic weighted average common shares outstanding	12,373,263	14,906,191
Conversion of Class A Preferred Stock	9,168,074	8,229,157
Pro forma basic weighted average common shares outstanding	21,541,337	23,135,348
Treasury stock effect of unvested common stock	—	—
Treasury stock effect of options	—	—
Pro forma diluted weighted average common shares outstanding	21,541,337	23,135,348
Pro forma net loss per common share:
Pro forma basic loss per common share	$(0.11)	$(0.07)
Pro forma diluted loss per common share	$(0.11)	$(0.07)

6.  Stock Based Compensation

In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long-Term Incentive Plan (the Plan) and the Company’s stockholders approved the Plan in March 2004.  The Plan reserves 1,586,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non-employee directors and consultants performing services for the Company.  Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant, and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years.  The options expire 10 years from the date of grant.  Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years.  On March 16, 2004, the Company granted 295,500 shares of restricted stock and recorded approximately $5.3 million of deferred compensation related to these shares of restricted stock.  The deferred compensation is being amortized over the four-year vesting period of the shares of restricted stock.  For the three months ended March 31, 2004, the Company recorded compensation expense of approximately $55,000 related to these shares of restricted stock.

The Company continues to account for employee stock options or similar equity instruments to employees under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation” defines a fair value method of accounting for employee stock options or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to account for employee stock options or similar instruments pursuant to APB Opinion No. 25 must make pro forma disclosures of net income, as if the fair value method of accounting had been applied.

If stock compensation expense had been determined based upon the fair value method at the grant dates, the Company’s net loss attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2003	2004

Net loss attributable to common stockholders, as reported	$(6,017)	$(5,087)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	18	46
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(177)	(260)
Pro forma net loss attributable to common stockholders	$(6,176)	$(5,301)

Basic and diluted net loss per common share, as reported	$(0.49)	$(0.34)
Pro forma basic and diluted net loss per common share	$(0.50)	$(0.36)

7.              Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments: POS, TSD, FSD and ISD. However, the Company’s management only evaluates revenues for these four segments. A significant portion of the Company’s North American operating expenses are shared between the POS, TSD and FSD segments, and therefore, management analyzes operating results for these three segments on a combined basis.

Management evaluates the North American and ISD performance on EBITDA, as adjusted, because operating expenses are distinguishable between North American and ISD operations. The Company defines EBITDA, as adjusted, as income from operations before depreciation and amortization. EBITDA, as adjusted, is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for major noncash items. The Company’s definition of EBITDA, as adjusted, may not be comparable to similarly titled measures used by other entities. Assets are not segregated between reportable segments, and management does not use asset information by segments to evaluate segment performance. As such, no information is presented related to fixed assets by reportable segment and capital expenditures for each segment.

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended March 31,
	2003	2004

Revenues:
POS	$29,482	$28,885
TSD	7,149	8,611
FSD	4,762	5,994
ISD	9,238	16,666
Total revenues	$50,631	$60,156

EBITDA, as adjusted, for North American and ISD operations is reflected below (in thousands):

	Three months ended March 31,
	2003	2004

EBITDA, as adjusted:
North America	$10,385	$10,657
ISD	209	4,349
Total EBITDA, as adjusted	$10,594	$15,006

EBITDA, as adjusted, differs from loss before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2003	2004

EBITDA, as adjusted	$10,594	$15,006
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(11,068)	(13,314)
Interest expense	(2,878)	(4,433)
Interest and other income, net	574	137
Loss before income taxes and equity in net loss of unconsolidated affiliate	$(2,778)	$(2,604)

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2003	March 31, 2004

POS	$160,271	153,101
TSD	3,305	3,263
FSD	30,503	29,984
ISD	34,293	33,515
Total goodwill and intangible assets	$228,372	$219,863

Geographic Information

The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, New Zealand, Spain, Sweden and The Netherlands. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended March 31,
	2003	2004

Revenues:
North America	$41,393	$43,490
Europe	8,950	14,830
Asia-Pacific	288	1,836
Total revenues	$50,631	$60,156

The Company’s long-lived tangible assets including goodwill and intangible assets were located as follows (in thousands):

	December 31, 2003	March 31, 2004

North America	$232,393	$223,445
Europe	45,057	43,703
Asia-Pacific	4,888	4,738
Total long-lived assets	$282,338	$271,886

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our registration statement on Form S-1 (File No. 333-110188) filed with the SEC on March 16, 2004 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s prospectus filed with the SEC on March 16, 2004. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing.

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 12 countries, including Canada and countries in Europe and the Asia-Pacific region.

We provide our services through multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

We generate revenues through four business divisions:

•                                          POS services. We provide fast, secure and reliable data communications services primarily to payment processors in the United States and Canada. POS services revenue is derived primarily from per transaction fees paid by our customers for the transmission of transaction data through our networks between payment processors and POS or ATM terminals.

•                                          International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. We also provide our services in Australia, France, Germany, Ireland, Italy, Japan, The Netherlands, New Zealand, Spain and Sweden. Our international services division generates revenues from our POS and financial services offerings abroad.

•                                          Telecommunication services. We provide call signaling services that enable telecommunications carriers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification and local number portability, and credit card, calling card, third-party billing and collect calling. Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling services and per-query fees charged for our database access and validation services.

•                                          Financial services. We provide fast, secure and reliable private data networking services that enable seamless communications and facilitate electronic trading among commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, securities and commodities exchanges and other market participants. Our networks support multiple communications protocols including the Financial Information eXchange, or FIX, protocol. Our financial services division generates revenues from monthly recurring fees based on the number of customer connections to and through our networks.

Our most significant expense is cost of network services, which is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for some vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of our data networks. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our condensed consolidated statement of operations.

Our engineering and development expenses include salaries and other costs related to product development, engineering and materials. The majority of these costs are expensed as incurred, including costs related to the development of internal use software in the preliminary project, the post-implementation and operation stages. Development costs we incur during the software application development stage are capitalized and amortized over the estimated useful life of the developed software.

Our selling, general and administrative expenses include costs related to sales, marketing, administrative and management personnel, as well as outside legal, accounting and consulting services. We believe that selling, general and administrative expenses as a percentage of revenues will remain constant or increase to support expansion of the international services division, as well as from the additional costs of being a publicly traded company, including the legal, audit, insurance and board of directors compensation costs needed to establish and maintain compliance with the Sarbanes-Oxley Act of 2002.

In March 2004, we completed our initial public offering (IPO) of common stock issuing 4,420,000 shares of common stock at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.6 million.  The net proceeds of the IPO were used to repay a portion of the outstanding debt under our then-existing senior secured credit facility.  Concurrent with the closing of the IPO, we entered into a new senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our then-existing senior secured credit facility.  In connection with the termination of our previous senior secured credit facility, we recognized a charge of approximately $2.0 million related to the write-off of unamortized deferred financing costs.  Such write-off was included in interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004.

Upon the completion of the IPO, all of the outstanding shares of our Class A redeemable convertible preferred stock, including accrued and unpaid dividends, converted into 9,984,711 shares of common stock.

Results of Operations

The following table sets forth the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended March 31,
	2003	2004

Revenues	$50,631	$60,156
Operating expenses:
Cost of network services	28,177	30,692
Engineering and development	2,872	3,439
Selling, general, and administrative	8,988	11,019
Depreciation and amortization of property and equipment	4,782	4,806
Amortization of intangible assets	6,286	8,508
Total operating expenses	51,105	58,464
(Loss) income from operations before income taxes and equity in net loss of unconsolidated affiliate	(474)	1,692
Interest expense	(2,878)	(4,433)
Interest and other income, net	574	137
Income tax benefit	343	982
Equity in net loss of unconsolidated affiliate	—	(37)
Net loss	$(2,435)	$(1,659)

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Revenues. Total revenues increased $9.6 million, or 19.0%, to $60.2 million for the three months ended March 31, 2004, from $50.6 million for the three months ended March 31, 2003. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $0.6 million, or 2%, to $28.9 million for the three months ended March 31, 2004, from $29.5 million for the three months ended March 31, 2003. The $0.6 million decrease in POS revenues resulted from a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts primarily in the fourth quarter of 2002, and to a lesser extent in 2003, partially offset by an increase in transaction volumes.  POS transaction volumes increased 0.5% to 1.86 billion transactions for the three months ended March 31, 2004, from 1.85 billion transactions for the three months ended March 31, 2003. We expect that in 2004 in connection with contract renewals some of our POS customers may seek to negotiate greater pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease.

 International services division.  Revenues from the international services division increased $7.5 million, or 81.5%, to $16.7 million for the three months ended March 31, 2004, from $9.2 million for the three months ended March 31, 2003. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France and Spain and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $3.6 million, or 50.0%, to $10.8 million for the three months ended March 31, 2004, from $7.2 million for the three months ended March 31, 2003.

Telecommunication services division.  Revenues from the telecommunication services division increased $1.5 million, or 21.1%, to $8.6 million for the three months ended March 31, 2004, from $7.1 million for the three months ended March 31, 2003. The growth in revenues was primarily due to increased usage of our call signaling services.

Financial services division.  Revenues from the financial services division increased $1.2 million, or 25.0%, to $6.0 million for the three months ended March 31, 2004, from $4.8 million for the three months ended March 31, 2003. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

 Cost of network services.  Cost of network services increased $2.5 million, or 8.9%, to $30.7 million for the three months ended March 31, 2004, from $28.2 million for the three months ended March 31, 2003. Cost of network services represented 51.0% of revenues for the three months ended March 31, 2004, compared to 55.7% of revenues for the three months ended March 31, 2003. The increase in cost of network services resulted primarily from higher usage charges from increased transactions and other services partially offset by decreased usage-based vendor telecommunication charges. Gross profit represented 49.0% of total revenues for the three months ended March 31, 2004, compared to 44.3% for the three months ended March 31, 2003. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division.

Future cost of network services depends on a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in transaction volumes could lead to a decline in gross margin since significant portions of our network costs are fixed costs.

Engineering and development expense.  Engineering and development expense increased $0.5 million, or 17.2%, to $3.4 million for the three months ended March 31, 2004, from $2.9 million for the three months ended March 31, 2003. Engineering and development expense represented 5.6% of revenues for the three months ended March 31, 2004 compared to 5.7% for the three months ended March 31, 2003. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

Selling, general and administrative expense.  Selling, general and administrative expense increased $2.0 million, or 22.2%, to $11.0 million for the three months ended March 31, 2004, from $9.0 million for the three months ended March 31, 2003. Selling, general and administrative expense represented 18.3% of revenues for the three months ended March 31, 2004, compared to 17.8% of revenues for the three months ended March 31, 2003. Selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment was $4.8 million for the three months ended March 31, 2004 and 2003, respectively.  Depreciation and amortization of property and equipment represented 8.0% of revenues for the three months ended March 31, 2004, compared to 9.5% of revenues for the three months ended March 31, 2003.

Amortization of intangible assets.  Amortization of intangible assets increased $2.2 million, or 34.9%, to $8.5 million for the three months ended March 31, 2004, from $6.3 million for the three months ended March 31, 2003. The increase was attributable to the accelerated amortization of a portion of our customer relationship intangible asset in connection with the loss of two POS customers during the first quarter of 2004.  The amortization of intangible assets for the three months ended March 31, 2004 and 2003 relates solely to the intangible assets resulting from acquisitions.

Interest expense.  Interest expense increased $1.5 million to $4.4 million for the three months ended March 31, 2004, from $2.9 million for the three months ended March 31, 2003. This increase was primarily due to the write-off of $2.0 million of deferred financing costs in connection with the termination of our previous senior secured credit facility partially offset by the reduction of interest expense resulting from quarterly principal payments we made on our term borrowings under our previous senior secured credit facility.

Interest and other income, net.  Interest and other income, net was $0.1 million for the three months ended March 31, 2004 compared to $0.6 million for the three months ended March 31, 2003. Included in interest and other income, net for the three months ended March 31, 2003 was a gain of $0.6 million on the sale of our equity method investment in a related entity.

Income tax benefit.  For the three months ended March 31, 2004, our income tax benefit was $1.0 million compared to $0.4 for the three months ended March 31, 2003.

Seasonality

Credit card and debit card transactions account for a major percentage of the transaction volume processed by our customers. The volume of these transactions on our networks generally is greater in the fourth quarter holiday season than during the rest of the year. Consequently, revenues and earnings from credit card and debit card transactions in the first quarter generally are lower than revenues and earnings from credit card and debit card transactions in the fourth quarter of the immediately preceding year. We expect that our operating results in the foreseeable future will be significantly affected by seasonal trends in the credit card and debit card transaction market.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt.  The proceeds from our initial public offering in March 2004, along with the proceeds from borrowings under our new senior secured credit facility, were used to repay the amounts outstanding under our previous senior secured credit facility.  Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our existing credit facility, will be adequate to meet our anticipated needs for the foreseeable future. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

Our operations provided us cash of $5.1 million for the three months ended March 31, 2004, which was attributable to a net loss of $1.7 million, depreciation, amortization and other non-cash charges of $14.7 million and an increase in working capital of $7.9 million. Our operations provided us cash of $12.9 million for the three months ended March 31, 2003, which was attributable to a net loss of $2.4 million, depreciation, amortization and other non-cash charges of $13.6 million and a decrease in working capital of $1.7 million.

We used cash of $3.1 million in investing activities for the three months ended March 31, 2004, which consisted of capital expenditures of $3.1 million. We used cash of $6.5 million in investing activities for the three months ended March 31, 2003, which consisted primarily of capital expenditures of $4.5 million and in addition we spent $2.0 million in January 2003 to purchase the remaining 49.9% interest of Openet S.r.l., an Italian provider of POS services.  Significant portions of our capital expenditures in each period were for network equipment, third-party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements. Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

We used cash of $2.7 million for financing activities for the three months ended March 31, 2004, which consisted primarily of $2.7 million of long-term debt repayments on our new senior secured credit facility.  In addition, we repaid $150.4 million of long-term debt under our previous senior secured credit facility with the net proceeds generated from our IPO of $71.6 million and borrowings under our new credit facility, net of financing costs, of $79.0 million. We used cash of $4.0 million for financing activities for the three months ended March 31, 2003, which consisted primarily of $4.0 million of long-term debt repayments.

New Senior Secured Credit Facility

On March 19, 2004, we entered into a new senior secured credit facility (New Credit Facility) to replace our existing senior secured credit facility. The New Credit Facility consists of a $65.0 million term loan (New Term Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility). The New Credit Facility matures March 19, 2009. Payments on the New Term Loan are due in quarterly installments over the five-year term, beginning on March 31, 2004. Total payments for each year are as follows (in thousands):

Year 1	$11,000
Year 2	12,000
Year 3	13,000
Year 4	14,000
Year 5	15,000
$65,000

For the period through June 30, 2004, borrowings on the New Revolving Credit Facility and the New Term Loan generally bear interest at a rate, at our option, of either 1.25 percent over the lender’s base rate or 2.50 percent over the LIBOR rate (3.6% as of March 31, 2004). Thereafter, if we achieve a leverage ratio of less than one, the borrowings on the New Revolving Credit Facility and the New Term Loan will generally bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. If we achieve a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the New Revolving Credit Facility and the New Term Loan will generally bear interest at a rate, at our option, of either 1.0 percent over the lender’s base rate or 2.25 percent over the LIBOR rate. If we achieve a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the New Revolving Credit Facility and the New Term Loan will generally bear interest at a rate, at our option, of either 1.25 percent over the lender’s base rate or 2.5 percent over the LIBOR rate. The New Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the New Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the New Credit Facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. Certain of the financial covenants will become more restrictive over the term of the New Credit Facility. The New Credit Facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the New Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the New Revolving Credit Facility. The New Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties.  We are in compliance with our financial and nonfinancial covenants.

In connection with the closing of the New Credit Facility, we incurred approximately $2.0 million in financing costs. These financing costs are being deferred and amortized using the effective interest method over the life of the New Credit Facility. In connection with the termination of the prior credit facility, we wrote-off approximately $2.0 million of unamortized deferred financing costs related to the prior credit facility.  Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004.

Commitments

The following table summarizes our contractual obligations as of March 31, 2004 that require us to make future cash payments (dollars in thousands):

			Year ending December 31,
	Total	Nine months ending December 31, 2004	2005	2006	2007	2008	2009 and thereafter

Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$78,260	$8,250	$12,000	$13,000	$14,000	$15,000	$16,010
Operating lease obligations	42,028	3,857	4,932	4,435	4,101	3,934	20,769
	$120,288	$12,107	$16,932	$17,435	$18,101	$18,934	$36,779

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2004, we had $78.3 million outstanding under our new senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on March 31, 2004 and assuming repayment of the New Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $0.7 million to our annual interest expense.

As of March 31, 2004, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We provide services in 12 countries outside of the U.S., including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, The Netherlands, New Zealand, Spain and Sweden. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three months ended March 31, 2004, we recorded a foreign exchange translation gain of approximately $100,000.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Audit Committee Pre-Approval

Our audit committee has resolved to pre-approve all audit and non-audit services to be performed for us by our independent auditors, Ernst & Young LLP.  Non-audit services that have received pre-approval include tax preparation and related tax consultation and advice, review and support for securities issuances and acquisition assistance.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

We are party to various legal proceedings in the normal course of business.  Please see the description under the caption “Legal Proceedings” in the prospectus filed with the Commission on March 16, 2004 pursuant to Rule 424(b)(4) under the Securities Act in connection with the Company’s Registration Statement on Form S-1 (File No. 333-110188).

Item 2.                                                           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d)  Use of Proceeds from Registered Securities.  On March 16, 2004, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-110188) was declared effective by the Securities and Exchange Commission, pursuant to which 4,442,000 shares of our common stock were offered and sold for our account at a price of $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.6 million.  The managing underwriters were J.P. Morgan Securities Inc. and Lehman Brothers Inc.  The total underwriting discounts and commissions were approximately $5.6 million, none of which was paid directly or indirectly to our directors or officers or their associates or to persons owning 10% or more of any class of our equity securities or to any affiliate.  The net proceeds of the offering were used to repay a portion of our long-term debt outstanding under our then-existing senior secured credit facility.

Item 3.                                                           Default Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

In March 2004, prior to the completion of our initial public offering, our then 99% stockholder, TNS Holdings LLC, took action by written consent in lieu of a stockholders meeting.  By this written consent, TNS Holdings LLC approved:

(a)  the election of John J. McDonnell, Jr., Brian J. Bates, John J. McDonnell III, Bruce V. Rauner, Philip A. Canfield, Collin E. Roche, John B. Benton, Stephen X. Graham and George G. Moore to serve as the Company’s directors until the annual meeting of stockholders to be held in 2005;

(b) approved and adopted an amendment to the Company’s certificate of incorporation effecting a one-for-7.84 reverse split of the Company’s common stock as part of the initial public offering;

(c) approved and adopted the Company’s amended and restated certificate of incorporation effective upon the completion of the initial public offering; and

(d) approved the Company’s 2004 Long-Term Incentive Plan.

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)           Exhibits

(31.1)	Certification - Chief Executive Officer

(31.2)	Certification - Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: May 17, 2004	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr.
Chairman and Chief
Executive Officer

Date: May 17, 2004	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr.
Chief Financial Officer