Form 10-Q
period 2004-06-30
TNS INC
filed 2004-08-10
CIK 1268671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

Commission File Number: 001-32033

TNS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or jurisdiction of incorporation or organization)

36-4430020
(I.R.S. Employer Identification Number)

11480 Commerce Park Drive, Suite 600
Reston, VA 20191
(Address of principal executive offices)

(703) 453-8300
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒Yes    ☐No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of July 30, 2004
26,781,811 Shares of Common Stock, $0.001 par value

TNS, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,074	$12,413
Accounts receivable, net of allowance for doubtful accounts of $4,313 and $4,503, respectively	41,490	46,553
Other current assets	7,457	8,804

Total current assets	60,021	67,770

Property and equipment, net	45,745	44,453
Identifiable intangible assets, net	223,919	218,764
Goodwill	4,453	4,453
Other assets	8,221	8,858

Total assets	$342,359	$344,298

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$28,731	$11,500
Accounts payable, accrued expenses and other current liabilities	42,072	38,495
Deferred revenue	7,320	9,801

Total current liabilities	78,123	59,796

Long-term debt, net of current portion	121,664	69,510
Other liabilities	3,614	4,401

Total liabilities	203,401	133,707

Commitments and contingencies
Class A redeemable convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 134,846 shares issued and outstanding as of December 31, 2003, and no shares issued or outstanding as of June 30, 2004	176,470	—
Stockholders' (deficit) equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 12,373,370 and 26,778,953 shares issued and outstanding, respectively	12	27
Additional paid-in capital	2,277	259,032
Accumulated deficit	(38,889)	(42,513)
Deferred stock compensation	(173)	(5,248)
Accumulated other comprehensive loss	(739)	(707)

Total stockholders' (deficit) equity	(37,512)	210,591

Total liabilities and stockholders' (deficit) equity	$342,359	$344,298

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues	$54,119	$60,940	$104,750	$121,096
Operating expenses:
Cost of network services, exclusive of the items shown separately below	29,236	29,133	57,413	59,825
Engineering and development	3,096	3,494	5,969	6,932
Selling, general, and administrative	9,638	12,806	18,626	23,825
Depreciation and amortization of property and equipment	4,825	4,950	9,606	9,756
Amortization of intangible assets	6,285	6,196	12,571	14,705

Total operating expenses	53,080	56,579	104,185	115,043

Income from operations	1,039	4,361	565	6,053
Interest expense	(2,943)	(1,004)	(5,821)	(5,437)
Interest income	41	50	76	86
Other income (expense), net	843	(268)	1,382	(168)

(Loss) income before income taxes and equity in net loss of unconsolidated affiliate	(1,020)	3,139	(3,798)	534
Income tax benefit (provision)	5	(1,612)	348	(630)
Equity in net loss of unconsolidated affiliate	—	(61)	—	(98)

Net (loss) income	(1,015)	1,466	(3,450)	(194)
Dividends on preferred stock	(3,702)	—	(7,284)	(3,428)

Net (loss) income attributable to common stockholders	$(4,717)	$1,466	$(10,734)	$(3,622)

Basic net (loss) income per common share	$(0.38)	$0.05	$(0.87)	$(0.17)

Diluted net (loss) income per common share	$(0.38)	$0.05	$(0.87)	$(0.17)

Basic weighted average common shares outstanding	12,373,369	26,778,520	12,373,316	20,842,355

Diluted weighted average common shares outstanding	12,373,369	27,206,244	12,373,316	20,842,355

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(3,450)	$(194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,606	9,756
Amortization of intangible assets	12,571	14,705
Deferred income tax benefit	(526)	(1,728)
Loss on disposal of property and equipment	(4)	—
Amortization and write-off of deferred financing costs	1,015	2,723
Equity in net loss of unconsolidated affiliate	—	98
Stock compensation	53	438
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,884	(5,062)
Other current and noncurrent assets	(2,827)	(438)
Accounts payable, accrued expenses and other current and noncurrent liabilities	118	(2,947)
Deferred revenue	2,346	2,231

Net cash provided by operating activities:	20,786	19,582

Cash flows from investing activities:
Purchases of property and equipment	(7,264)	(8,204)
Purchase of Synapse assets from USWD	—	(6,077)
Purchase of vending assets from USWD	—	(3,748)
Investment in affiliated entity	(100)	(100)
Purchase of Openet S.r.l., net of cash acquired	(1,985)	—

Net cash used in investing activities:	(9,349)	(18,129)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $1,979	—	84,531
Repayment of long-term debt	(6,991)	(155,896)
Payment of refinancing costs	(588)	—
Payment of dividends on preferred stock	—	(173)
Proceeds from stock option exercises	14	16
Proceeds from issuance of common stock, net	—	71,516

Net cash used in financing activities:	(7,565)	(6)

Effect of exchange rates on cash and cash equivalents	(700)	(108)

Net increase in cash and cash equivalents	3,172	1,339
Cash and cash equivalents, beginning of period	5,984	11,074

Cash and cash equivalents, end of period	$9,156	$12,413

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,146	$3,397

Cash paid for income taxes	$159	$2,832

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Description of Business and Basis of Presentation

        TNS, Inc. (TNS or the Company, formerly TNS Holdings, Inc.) is a Delaware corporation. On October 30, 2003, the Company changed its name to TNS, Inc.

        TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS' data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers' operations. The Company's customers outsource their data communication requirements to TNS because of the Company's expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to international customers in 12 countries, including Canada and countries in Europe and the Asia-Pacific region.

        The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

        The Company has four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services to payment processors in the U.S. and Canada, (2) the telecommunication services division (TSD), which provides call signaling services and database access services targeting primarily the telecommunications industry, (3) the financial services division (FSD), which provides, primarily to the financial services community, data networking services in support of the Financial Information eXchange (FIX) messaging protocol and other transaction- oriented trading applications, and (4) the international services division (ISD), which markets the Company's POS and financial services in countries outside of the United States and Canada.

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company's final initial public offering prospectus filed with the SEC on March 16, 2004 as part of Amendment No. 5 to its Registration Statement on Form S-1 (File No. 333-110188), which includes consolidated financial statements and the notes thereto for the year ended December 31, 2003.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, reserves for excess and obsolete inventories, future cash flows from long-lived assets, and accrued expenses for probable losses. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from per transaction fees paid by the Company's customers for the transmission of transaction data, through the Company's networks, between payment processors and POS or ATM terminals. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and validation services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company's networks. Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer's minimum purchase commitments under the contract. In addition, the Company receives installation fees related to the configuration of the customers' systems. Revenue from installation fees is deferred and recognized ratably over the customer's contractual service period, generally three years.

Cost of Network Services

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company's data networks. These costs are expensed by the Company as incurred. Direct costs of installations are deferred and amortized over three years. The Company records its accrual for telecommunication charges based upon network services utilized at historical invoiced rates. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our condensed consolidated statement of operations.

2.     Initial Public Offering

        In March 2004, the Company completed its initial public offering (IPO) of common stock issuing 4,420,000 shares of common stock at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the Company's long-term debt outstanding under its previous senior secured credit facility.

        Upon the completion of the IPO, all of the outstanding shares of the Company's Class A redeemable convertible preferred stock (Class A Preferred Stock), including accrued and unpaid dividends, was converted into 9,984,711 shares of common stock.

3.     Acquisitions and Long-term Investment

Acquisitions of Synapse and Vending Assets

        On May 21, 2004, the Company purchased two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). Pursuant to two separate asset purchase agreements, the

Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million for certain assets related to USWD's Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000 for USWD's vending assets, which support cashless transactions at vending machines. The Company purchased these assets to advance the Company's wireless capability to service existing customers as well as to penetrate new vertical markets.

        The purchase price for the Synapse assets was allocated as follows (in thousands):

Property and equipment	$214
Customer relationships	4,095
Developed technology	1,438
Trade name	345
Other liabilities	(15)

Net assets acquired	$6,077

        The purchase price for the vending assets was allocated as follows (in thousands):

Property and equipment	$82
Customer relationship	831
Developed technology	2,292
Trade name	548
Other liabilities	(5)

Net assets acquired	$3,748

        The amounts allocated to the Synapse and vending intangible assets are being amortized over their estimated useful lives of five years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations for the six months ended June 30, 2004 include the operating results of these acquisitions from May 21, 2004 through June 30, 2004.

Long-term Investment

        In April 2003, TNS made an investment in a company that provides wireless Internet access to recreational vehicle parks. TNS purchased 3.2 percent of the company's common shares for $0.1 million and obtained representation on the company's board of directors. In July 2003, TNS entered into an agreement to provide services to the company and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of the company's common shares. In May 2004, TNS' investment in common shares was converted into 13.1 percent of the company's Series A preferred shares. In May 2004, TNS also made an additional $0.1 million investment to purchase 3.7 percent of the company's Series A preferred shares and the company exercised its right under the existing services agreement to receive additional services from TNS valued at $0.3 million in exchange for 9.4 percent of the company's Series A preferred shares. As of June 30, 2004, TNS owns 26.2 percent of the company's Series A preferred shares and 20.9 percent of the company's total outstanding shares. The Company is accounting for its investment under the equity method of accounting. For the three and six months ended June 30, 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $61,000 and $98,000, respectively.

4.     Long-term Debt

        Debt consists of the following (in thousands):

	December 31, 2003	June 30, 2004
Prior Term A Loan	$10,314	$—
Prior Term B Loan	140,081	—
Term Loan	—	59,500
Revolving Credit Facility	—	21,510

	150,395	81,010
Less: Current portion	(28,731)	(11,500)

Long-term portion	$121,664	$69,510

        On March 19, 2004, the Company entered into a senior secured credit facility (the Credit Facility) to replace its prior credit facility. The Credit Facility consists of a $65.0 million term loan (Term Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility). The Credit Facility matures March 19, 2009. Payments on the Term Loan are due in quarterly installments over the five-year term, beginning on March 31, 2004. Total payments for each year are as follows (in thousands):

Year 1	$11,000
Year 2	12,000
Year 3	13,000
Year 4	14,000
Year 5	15,000

$65,000

        For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.50 percent over the LIBOR rate (3.78 percent as of June 30, 2004). Thereafter, if the Company achieves a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company's option, of either 0.75 percent over the lender's base rate or 2.0 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company's option, of either 1.0 percent over the lender's base rate or 2.25 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company's option, of either 1.25 percent over the lender's base rate or 2.5 percent over the LIBOR rate. The Company's leverage ratio as of June 30, 2004 was 1.3 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at the Company's option.

        The terms of the Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of June 30, 2004, the Company is required to maintain a leverage ratio of less than 2.2 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 1.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including the Company's ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company's future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company's debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the Credit Facility as of June 30, 2004.

        In connection with the closing of the Credit Facility, the Company incurred approximately $2.0 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the Credit Facility. In connection with the termination of the prior credit facility in March 2004, the Company wrote-off approximately $2.0 million in unamortized deferred financing costs related to the prior credit facility. Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

5.     Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net (loss) income	$(1,015)	$1,466	$(3,450)	$(194)
Change in market value of interest rate swap	(200)	—	(380)	—
Foreign currency translation adjustments	515	(886)	715	31

Total comprehensive (loss) income	$(700)	$580	$(3,115)	$(163)

6.     Net Income (Loss) Per Common Share

        Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. For the period prior to the IPO, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would be anti-dilutive. In addition, options to purchase 316,721 and 1,145,597 shares of common stock that were outstanding as of June 30, 2003 and 2004, respectively, were excluded from the computation of diluted net loss per common share for the six months ended June 30, 2003 and 2004 and the three months ended June 30, 2003 as their effect would be anti-dilutive. The treasury stock effect of 304,000 shares of unvested common stock held by executives and employees as of June 30, 2004 was not included in the computation of diluted net loss per common share for the six months ended June 30, 2004 as the effect would be anti-dilutive.

        The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net (loss) income	$(1,015)	$1,466	$(3,450)	$(194)
Dividends on preferred stock	(3,702)	—	(7,284)	(3,428)

Net (loss) income attributable to common stockholders	$(4,717)	$1,466	$(10,734)	$(3,622)

Weighted average common share calculation:
Basic weighted average common shares outstanding	12,373,369	26,778,520	12,373,316	20,842,355
Conversion of Class A Preferred Stock	—	—	—	—
Treasury stock effect of unvested common stock	—	302,132	—	—
Treasury stock effect of options	—	125,592	—	—

Diluted weighted average common shares outstanding	12,373,369	27,206,244	12,373,316	20,842,355

Net (loss) income per common share:
Basic (loss) income per common share	$(0.38)	$0.05	$(0.87)	$(0.17)
Diluted (loss) income per common share	$(0.38)	$0.05	$(0.87)	$(0.17)

        The pro forma net income (loss) per common share is computed using the pro forma net income (loss) attributable to common stockholders and the pro forma weighted average common shares outstanding during the period. The pro forma weighted average common shares outstanding assume the conversion of the Class A Preferred Stock plus accrued and unpaid dividends into common stock at the

IPO price of $18.00 per share as if the conversion had occurred at the beginning of each period presented.

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net (loss) income	$(1,015)	$1,466	$(3,450)	$(194)
Dividends on preferred stock	—	—	—	—

Pro forma net (loss) income attributable to common stockholders	$(1,015)	$1,466	$(3,450)	$(194)

Weighted average common share calculation:
Basic weighted average common shares outstanding	12,373,369	26,778,520	12,373,316	20,842,355
Conversion of Class A Preferred Stock	9,371,907	—	9,371,907	4,114,579

Pro forma basic weighted average common shares outstanding	21,745,276	26,778,520	21,745,223	24,956,934

Treasury stock effect of unvested common stock	—	302,132	—	—
Treasury stock effect of options	—	125,592	—	—

Pro forma diluted weighted average common shares outstanding	21,745,276	27,206,244	21,745,223	24,956,934

Pro forma net (loss) income per common share:
Pro forma basic (loss) income per common share	$(0.05)	$0.05	$(0.16)	$(0.01)
Pro forma diluted (loss) income per common share	$(0.05)	$0.05	$(0.16)	$(0.01)

7.     Stock Based Compensation

        In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long-Term Incentive Plan (the Plan) and the Company's stockholders approved the Plan in March 2004. The Plan reserves 1,586,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant, and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years. The options expire 10 years from the date of grant. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years. As of June 30, 2004, the Company granted 304,000 shares of restricted stock and recorded approximately $5.1 million of deferred compensation related to these shares of restricted stock. The deferred compensation is being amortized over the four-year vesting period of the shares of restricted stock. For the three and six months ended June 30, 2004, the Company recorded compensation expense of approximately $342,000 and $397,000 respectively, related to these shares of restricted stock.

        The Company continues to account for employee stock options or similar equity instruments to employees under the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value method of accounting for employee stock options or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to account for employee stock options or similar instruments pursuant to APB Opinion No. 25 must make pro forma disclosures of net income, as if the fair value method of accounting had been applied.

        If stock compensation expense had been determined based upon the fair value method at the grant dates, the Company's net (loss) income attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net (loss) income attributable to common stockholders, as reported	$(4,717)	$1,466	$(10,734)	$(3,622)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	14	217	32	263
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(165)	(683)	(325)	(942)

Pro forma net (loss) income attributable to common stockholders	$(4,868)	$1,000	$(11,027)	$(4,301)

Basic and diluted net (loss) income per common share, as reported	$(0.38)	$0.05	$(0.87)	$(0.17)
Pro forma basic and diluted net (loss) income per common share	$(0.39)	$0.04	$(0.89)	$(0.21)

8.     Segment Information

        The Company's reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments: POS, TSD, FSD and ISD. However, the Company's management only evaluates revenues for these four segments. A significant portion of the Company's North American operating expenses are shared between the POS, TSD and FSD segments, and therefore, management analyzes operating results for these three segments on a combined basis.

        Management evaluates the North American and ISD performance on EBITDA before stock compensation expense because operating expenses are distinguishable between North American and ISD operations. The Company defines EBITDA before stock compensation expense as income from operations before depreciation, amortization and stock compensation expense. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for major noncash items. The Company's definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities. Assets are not segregated between reportable segments, and management does not use asset information by segments to evaluate segment performance. As such, no information is presented related to fixed assets by reportable segment and capital expenditures for each segment.

        Revenue for the Company's four business units is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues:
POS	$31,007	$28,586	$60,490	$57,471
TSD	6,900	8,241	14,049	16,851
FSD	5,149	6,163	9,910	12,158
ISD	11,063	17,950	20,301	34,616

Total revenues	$54,119	$60,940	$104,750	$121,096

        EBITDA before stock compensation expense for North American and ISD operations is reflected below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
EBITDA before stock compensation expense:
North America	$10,464	$10,384	$20,879	$21,118
ISD	1,708	5,485	1,916	9,834

Total EBITDA before stock compensation expense	$12,172	$15,869	$22,795	$30,952

        EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
EBITDA before stock compensation expense	$12,172	$15,869	$22,795	$30,952
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(11,110)	(11,146)	(22,177)	(24,461)
Stock compensation	(23)	(362)	(53)	(438)
Interest expense	(2,943)	(1,004)	(5,821)	(5,437)
Interest and other income (expense), net	884	(218)	1,458	(82)

(Loss) income before income taxes and equity in net loss of unconsolidated affiliate	$(1,020)	$3,139	$(3,798)	$534

        Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2003	June 30, 2004
POS	$160,271	157,793
TSD	3,305	3,221
FSD	30,503	29,465
ISD	34,293	32,738

Total goodwill and intangible assets	$228,372	$223,217

Geographic Information

        The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, New Zealand, Spain, Sweden and The Netherlands. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

        The Company's revenues were generated in the following geographic regions (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues:
North America	$43,056	$42,990	$84,449	$86,480
Europe	10,310	15,870	19,260	30,700
Asia-Pacific	753	2,080	1,041	3,916

Total revenues	$54,119	$60,940	$104,750	$121,096

        The Company's long-lived tangible assets including goodwill and intangible assets were located as follows (in thousands):

	December 31, 2003	June 30, 2004
North America	$232,393	$228,958
Europe	45,057	42,350
Asia-Pacific	4,888	5,220

Total long-lived assets	$282,338	$276,528

9.     Litigation and Claims

        The Company is periodically involved in disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

        On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. The plaintiffs are seeking unspecified damages. Management intends to vigorously contest this action, although no assurance can be given as to the outcome of this lawsuit. Management cannot estimate a range of possible loss. Management believes that it will prevail in this matter and that its loss will be limited to legal defense costs.

        Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and have proposed $6.7 million in assessments on the basis that sales taxes are owed. Both the Company and the customers involved are vigorously defending any proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

10.   Subsequent Event

        On August 5, 2004, TNS made an investment in a company that provides mobile POS transaction infrastructure and solutions for mobile merchants. TNS purchased 5,952,381 shares or 38.5 percent of the company's Series B convertible preferred stock for $2.5 million and obtained representation on the company's board of directors. As of August 5, 2004, TNS owns 20.2 percent of the company's total outstanding shares.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our initial public offering prospectus filed as part of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-110188) filed with the SEC on March 16, 2004 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

        There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe the Company's business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company's reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer's ability to direct their data communications from the Company's networks to other networks; the Company's ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company's quarterly results because of the seasonal nature of the business and other factors outside of the Company's control; the Company's ability to identify, execute or effectively integrate future acquisitions; the Company's ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company's prospectus filed with the SEC on March 16, 2004. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this filing.

Overview

        We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 12 countries, including Canada and countries in Europe and the Asia-Pacific region.

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

        In March 2004, we completed our initial public offering (IPO) of common stock issuing 4,420,000 shares of common stock at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the outstanding debt under our then-existing senior secured credit facility. Concurrent with the closing of the IPO, we entered into a new senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our then-existing senior secured credit facility. In connection with the termination of our previous senior secured credit facility, we recognized a charge of approximately $2.0 million related to the write-off of unamortized deferred financing costs. Such write-off was included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

        Upon the completion of the IPO, all of the outstanding shares of our Class A redeemable convertible preferred stock, including accrued and unpaid dividends, converted into 9,984,712 shares of common stock.

Acquisitions and Long-term Investments

        On May 21, 2004, we purchased two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). Pursuant to two separate asset purchase agreements, the Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million for certain assets related to USWD's Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000, for USWD's vending assets, which support cashless transactions at vending machines. We purchased these assets to advance our wireless capability to service existing customers as well as to penetrate new vertical markets. We accounted for the acquisitions of the Synapse and vending assets under the purchase method with the total consideration allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $5.9 million related to the Synapse assets and $3.7 million related to the vending assets. Our consolidated results of operations for the six months ended June 30, 2004 include the operating results of these acquisitions from May 21, 2004 through June 30, 2004.

        In April 2003, we made an investment in a company that provides wireless Internet access to recreational vehicle parks. We purchased 3.2 percent of the company's common shares for $0.1 million and obtained representation on the company's board of directors. In July 2003, we entered into an agreement to provide services to the company and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of the company's common shares. In May 2004, our investment in common shares was converted into 13.1 percent of the company's Series A preferred shares. In May 2004, we also made an additional $0.1 million investment to purchase 3.7 percent of the company's Series A preferred shares and the company exercised its right under the existing services agreement to receive additional services from us valued at $0.3 million in exchange for 9.4 percent of the company's Series A preferred shares. As of June 30, 2004, we own 26.2 percent of the company's Series A preferred shares and 20.9 percent of the company's total outstanding shares. We are accounting for its investment under the equity method of accounting. For the three and six months ended June 30, 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $61,000 and $98,000, respectively.

        On August 5, 2004, we made an investment in a company that provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of the company's Series B convertible preferred stock for $2.5 million and obtained representation on the company's board of directors. As of August 5, 2004, we own 20.2 percent of the company's total outstanding shares.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues	$54,119	$60,940	$104,750	$121,096
Operating expenses:
Cost of network services, exclusive of the items shown separately below	29,236	29,133	57,413	59,825
Engineering and development	3,096	3,494	5,969	6,932
Selling, general, and administrative	9,638	12,806	18,626	23,825
Depreciation and amortization of property and equipment	4,825	4,950	9,606	9,756
Amortization of intangible assets	6,285	6,196	12,571	14,705

Total operating expenses	53,080	56,579	104,185	115,043

Income from operations	1,039	4,361	565	6,053
Interest expense	(2,943)	(1,004)	(5,821)	(5,437)
Interest and other income (expense), net	884	(218)	1,458	(82)

(Loss) income before income taxes and equity in net loss of unconsolidated affiliate	(1,020)	3,139	(3,798)	534
Income tax benefit (provision)	5	(1,612)	348	(630)
Equity in net loss of unconsolidated affiliate	—	(61)	—	(98)

Net (loss) income	$(1,105)	$1,466	$(3,450)	$(194)

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

        Revenues.    Total revenues increased $6.8 million, or 12.6%, to $60.9 million for the three months ended June 30, 2004, from $54.1 million for the three months ended June 30, 2003. We generate revenues through four operating divisions.

        POS division.    Revenues from the POS division decreased $2.4 million, or 7.8%, to $28.6 million for the three months ended June 30, 2004, from $31.0 million for the three months ended June 30, 2004. The $2.4 million decrease in POS revenues resulted from a decline in transaction volumes and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 6.5% to 1.9 billion transactions for the three months ended June 30, 2004, from 2.0 billion transactions for the three months ended June 30, 2003. We expect that in 2004 in connection with contract renewals some of our POS customers may seek to negotiate greater pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. In addition, based upon the current status of negotiations, we believe that revenues and related transaction volumes from our largest customer may decline in the fourth quarter of 2004 and thereafter. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease.

        International services division.    Revenues from the international services division increased $6.9 million, or 62.2%, to $17.9 million for the three months ended June 30, 2004, from $11.1 million for the three months ended June 30, 2003. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France and Spain and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $3.4 million, or 43.6%, to $11.3 million for the three months ended June 30, 2004, from $7.8 million for the three months ended June 30, 2003.

        Telecommunication services division.    Revenues from the telecommunication services division increased $1.3 million, or 19.4%, to $8.2 million for the three months ended June 30, 2004, from $6.9 million for the three months ended June 30, 2003. The growth in revenues was primarily due to increased usage of our call signaling services.

        Financial services division.    Revenues from the financial services division increased $1.0 million, or 19.7%, to $6.2 million for the three months ended June 30, 2004, from $5.2 million for the three months ended June 30, 2003. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

        Cost of network services.    Cost of network services decreased $0.1 million, or 0.4%, to $29.1 million for the three months ended June 30, 2004, from $29.2 million for the three months ended June 30, 2003. Cost of network services represented 47.8% of revenues for the three months ended June 30, 2004, compared to 54.0% of revenues for the three months ended June 30, 2003. The decrease in cost of network services resulted primarily from a decrease in usage-based vendor telecommunications charges in our POS division and to a lesser extent, lower usage charges from decreased transactions, partially offset by higher usage charges from our TSD, FSD and ISD services. Gross profit represented 52.2% of total revenues for the three months ended June 30, 2004, compared to 46.0% for the three months ended June 30, 2003. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges.

        Future cost of network services depends on a number of factors including total transaction and query volume, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in transaction volumes could lead to a decline in gross margin since significant portions of our network costs are fixed costs.

        Engineering and development expense.    Engineering and development expense increased $0.4 million, or 12.8%, to $3.5 million for the three months ended June 30, 2004, from $3.1 million for the three months ended June 30, 2003. Engineering and development expense represented 5.7% of revenues for the three months ended June 30, 2004 and the three months ended June 30, 2003. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $3.2 million, or 32.9%, to $12.8 million for the three months ended June 30, 2004, from $9.6 million for the three months ended June 30, 2003. Selling, general and administrative expense represented 21.0% of revenues for the three months ended June 30, 2004, compared to 17.8% of revenues for the three months ended June 30, 2003. Selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $0.1 million to $5.0 million for the three months ended June 30, 2004, from $4.9 million for the three months ended June 30, 2003. Depreciation and amortization of property and equipment represented 8.2% of revenues for the three months ended June 30, 2004, compared to 8.9% of revenues for the three months ended June 30, 2003.

        Amortization of intangible assets.    Amortization of intangible assets decreased $0.1 million, or 1.4%, to $6.2 million for the three months ended June 30, 2004, from $6.3 million for the three months ended June 30, 2003. The amortization of intangible assets for the three months ended June 30, 2004 and 2003 relates solely to the intangible assets resulting from acquisitions. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. Based upon the current status of contract negotiations with our largest customer, we believe that revenues and related transaction volumes from this customer may decline in the fourth quarter of 2004 and thereafter. The intangible asset value attributable to this customer relationship is approximately $25.9 million as of June 30, 2004. We will continue to assess the recoverability of this customer relationship asset based upon anticipated future cash flows.

        Interest expense.    Interest expense decreased $1.9 million to $1.0 million for the three months ended June 30, 2004, from $2.9 million for the three months ended June 30, 2003. This decrease was primarily due to the repayment of a portion of our term debt with the net proceeds from our initial public offering on March 16, 2004.

        Interest and other income (expense), net.    Interest and other income (expense), net decreased $1.1 million to $(0.2) million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003. Included in other income (expense), net for the three months ended June 30, 2004 is a loss on foreign currency translation of $0.3 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $0.7 million for the three months ended June 30, 2003.

        Income tax (provision) benefit.    For the three months ended June 30, 2004, our income tax provision was $1.6 million compared to a benefit of $5,000 for the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

        Revenues.    Total revenues increased $16.3 million, or 15.6%, to $121.1 million for the six months ended June 30, 2004, from $104.8 million for the six months ended June 30, 2003. We generate revenues through four operating divisions.

        POS division.    Revenues from the POS division decreased $3.0 million, or 5.0%, to $57.5 million for the six months ended June 30, 2004, from $60.5 million for the six months ended June 30, 2004. The $3.0 million decrease in POS revenues resulted from a decline in transaction volumes and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 3.2% to 3.7 billion transactions for the six months ended June 30, 2004, from 3.8 billion transactions for the six months ended June 30, 2003. We expect that in 2004 in connection with contract renewals some of our POS customers may seek to negotiate greater pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. In addition, based upon the current status of negotiations, we believe that revenues and related transaction volumes from our largest customer may decline in the fourth quarter of 2004 and thereafter. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease.

        International services division.    Revenues from the international services division increased $14.3 million, or 70.5%, to $34.6 million for the six months ended June 30, 2004, from $20.3 million for the six months ended June 30, 2003. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France and Spain and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $7.0 million, or 46.6%, to $22.1 million for the six months ended June 30, 2004, from $15.1 million for the six months ended June 30, 2003.

        Telecommunication services division.    Revenues from the telecommunication services division increased $2.8 million, or 19.9%, to $16.9 million for the six months ended June 30, 2004, from $14.1 million for the six months ended June 30, 2003. The growth in revenues was primarily due to increased usage of our call signaling services.

        Financial services division.    Revenues from the financial services division increased $2.2 million, or 22.7%, to $12.2 million for the six months ended June 30, 2004, from $9.9 million for the six months ended June 30, 2003. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

        Cost of network services.    Cost of network services increased $2.4 million, or 4.2%, to $59.8 million for the six months ended June 30, 2004, from $57.4 million for the six months ended June 30, 2003. Cost of network services represented 49.4% of revenues for the six months ended June 30, 2004, compared to 54.8% of revenues for the six months ended June 30, 2003. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services, offset primarily by a decrease in usage-based vendor telecommunications charges in our POS division, and to a lesser extent, lower usage charges from decreased POS transactions. Gross profit represented 50.6% of total revenues for the six months ended June 30, 2004, compared to 45.2% for the six months ended June 30, 2003. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges.

        Future cost of network services depends on a number of factors including total transaction and query volume, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in transaction volumes could lead to a decline in gross margin since significant portions of our network costs are fixed costs.

        Engineering and development expense.    Engineering and development expense increased $0.9 million, or 16.1%, to $6.9 million for the six months ended June 30, 2004, from $6.0 million for the six months ended June 30, 2003. Engineering and development expense represented 5.7% of revenues for the six months ended June 30, 2004 and 2003. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $5.2 million, or 27.9%, to $23.8 million for the six months ended June 30, 2004, from $18.6 million for the six months ended June 30, 2003. Selling, general and administrative expense represented 20.0% of revenues for the six months ended June 30, 2004, compared to 17.8% of revenues for the six months ended June 30, 2003. Selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $0.2 million to $9.8 million for the six months ended June 30, 2004, from $9.6 million for the six months ended June 30, 2003. Depreciation and amortization of property and equipment represented 8.1% of revenues for the six months ended June 30, 2004, compared to 9.2% of revenues for the six months ended June 30, 2003.

        Amortization of intangible assets.    Amortization of intangible assets increased $2.1 million, or 17.0%, to $14.7 million for the six months ended June 30, 2004, from $12.6 million for the six months ended June 30, 2003. The amortization of intangible assets for the six months ended June 30, 2004 and 2003 relates solely to the intangible assets resulting from acquisitions. The increase was attributable to the accelerated amortization of a portion of our customer relationship intangible asset in connection with the loss of two POS customers during the first quarter of 2004. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. Based upon the current status of contract negotiations with our largest customer, we believe that revenues and related transaction volumes from this customer may decline in the fourth quarter of 2004 and thereafter. The intangible asset value attributable to this customer relationship is approximately $25.9 million as of June 30, 2004. We will continue to assess the recoverability of this customer relationship asset based upon anticipated future cash flows.

        Interest expense.    Interest expense decreased $0.4 million to $5.4 million for the six months ended June 30, 2004, from $5.8 million for the six months ended June 30, 2003. This decrease was primarily due to the repayment of a portion of our term debt with the net proceeds from our initial public offering on March 16, 2004, partially offset by the write-off on March 19, 2004 of $2.0 million of deferred financing costs in connection with the termination of our previous senior secured credit facility.

        Interest and other income (expense), net.    Interest and other income (expense), net was $(0.1) million for the six months ended June 30, 2004 compared to $1.5 million for the six months ended June 30, 2003. Included in other income (expense), net for the six months ended June 30, 2004 is a loss on foreign currency translation of $0.2 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $0.7 million for the six months ended June 30, 2003. Also included in interest and other income, net for the six months ended June 30, 2003 was a gain of $0.6 million on the sale of our equity method investment in a related entity.

        Income tax (provision) benefit.    For the six months ended June 30, 2004, our income tax provision was $0.6 million compared to a benefit of $0.3 million for the six months ended June 30, 2003.

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

        Our operations provided us cash of $19.6 million for the six months ended June 30, 2004, which was attributable to a net loss of $0.2 million, depreciation, amortization and other non-cash charges of $26.0 million and an decrease in working capital of $6.2 million. Our operations provided us cash of $20.8 million for the six months ended June 30, 2003, which was attributable to a net loss of $3.4 million, depreciation, amortization and other non-cash charges of $22.7 million and an increase in working capital of $1.5 million.

        We used cash of $18.1 million in investing activities for the six months ended June 30, 2004, which includes capital expenditures of $8.2 million. In addition, we spent $6.1 million and $3.7 million, respectively to purchase the Synapse and vending assets from USWD to facilitate our objective to enhance our POS services. We used cash of $9.3 million in investing activities for the six months ended June 30, 2003, which consisted primarily of capital expenditures of $7.3 million, and in addition we spent $2.0 million in January 2003 to purchase the remaining 49.9% interest of Openet S.r.l., an Italian provider of POS services. Significant portions of our capital expenditures in each period were for network equipment, third-party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements. Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

        We used cash of $6,000 for financing activities for the six months ended June 30, 2004, which includes $5.5 million of long-term debt repayments on our new senior secured credit facility and $150.4 million of long-term debt repayments under our previous senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.5 million and borrowings under our new credit facility, net of financing costs, of $79.0 million. We also borrowed $5.5 million in May 2004 under our new credit facility, the proceeds of which were used to fund the acquisition of the Synapse assets from USWD. We used cash of $7.6 million for financing activities for the six months ended June 30, 2003, which consisted primarily of $7.0 million of long-term debt repayments.

Senior Secured Credit Facility

        On March 19, 2004, we entered into a new senior secured credit facility (the Credit Facility) to replace our existing senior secured credit facility. The Credit Facility consists of a $65.0 million term loan (Term Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility). The Credit Facility matures March 19, 2009. Payments on the Term Loan are due in quarterly installments over the five-year term, beginning on March 31, 2004. Total payments for each year are as follows (in thousands):

Year 1	$11,000
Year 2	12,000
Year 3	13,000
Year 4	14,000
Year 5	15,000

$65,000

        For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan generally bore interest at a rate of 2.50 percent over the LIBOR rate (3.78 percent as of June 30, 2004). Thereafter, if we achieve a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 0.75 percent over the lender's base rate or 2.0 percent over the LIBOR rate. If we achieve a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.0 percent over the lender's base rate or 2.25 percent over the LIBOR rate. If we achieve a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.25 percent over the lender's base rate or 2.5 percent over the LIBOR rate. Our leverage ratio as of June 30, 2004 was 1.3 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at the Company's option.

        The terms of the Credit Facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of June 30, 2004, we are required to maintain a leverage ratio of less than 2.2 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 1.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We are in compliance with our financial and nonfinancial covenants as of June 30, 2004.

        In connection with the closing of the Credit Facility in March 2004, we incurred approximately $2.0 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the Credit Facility. In connection with the termination of the prior credit facility, we wrote-off approximately $2.0 million of unamortized deferred financing costs related to the prior credit facility. Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

Commitments

        The following table summarizes our contractual obligations as of June 30, 2004 that require us to make future cash payments (dollars in thousands):

			Year ending December 31,
		Six months ending December 31, 2004
	Total		2005	2006	2007	2008	2009 and thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$81,010	$5,500	$12,000	$13,000	$14,000	$15,000	$21,510
Operating lease obligations	43,935	3,135	6,008	5,099	4,540	4,019	21,134

	$124,945	$8,635	$18,008	$18,099	$18,540	$19,019	$42,644

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2004, we had $81.0 million outstanding under our new senior secured credit facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Based upon the outstanding borrowings on June 30, 2004 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $0.8 million to our annual interest expense.

        As of June 30, 2004, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

        We provide services in 12 countries outside of the U.S., including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, The Netherlands, New Zealand, Spain and Sweden. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the six months ended June 30, 2004, we recorded a loss on foreign currency translation of approximately $0.2 million.

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company's Chief Executive Officer and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

        There have been no significant changes during the quarter covered by this report in the Company's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Audit Committee Pre-Approval

        Our audit committee has resolved to pre-approve all audit and non-audit services to be performed for us by our independent auditors, Ernst & Young LLP. Non-audit services that have received pre-approval include tax preparation and related tax consultation and advice, review and support for securities issuances and acquisition assistance.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are party to various legal proceedings in the normal course of business. Please see the description under the caption "Legal Proceedings" in the prospectus filed with the Commission on March 16, 2004 as part of Amendment No. 5 to the Company's Registration Statement on Form S-1 (File No. 333-110188).

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None.

Item 3.    Default Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (31.1)
  Certification—Chief Executive Officer

  (31.2)
  Certification—Chief Financial Officer

  (32.1)
  Written Statement of Chief Executive Officer and Chief Financial Officer

  (b)
  Reports on Form 8-K

        Form 8-K filed on April 22, 2004 reporting under Items 9 and 12

        Form 8-K filed on May 4, 2004 reporting under Items 9 and 12

        Form 8-K filed on June 7, 2004 reporting under Items 2, 5 and 7

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: August 10, 2004	By:	/s/ JOHN J. MCDONNELL, JR. John J. McDonnell, Jr. Chairman and Chief Executive Officer
Date: August 10, 2004	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Financial Officer

QuickLinks

TNS, INC. INDEX
PART I—FINANCIAL INFORMATION
TNS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)
TNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except share and per share data)
TNS, INC. CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II—OTHER INFORMATION
SIGNATURES