Form 10-Q
period 2004-09-30
TNS INC
filed 2004-11-15
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

Commission File Number: 001–32033

TNS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36–4430020
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11480 Commerce Park Drive, Suite 600 Reston, VA 20191
(Address of principal executive offices)

(703) 453–8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).    ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of November 1, 2004
27,986,193 Shares of Common Stock, $0.001 par value

TNS, INC.

INDEX

Part I:	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004
Notes to Condensed Consolidated Financial Statements
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II:	OTHER INFORMATION

	Item 1.	Legal Proceedings
	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	Item 3.	Default Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 4.	Other Information
	Item 6.	Exhibits

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,074	$12,966
Accounts receivable, net of allowance for doubtful accounts of $4,313 and $4,628, respectively	41,490	47,537
Other current assets	7,457	10,683
Total current assets	60,021	71,186
Property and equipment, net	45,745	47,649
Identifiable intangible assets, net	223,919	212,613
Goodwill	4,453	4,453
Other assets	8,221	14,919
Total assets	$342,359	$350,820
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long–term debt	$28,731	$11,750
Accounts payable, accrued expenses and other current liabilities	42,072	44,105
Deferred revenue	7,320	9,927
Total current liabilities	78,123	65,782
Long–term debt, net of current portion	121,664	66,510
Other liabilities	3,614	4,470
Total liabilities	203,401	136,762
Commitments and contingencies
Class A redeemable convertible preferred stock, $0.01 par value; 5,000,000 shares authorized; 134,846 shares issued and outstanding as of December 31, 2003, and no shares issued or outstanding as of September 30, 2004	176,470	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 12,373,370 and 26,783,312 shares issued and outstanding, respectively	12	27
Additional paid–in capital	2,277	259,374
Accumulated deficit	(38,889)	(39,762)
Deferred stock compensation	(173)	(5,142)
Accumulated other comprehensive loss	(739)	(439)
Total stockholders’ (deficit) equity	(37,512)	214,058
Total liabilities and stockholders’ (deficit) equity	$342,359	$350,820

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues	$57,245	$64,584	$161,996	$185,680
Operating expenses:
Cost of network services, exclusive of the items shown separately below	29,715	31,344	87,128	91,170
Engineering and development	2,416	3,748	8,385	10,680
Selling, general, and administrative	8,902	12,690	27,528	36,515
Depreciation and amortization of property and equipment	4,926	4,989	14,533	14,746
Amortization of intangible assets	6,285	6,151	18,856	20,855
Total operating expenses	52,244	58,922	156,430	173,966
Income from operations	5,001	5,662	5,566	11,714
Interest expense	(2,794)	(1,035)	(8,615)	(6,472)
Interest income	34	130	111	216
Other income, net	175	389	1,556	221
Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	2,416	5,146	(1,382)	5,679
Income tax provision	(927)	(1,714)	(578)	(2,344)
Equity in net loss of unconsolidated affiliate	(24)	(682)	(24)	(780)
Net income (loss)	1,465	2,750	(1,984)	2,555
Dividends on preferred stock	(3,827)	—	(11,111)	(3,428)
Net (loss) income attributable to common stockholders	$(2,362)	$2,750	$(13,095)	$(873)
Basic net (loss) income per common share	$(0.19)	$0.10	$(1.06)	$(0.04)
Diluted net (loss) income per common share	$(0.19)	$0.10	$(1.06)	$(0.04)
Basic weighted average common shares outstanding	12,373,369	26,781,393	12,373,334	22,836,485
Diluted weighted average common shares outstanding	12,373,369	27,210,963	12,373,334	22,836,485

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net (loss) income	$(1,984)	$2,555
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,533	14,746
Amortization of intangible assets	18,856	20,855
Deferred income tax benefit	(523)	(3,333)
Loss (gain) on disposal of property and equipment	29	(235)
Amortization and write–off of deferred financing costs	1,516	2,919
Equity in net loss of unconsolidated affiliate	24	780
Stock compensation	74	798
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,888	(6,047)
Other current and noncurrent assets	(5,739)	(4,076)
Accounts payable, accrued expenses and other current and noncurrent liabilities	(2,833)	2,660
Deferred revenue	3,138	2,357
Net cash provided by operating activities:	29,979	33,979
Cash flows from investing activities:
Purchases of property and equipment	(11,121)	(16,396)
Purchase of Synapse assets from USWD	—	(6,077)
Purchase of vending assets from USWD	—	(3,748)
Investments in unconsolidated affiliates	(100)	(3,600)
Purchase of Openet S.r.l., net of cash acquired	(1,985)	—
Net cash used in investing activities:	(13,206)	(29,821)
Cash flows from financing activities:
Proceeds from issuance of long–term debt, net of financing costs of $1,979	—	84,531
Repayment of long–term debt	(12,963)	(158,646)
Payment of refinancing costs	(588)	—
Payment of dividends on preferred stock	—	(173)
Proceeds from stock option exercises	14	101
Proceeds from issuance of common stock, net	—	71,516
Net cash used in financing activities:	(13,537)	(2,671)
Effect of exchange rates on cash and cash equivalents	(1,093)	405
Net increase in cash and cash equivalents	2,143	1,892
Cash and cash equivalents, beginning of period	5,984	11,074
Cash and cash equivalents, end of period	$8,127	$12,966
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,465	$4,244
Cash paid for income taxes	$1,137	$3,121

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company, formerly TNS Holdings, Inc.) is a Delaware corporation. On October 30, 2003, the Company changed its name to TNS, Inc.

TNS is a leading provider of business–critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time–sensitive, transaction–related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost–effective services. TNS provides services to customers in the United States and increasingly to international customers in 12 countries, including Canada and countries in Europe and the Asia–Pacific region.

The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols, are designed to be scalable and are accessible by multiple methods, including dial–up, dedicated, wireless and Internet connections.

The Company has four business divisions: (1) the point–of–sale/point–of–service (POS) division, which provides data communications services to payment processors in the U.S. and Canada, (2) the telecommunication services division (TSD), which provides call signaling services and database access services targeting primarily the telecommunications industry, (3) the financial services division (FSD), which provides, primarily to the financial services community, data networking services in support of the Financial Information eXchange (FIX) messaging protocol and other transaction–oriented trading applications, and (4) the international services division (ISD), which markets the Company’s POS and financial services in countries outside of the United States and Canada.

On March 15, 2004, the Company declared a 1–for–7.84 reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements, required by GAAP, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s prospectus filed with the SEC on September 28, 2004 (File No. 333–118301), which includes consolidated financial statements and the notes thereto for the year ended December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, reserves for excess and obsolete inventories, future cash flows from long–lived assets, and accrued expenses for probable losses. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s networks, between payment processors and POS or ATM terminals. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and validation services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s networks. Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer’s minimum purchase commitments under the contract. In addition, the Company receives installation fees related to the configuration of the customers’ systems. Revenue from installation fees is deferred and recognized ratably over the customer’s contractual service period, generally three years.

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

Stock Based Compensation

In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long–Term Incentive Plan (the Plan) and the Company’s stockholders approved the Plan in March 2004. The Plan reserves 1,586,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non–employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years. The options expire 10 years from the date of grant. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years. As of September 30, 2004, the Company granted 314,250 shares of restricted stock and recorded approximately $5.1 million of deferred compensation related to these shares of restricted stock. The deferred compensation is being amortized over the four–year vesting period of the shares of restricted stock. For the three and nine months ended September 30, 2004, the Company recorded compensation expense of approximately $356,000 and $780,000 respectively, related to these shares of restricted stock.

The Company continues to account for employee stock options or similar equity instruments to employees under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock–Based Compensation” defines a fair value method of accounting for employee stock options or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to account for employee stock options or similar instruments pursuant to APB Opinion No. 25 must make pro forma disclosures of net income, as if the fair value method of accounting had been applied.

If stock compensation expense had been determined based upon the fair value method at the grant dates, the Company’s net (loss) income attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net (loss) income attributable to common stockholders, as reported	$(2,362)	$2,750	$(13,095)	$(873)
Add: Stock–based employee compensation expense included in reported net loss, net of related tax effects	12	216	44	479
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(164)	(696)	(490)	(1,612)
Pro forma net (loss) income attributable to common stockholders	$(2,514)	$2,270	$(13,541)	$(2,006)
Basic and diluted net (loss) income per common share, as reported	$(0.19)	$0.10	$(1.06)	$(0.04)
Pro forma basic and diluted net (loss) income per common share	$(0.20)	$0.08	$(1.09)	$(0.09)

2.             Offerings of Common Stock

In March 2004, the Company completed its initial public offering (IPO) issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the Company’s long–term debt outstanding under its previous senior secured credit facility.

Upon the completion of the IPO, all of the outstanding shares of the Company’s Class A redeemable convertible preferred stock (Class A Preferred Stock), including accrued and unpaid dividends, was converted into 9,984,711 shares of common stock.

On October 1, 2004, the Company completed a follow–on offering of common stock issuing 1,084,744 common shares at $20.00 per share, which generated proceeds, net of offering costs, of approximately $19.0 million.  On November 1, 2004, in connection with the follow–on offering, the underwriters exercised a portion of their over–allotment option and the Company issued an additional 118,232 shares of common stock at $20.00 per share, which generated proceeds, net of offering costs of approximately $2.3 million.  The net proceeds from the follow–on offering were used to repay a portion of the Company’s long–term debt outstanding under its existing credit facility.

3.             Acquisitions and Long–term Investment

Acquisitions of Synapse and Vending Assets

On May 21, 2004, the Company purchased two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). Pursuant to two separate asset purchase agreements, the Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million, for certain assets related to USWD’s Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000, for USWD’s vending assets, which support cashless transactions at vending machines. The Company purchased these assets to advance the Company’s wireless capability to service existing customers as well as to penetrate new vertical markets.

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

The amounts allocated to the Synapse and vending intangible assets are being amortized over their estimated useful lives of five years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the nine months ended September 30, 2004 include the operating results of these acquisitions from May 21, 2004 through September 30, 2004.

Long–term Investments

In April 2003, TNS made an investment in a company that provides wireless Internet access to recreational vehicle parks. TNS purchased 3.2 percent of the company’s common shares for $0.1 million and obtained representation on the company’s board of directors. In July 2003, TNS entered into an agreement to provide services to the company and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of the company’s common shares. In May 2004, TNS’ investment in common shares was converted into 13.1 percent of the company’s Series A preferred shares. In May 2004, TNS also made an additional $0.1 million investment to purchase 3.7 percent of the company’s Series A preferred shares and the company exercised its right under the existing services agreement to receive additional services from TNS valued at $0.3 million in exchange for 9.4 percent of the company’s Series A preferred shares. As of September 30, 2004, TNS owned 26.2 percent of the company’s Series A preferred shares and 20.9 percent of the company’s total outstanding shares. The Company accounted for its investment under the equity method of accounting.  During the three months ended September 30, 2004, TNS wrote–down the remaining investment value.  For the three and nine months ended September 30, 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $588,000 and $686,000, respectively.

In August 2004, TNS made an investment in a company that provides mobile POS transaction infrastructure and solutions for mobile merchants. TNS purchased 5,952,381 shares or 38.5 percent of the company’s Series B convertible preferred stock for $2.5 million and obtained representation on the company’s board of directors. As of September 30, 2004, TNS owned 20.2 percent of the company’s total outstanding shares.  TNS is accounting for its investment under the equity method of accounting. For the three and nine months ended September 30, 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $94,000.

In September 2004, TNS made an investment is a company that provides order–routing systems and integrated electronic trading solutions to financial software companies and end–clients.  TNS purchased 94,429 common shares or 8.4% of the company’s total outstanding shares for $1.0 million and obtained representation on the company’s board of directors.  TNS is accounting for its investment under the equity method of accounting. Due to timing of the receipt of the company’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one–month lag.  As a result, for the three and nine months ended September 30, 2004, the Company recognized no income or loss in the equity of an unconsolidated affiliate,

4.             Long–term Debt

Debt consists of the following (in thousands):

	December 31, 2003	September 30, 2004
Prior Term A Loan	$10,314	$—
Prior Term B Loan	140,081	—
Term Loan	—	56,750
Revolving Credit Facility	—	21,510
	150,395	78,260
Less: Current portion	(28,731)	(11,750)
Long–term portion	$121,664	$66,510

In October and November 2004, the Company used the net proceeds from its follow–on offering to repay the outstanding borrowings under the Company’s Revolving Credit Facility.  As of November 1, 2004, total debt outstanding is $56.8 million.

On March 19, 2004, the Company entered into a senior secured credit facility (the Credit Facility) to replace its prior credit facility. The Credit Facility consists of a $65.0 million term loan (Term Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility). The Credit Facility matures March 19, 2009. Payments on the Term Loan are due in quarterly installments over the five–year term, beginning on March 31, 2004. As of September 30, 2004 total remaining payments on the Term Loan are as follows (in thousands):

Three months ending December 31, 2004	$2,750
2005	12,000
2006	13,000
2007	14,000
2008	15,000
$56,750

For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.50 percent over the LIBOR rate.  For the period from July 1, 2004 through September 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.25 percent over the LIBOR rate (4.14 percent as of September 30, 2004). Thereafter, if the Company achieves a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company’s option, of either 1.0 percent over the lender’s base rate or 2.25 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company’s option, of either 1.25 percent over the lender’s base rate or 2.5 percent over the LIBOR rate. The Company’s leverage ratio as of September 30, 2004 was 1.3 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of September 30, 2004, the Company was required to maintain a leverage ratio of less than 2.2 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 1.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the Credit Facility as of September 30, 2004.

In connection with the closing of the Credit Facility, the Company incurred approximately $2.0 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the Credit Facility. In connection with the termination of the prior credit facility in March 2004, the Company wrote–off approximately $2.0 million in unamortized deferred financing costs related to the prior credit facility. Such write–off has been included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

5.             Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss)	$1,465	$2,750	$(1,984)	$2,555
Change in market value of interest rate swap	—	—	(381)	—
Foreign currency translation adjustments	(228)	269	487	299
Total comprehensive income (loss)	$1,237	$3,019	$(1,878)	$2,854

6.             Net Income (Loss) Per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti–dilutive. For the period prior to the IPO, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would be anti–dilutive. In addition, options to purchase 318,414 and 1,195,054 shares of common stock that were outstanding as of September 30, 2003 and 2004, respectively, were excluded from the computation of diluted net loss per common share for the nine months ended September 30, 2003 and 2004 and the three months ended September 30, 2003 as their effect would be anti–dilutive. The treasury stock effect of 314,250 shares of unvested common stock held by executives and employees as of September 30, 2004 was not included in the computation of diluted net loss per common share for the nine months ended September 30, 2004 as the effect would be anti–dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss)	$1,465	$2,750	$(1,984)	$2,555
Dividends on preferred stock	(3,827)	—	(11,111)	(3,428)
Net (loss) income attributable to common stockholders	$(2,362)	$2,750	$(13,095)	$(873)
Weighted average common share calculation:
Basic weighted average common shares outstanding	12,373,369	26,781,393	12,373,334	22,836,485
Conversion of Class A Preferred Stock	—	—	—	—
Treasury stock effect of unvested common stock	—	318,995	—	—
Treasury stock effect of options	—	110,575	—	—
Diluted weighted average common shares outstanding	12,373,369	27,210,963	12,373,334	22,836,485
Net (loss) income per common share:
Basic (loss) income per common share	$(0.19)	$0.10	$(1.06)	$(0.04)
Diluted (loss) income per common share	$(0.19)	$0.10	$(1.06)	$(0.04)

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss)	$1,465	$2,750	$(1,984)	$2,555
Dividends on preferred stock	—	—	—	—
Pro forma net (loss) income attributable to common stockholders	$1,465	$2,750	$(1,984)	$2,555
Weighted average common share calculation:
Basic weighted average common shares outstanding	12,373,369	26,781,393	12,373,334	22,836,485
Conversion of Class A Preferred Stock	9,584,508	—	9,584,508	2,733,042
Pro forma basic weighted average common shares outstanding	21,957,877	26,781,393	21,757,842	25,569,527
Treasury stock effect of unvested common stock	—	318,995	—	224,707
Treasury stock effect of options	—	110,575	—	84,580
Pro forma diluted weighted average common shares outstanding	21,957,877	27,210,963	21,757,842	25,878,814
Pro forma net income (loss) per common share:
Pro forma basic income (loss) per common share	$0.07	$0.10	$(0.09)	$0.10
Pro forma diluted income (loss) per common share	$0.07	$0.10	$(0.09)	$0.10

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

Management evaluates the North American and ISD performance on EBITDA before stock compensation expense because operating expenses are distinguishable between North American and ISD operations. The Company defines EBITDA before stock compensation expense as income from operations before depreciation, amortization and stock compensation expense. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for major noncash items. The Company’s definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities. Assets are not segregated between reportable segments, and management does not use asset information by segments to evaluate segment performance. As such, no information is presented related to fixed assets by reportable segment and capital expenditures for each segment.

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues:
POS	$31,588	$28,901	$92,078	$86,372
TSD	7,664	8,595	21,713	25,446
FSD	5,161	6,469	15,072	18,627
ISD	12,832	20,619	33,133	55,235
Total revenues	$57,245	$64,584	$161,996	$185,680

EBITDA before stock compensation expense for North American and ISD operations is reflected below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
EBITDA before stock compensation expense:
North America	$13,046	$10,501	$33,926	$31,618
ISD	3,186	6,661	5,103	16,495
Total EBITDA before stock compensation expense	$16,232	$17,162	$39,029	$48,113

EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
EBITDA before stock compensation expense	$16,232	$17,162	$39,029	$48,113
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(11,211)	(11,140)	(33,389)	(35,601)
Stock compensation	(20)	(360)	(74)	(798)
Interest expense	(2,794)	(1,035)	(8,615)	(6,472)
Interest and other income, net	209	519	1,667	437
Income (loss) before income taxes and equity in net loss of unconsolidated affiliate	$2,416	$5,146	$(1,382)	$5,679

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2003	September 30, 2004
POS	$160,271	$152,980
TSD	3,305	3,179
FSD	30,503	28,947
ISD	34,293	31,960
Total goodwill and intangible assets	$228,372	$217,066

Geographic Information

The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, New Zealand, Spain, Sweden and The Netherlands. Information regarding revenues and long–lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues:
North America	$44,413	$43,965	$128,863	$130,445
Europe	11,456	16,955	30,716	47,655
Asia–Pacific	1,376	3,664	2,417	7,580
Total revenues	$57,245	$64,584	$161,996	$185,680

The Company’s long–lived tangible assets including goodwill and intangible assets were located as follows (in thousands):

	December 31, 2003	September 30, 2004
North America	$232,393	$232,117
Europe	45,057	42,381
Asia–Pacific	4,888	5,136
Total long–lived assets	$282,338	$279,634

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our prospectus (File No. 333–118301) filed with the SEC on September 28, 2004 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward–looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward–looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward–looking statements. The Company has attempted, whenever possible, to identify these forward–looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward–looking statements. Actual results may differ materially from those indicated by such forward–looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes–Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s prospectus filed with the SEC on September 28, 2004. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward–looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward–looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing.  The forward–looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are a leading provider of business–critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time–sensitive, transaction–related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost–effective services. We provide services to customers in the United States and increasingly to international customers in 12 countries, including Canada and countries in Europe and the Asia–Pacific region.

We provide our services through multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial–up, dedicated, wireless and Internet connections.

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

•                  Telecommunication services. We provide call signaling services that enable telecommunications carriers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification and local number portability, and credit card, calling card, third–party billing and collect calling. Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling services and per–query fees charged for our database access and validation services.

•                  Financial services. We provide fast, secure and reliable private data networking services that enable seamless communications and facilitate electronic trading among commercial banks, mutual funds, pension funds, broker–dealers, alternative trading systems, electronic communications networks, securities and commodities exchanges and other market participants. Our networks support multiple communications protocols including the Financial Information eXchange, or FIX, protocol. Our financial services division generates revenues from monthly recurring fees based on the number of customer connections to and through our networks.

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

Our engineering and development expenses include salaries and other costs related to product development, engineering and materials. The majority of these costs are expensed as incurred, including costs related to the development of internal use software in the preliminary project, the post–implementation and operation stages. Development costs we incur during the software application development stage are capitalized and amortized over the estimated useful life of the developed software.

Our selling, general and administrative expenses include costs related to sales, marketing, administrative and management personnel, as well as outside legal, accounting and consulting services. We believe that selling, general and administrative expenses as a percentage of revenues will remain constant or increase to support expansion of the international services division, as well as from the additional costs of being a publicly traded company, including the legal, audit, insurance and board of directors compensation costs needed to establish and maintain compliance with the Sarbanes–Oxley Act of 2002.

In March 2004, we completed our initial public offering (IPO) of common stock issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the outstanding debt under our then–existing senior secured credit facility. Concurrent with the closing of the IPO, we entered into a new senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our then–existing senior secured credit facility. In connection with the termination of our previous senior secured credit facility, we recognized a charge of approximately $2.0 million related to the write–off of unamortized deferred financing costs. Such write–off was included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

Upon the completion of the IPO, all of the outstanding shares of our Class A redeemable convertible preferred stock, including accrued and unpaid dividends, converted at $18.00 per share into 9,984,712 shares of common stock.

On October 1, 2004, we completed a follow–on offering of common stock issuing 1,084,744 common shares at $20.00 per share, which generated proceeds, net of offering costs, of approximately $19.0 million.  On November 1, 2004, in connection with the follow–on offering, the underwriters exercised a portion of their over–allotment option and we issued an additional 118,232 common shares at $20.00 per share, which generated proceeds, net of offering costs of approximately $2.3 million.  The net proceeds from the follow–on offering were used to repay a portion of our long–term debt outstanding under our existing credit facility.

Acquisitions and Long–term Investments

On May 21, 2004, we purchased two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). Pursuant to two separate asset purchase agreements, the Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million, for certain assets related to USWD’s Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000, for USWD’s vending assets, which support cashless transactions at vending machines. We purchased these assets to advance our wireless capability to service existing customers as well as to penetrate new vertical markets. We accounted for the acquisitions of the Synapse and vending assets under the purchase method with the total consideration allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $5.9 million related to the Synapse assets and $3.7 million related to the vending assets. Our consolidated results of operations for the nine months ended September 30, 2004 include the operating results of these acquisitions from May 21, 2004 through September 30, 2004.

In April 2003, we made an investment in LinkSpot Networks, Inc., a company that provides wireless Internet access to recreational vehicle parks. We purchased 3.2 percent of the company’s common shares for $0.1 million and obtained representation on the company’s board of directors. In July 2003, we entered into an agreement to provide services to the company and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of the company’s common shares. In May 2004, our investment in common shares was converted into 13.1 percent of the company’s Series A preferred shares. In May 2004, we also made an additional $0.1 million investment to purchase 3.7 percent of the company’s Series A preferred shares and the company exercised its right under the existing services agreement to receive additional services from us valued at $0.3 million in exchange for 9.4 percent of the company’s Series A preferred shares. As of September 30, 2004, we owned 26.2 percent of the company’s Series A preferred shares and 20.9 percent of the company’s total outstanding shares. We accounted for this investment under the equity method of accounting. During the three months ended September 30, 2004, we wrote–down the remaining investment value.  For the three and nine months ended September 30, 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $588,000 and $686,000, respectively.

In August 2004, we made an investment in WAY Systems, Inc., a company that provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of the company’s Series B convertible preferred stock for $2.5 million and obtained representation on the company’s board of directors. As of September 30, 2004, we owned 20.2 percent of the company’s total outstanding shares.  We are accounting for our investment under the equity method of accounting. For the three and nine months ended September 30, 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $94,000.

In September 2004, we made an investment in AK Jenson Group, Limited, a company that provides order–routing systems and integrated electronic trading solutions to financial software companies and end–clients.  We purchased 94,429 common shares or 8.4% of the company’s total outstanding shares for $1.0 million and obtained representation on the company’s board of directors.  We are accounting for our investment under the equity method of accounting. Due to timing of the receipt of the company’s financial statements, we are accounting for the income or loss in this equity method investment on a one–month lag.  As a result, for the three and nine months ended September 30, 2004, we recognized no income or loss in the equity of an unconsolidated affiliate.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues	$57,245	$64,584	$161,996	$185,680
Operating expenses:
Cost of network services, exclusive of the items shown separately below	29,715	31,344	87,128	91,170
Engineering and development	2,416	3,748	8,385	10,680
Selling, general, and administrative	8,902	12,690	27,528	36,515
Depreciation and amortization of property and equipment	4,926	4,989	14,533	14,746
Amortization of intangible assets	6,285	6,151	18,856	20,855
Total operating expenses	52,244	58,922	156,430	173,966
Income from operations	5,001	5,662	5,566	11,714
Interest expense	(2,794)	(1,035)	(8,615)	(6,472)
Interest and other income, net	209	519	1,667	437
Income (loss) before income taxes and equity in net loss of unconsolidated affiliate	2,416	5,146	(1,382)	5,679
Income tax provision	(927)	(1,714)	(578)	(2,344)
Equity in net loss of unconsolidated affiliate	(24)	(682)	(24)	(780)
Net income (loss)	$1,465	$2,750	$(1,984)	$2,555

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues.  Total revenues increased $7.3 million, or 12.8%, to $64.6 million for the three months ended September 30, 2004, from $57.2 million for the three months ended September 30, 2003. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $2.7 million, or 8.5%, to $28.9 million for the three months ended September 30, 2004, from $31.6 million for the three months ended September 30, 2003. The $2.7 million decrease in POS revenues resulted from a decline in transaction volumes primarily from our largest customer and to a lesser extent as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 10.9% to 1.8 billion transactions for the three months ended September 30, 2004, from 2.0 billion transactions for the three months ended September 30, 2003. In 2004 we negotiated contract renewals with some of our POS customers, and we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments.  As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, based upon the current status of negotiations, we believe that revenues and related transaction volumes from our largest customer will continue to decline in the fourth quarter of 2004 and may decline further thereafter.

International services division.  Revenues from the international services division increased $7.8 million, or 60.7%, to $20.6 million for the three months ended September 30, 2004, from $12.8 million for the three months ended September 30, 2003. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France, Spain and Italy and to a lesser extent we benefited from favorable foreign exchange.  Included in revenues and cost of sales for the three months ended September 30, 2004 is $1.4 million associated with the sale of equipment in Australia.  Revenues from our U.K. subsidiary increased $3.2 million, or 38.2%, to $11.6 million for the three months ended September 30, 2004, from $8.4 million for the three months ended September 30, 2003.

Telecommunication services division.  Revenues from the telecommunication services division increased $0.9 million, or 12.2%, to $8.6 million for the three months ended September 30, 2004, from $7.7 million for the three months ended September 30, 2003. The growth in revenues was primarily due to increased usage of our call signaling services.

Financial services division.  Revenues from the financial services division increased $1.3 million, or 25.3%, to $6.5 million for the three months ended September 30, 2004, from $5.2 million for the three months ended September 30, 2003. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

Cost of network services.  Cost of network services increased $1.6 million, or 5.5%, to $31.3 million for the three months ended September 30, 2004, from $29.7 million for the three months ended September 30, 2003. Cost of network services were 48.5% of revenues for the three months ended September 30, 2004, compared to 51.9% of revenues for the three months ended September 30, 2003. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services, offset primarily by a decrease in usage–based vendor telecommunications charges in our POS division, and to a lesser extent, lower usage charges from decreased POS transactions. Included in revenues and cost of sales for the three months ended September 30, 2004 is $1.4 million associated with the sale of equipment in Australia.   Gross profit represented 51.5% of total revenues for the three months ended September 30, 2004, compared to 48.1% for the three months ended September 30, 2003. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage–based vendor telecommunications charges.

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

Engineering and development expense.  Engineering and development expense increased $1.3 million, or 55.1%, to $3.7 million for the three months ended September 30, 2004, from $2.4 million for the three months ended September 30, 2003. Engineering and development expense represented 5.8% of revenues for the three months ended September 30, 2004 and 4.2% for the three months ended September 30, 2003. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

Selling, general and administrative expense.  Selling, general and administrative expense increased $3.8 million, or 42.5%, to $12.7 million for the three months ended September 30, 2004, from $8.9 million for the three months ended September 30, 2003. Selling, general and administrative expense represented 19.7% of revenues for the three months ended September 30, 2004, compared to 15.6% of revenues for the three months ended September 30, 2003. Selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company and stock compensation expense.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $0.1 million to $5.0 million for the three months ended September 30, 2004, from $4.9 million for the three months ended September 30, 2003. Depreciation and amortization of property and equipment represented 7.7% of revenues for the three months ended September 30, 2004, compared to 8.6% of revenues for the three months ended September 30, 2003.

Amortization of intangible assets.  Amortization of intangible assets decreased $0.1 million, or 2.1%, to $6.2 million for the three months ended September 30, 2004, from $6.3 million for the three months ended September 30, 2003. The amortization of intangible assets for the three months ended September 30, 2004 and 2003 relates solely to the intangible assets resulting from acquisitions. For purposes of measuring and recognizing impairment of long–lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. Based upon the current status of contract negotiations with our largest customer, we believe that revenues and related transaction volumes from this customer will continue to decline in the fourth quarter of 2004 and may decline further thereafter. The intangible asset value attributable to this customer relationship is approximately $25.5 million as of September 30, 2004. We will continue to assess the recoverability of this customer relationship asset based upon anticipated future cash flows.

Interest expense.  Interest expense decreased $1.8 million to $1.0 million for the three months ended September 30, 2004, from $2.8 million for the three months ended September 30, 2003. This decrease was primarily due to the repayment of a portion of our term debt with the net proceeds from our initial public offering on March 16, 2004.

Interest and other income, net.  Interest and other income, net increased $0.3 million to $0.5 million for the three months ended September 30, 2004 compared to $0.2 million for the three months ended September 30, 2003. Included in other income, net for the three months ended September 30, 2004 and 2003 is a gain on foreign currency translation of $ 0.2 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound

and the Australian dollar.   Also included in other income, net for the three months ended September 30, 2004 is a $0.2 million gain on the sale of property and equipment, versus a loss of $33,000 for the three months ended September 30, 2003.

Income tax provision.  For the three months ended September 30, 2004, our income tax provision was $1.7 million compared to $0.9 million for the three months ended September 30, 2003.  Our effective tax rate for the three months ended September 30, 2004 is 33.3% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that the statutory rate in certain of our international jurisdictions is lower than the U.S. federal rate, partially offset by the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Revenues.  Total revenues increased $23.7 million, or 14.6%, to $185.7 million for the nine months ended September 30, 2004, from $162.0 million for the nine months ended September 30, 2003. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $5.7 million, or 6.2%, to $86.4 million for the nine months ended September 30, 2004, from $92.1 million for the nine months ended September 30, 2003. The $5.7 million decrease in POS revenues resulted from a decline in transaction volumes primarily from our largest customer and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 5.9% to 5.6 billion transactions for the nine months ended September 30, 2004, from 5.9 billion transactions for the nine months ended September 30, 2003. In 2004 we negotiated contract renewals with some of our POS customers, and we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease.  In addition, based upon the current status of negotiations, we believe that revenues and related transaction volumes from our largest customer will continue to decline in the fourth quarter of 2004 and may decline further thereafter.

International services division.  Revenues from the international services division increased $22.1 million, or 66.7%, to $55.2 million for the nine months ended September 30, 2004, from $33.1 million for the nine months ended September 30, 2003. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France, Spain and Italy and to a lesser extent we benefited from favorable foreign exchange. Included in revenues and cost of sales for the nine months ended September 30, 2004 is $1.4 million associated with the sale of equipment in Australia.   Revenues from our U.K. subsidiary increased $10.2 million, or 43.6%, to $33.7 million for the nine months ended September 30, 2004, from $23.5 million for the nine months ended September 30, 2003.

Telecommunication services division.  Revenues from the telecommunication services division increased $3.7 million, or 17.2%, to $25.4 million for the nine months ended September 30, 2004, from $21.7 million for the nine months ended September 30, 2003. The growth in revenues was primarily due to increased usage of our call signaling services.

Financial services division.  Revenues from the financial services division increased $3.5 million, or 23.6%, to $18.6 million for the nine months ended September 30, 2004, from $15.1 million for the nine months ended September 30, 2003. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

Cost of network services.  Cost of network services increased $4.0 million, or 4.6%, to $91.2 million for the nine months ended September 30, 2004, from $87.1 million for the nine months ended September 30, 2003. Cost of network services were 49.1% of revenues for the nine months ended September 30, 2004, compared to 53.8% of revenues for the nine months ended September 30, 2003. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services, offset primarily by a decrease in usage–based vendor telecommunications charges in our POS division, and to a lesser extent, lower usage charges from decreased POS transactions.  Included in revenues and cost of sales for the nine months ended September 30, 2004 is $1.4 million associated with the sale of equipment in Australia.  Gross profit represented 50.9% of total revenues for the nine months ended September 30, 2004, compared to 46.2% for the nine months ended September 30, 2003. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage–based vendor telecommunications charges.

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

Engineering and development expense.  Engineering and development expense increased $2.3 million, or 27.4%, to $10.7 million for the nine months ended September 30, 2004, from $8.4 million for the nine months ended September 30, 2003. Engineering and development expense represented 5.8% of revenues for the nine months ended September 30, 2004 and 5.9% of revenues for the nine months ended September 30, 2003. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

Selling, general and administrative expense.  Selling, general and administrative expense increased $9.0 million, or 32.6%, to $36.5 million for the nine months ended September 30, 2004, from $27.5 million for the nine months ended September 30, 2003. Selling, general and administrative expense represented 19.7% of revenues for the nine months ended September 30, 2004, compared to 18.6% of revenues for the nine months ended September 30, 2003. Selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $0.2 million to $14.7 million for the nine months ended September 30, 2004, from $14.5 million for the nine months ended September 30, 2003. Depreciation and amortization of property and equipment represented 7.9% of revenues for the nine months ended September 30, 2004, compared to 9.0% of revenues for the nine months ended September 30, 2003.

Amortization of intangible assets.  Amortization of intangible assets increased $2.0 million, or 10.6%, to $20.9 million for the nine months ended September 30, 2004, from $18.9 million for the nine months ended September 30, 2003. The amortization of intangible assets for the nine months ended September 30, 2004 and 2003 relates solely to the intangible assets resulting from acquisitions. The increase was attributable to the accelerated amortization of a portion of our customer relationship intangible asset in connection with the loss of two POS customers during the first quarter of 2004. For purposes of measuring and recognizing impairment of long–lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. Based upon the current status of contract negotiations with our largest customer, we believe that revenues and related transaction volumes from this customer will continue to decline in the fourth quarter of 2004 and may decline further thereafter. The intangible asset value attributable to this customer relationship is approximately $25.5 million as of September 30, 2004. We will continue to assess the recoverability of this customer relationship asset based upon anticipated future cash flows.

Interest expense.  Interest expense decreased $2.1 million to $6.5 million for the nine months ended September 30, 2004, from $8.6 million for the nine months ended September 30, 2003. This decrease was primarily due to the repayment of a portion of our term debt with the net proceeds from our initial public offering on March 16, 2004, partially offset by the write–off on March 19, 2004 of $2.0 million of deferred financing costs in connection with the termination of our previous senior secured credit facility.

Interest and other income, net.  Interest and other income, net was $0.4 million for the nine months ended September 30, 2004 compared to $1.7 million for the nine months ended September 30, 2003. Included in other income, net for the nine months ended September 30, 2004 is a loss on foreign currency translation of $4,000 due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $1.0 million for the nine months ended September 30, 2003.  Also included in other income, net for the nine months ended September 30, 2004 is a $0.2 million gain on the sale of property and equipment, versus a loss of $29,000 for the nine months ended September 30, 2003.  Included in interest and other income, net for the nine months ended September 30, 2003 was a gain of $0.6 million on the sale of our equity method investment in a related entity.

Income tax provision.  For the nine months ended September 30, 2004, our income tax provision was $2.3 million compared to $0.6 million for the nine months ended September 30, 2003.  Our effective tax rate for the nine months ended September 30, 2004 is 41.3% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.

Seasonality

Credit card and debit card transactions account for a major percentage of the transaction volume processed by our customers. The volume of these transactions on our networks generally is greater in the third and fourth quarter vacation and holiday seasons than during the rest of the year. Consequently, revenues and earnings from credit card and debit card transactions in the first quarter generally are lower than revenues and earnings from credit card and debit card transactions in the third and fourth quarters of the immediately preceding year. We expect that our operating results in the foreseeable future will be significantly affected by seasonal trends in the credit card and debit card transaction market.

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

Our operations provided us cash of $34.0 million for the nine months ended September 30, 2004, which was attributable to net income of $2.6 million, depreciation, amortization and other non–cash charges of $36.5 million and a decrease in working capital of $5.1 million. Our operations provided us cash of $30.0 million for the nine months ended September 30, 2003, which was attributable to a net loss of $2.0 million, depreciation, amortization and other non–cash charges of $34.5 million and a decrease in working capital of $2.5 million.

We used cash of $29.8 million in investing activities for the nine months ended September 30, 2004, which includes capital expenditures of $16.4 million. In addition, we spent $6.1 million and $3.7 million, respectively to purchase the Synapse and vending assets from USWD to facilitate our objective to enhance our POS services. We also made investments for $2.5 million in WAY Systems, Inc., a company that provides mobile POS transaction infrastructure and solutions to mobile merchants, and $1.0 million in AK Jensen Group, Limited, a company that provides order–routing systems and integrated electronic trading solutions to financial software companies and end–clients.  We used cash of $13.2 million in investing activities for the nine months ended September 30, 2003, which consisted primarily of capital expenditures of $11.1 million, and in addition we spent $2.0 million in January 2003 to purchase the remaining 49.9% interest of Openet S.r.l., an Italian provider of POS services. Significant portions of our capital expenditures in each period were for network equipment, third–party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements. Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

We used cash of $2.7 million for financing activities for the nine months ended September 30, 2004, which includes $8.2 million of long–term debt repayments on our new senior secured credit facility and $150.4 million of long–term debt repayments under our previous senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.5 million and borrowings under our new credit facility, net of financing costs, of $79.0 million. We also borrowed $5.5 million in May 2004 under our new credit facility, the proceeds of which were used to fund the acquisition of the Synapse assets from USWD. We used cash of $13.5 million for financing activities for the nine months ended September 30, 2003, which consisted primarily of $13.0 million of long–term debt repayments.

In October and November 2004, we used the net proceeds from our follow–on offering to repay the outstanding borrowings under our Revolving Credit Facility.  As of November 1, 2004, total debt outstanding is $56.8 million.

Senior Secured Credit Facility

On March 19, 2004, we entered into a new senior secured credit facility (the Credit Facility) to replace our existing senior secured credit facility. The Credit Facility consists of a $65.0 million term loan (Term Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility). The Credit Facility matures March 19, 2009. Payments on the Term Loan are due in quarterly installments over the five–year term, beginning on March 31, 2004.

As of September 30, 2004, total remaining payments on the Term Loan are as follows (in thousands):

Three months ending December 31, 2004	$2,750
2005	12,000
2006	13,000
2007	14,000
2008	15,000
$56,750

For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan generally bore interest at a rate of 2.50 percent over the LIBOR rate.  For the period from July 1, 2004 through September 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.25 percent over the LIBOR rate (4.14 percent as of September 30, 2004). Thereafter, if we achieve a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. If we achieve a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.0 percent over the lender’s base rate or 2.25 percent over the LIBOR rate. If we achieve a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.25 percent over the lender’s base rate or 2.5 percent over the LIBOR rate. Our leverage ratio as of September 30, 2004 was 1.3 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at our option.

The terms of the Credit Facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of September 30, 2004, we are required to maintain a leverage ratio of less than 2.2 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 1.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We are in compliance with our financial and nonfinancial covenants as of September 30, 2004.

In connection with the closing of the Credit Facility in March 2004, we incurred approximately $2.0 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the Credit Facility. In connection with the termination of the prior credit facility, we wrote–off approximately $2.0 million of unamortized deferred financing costs related to the prior credit facility. Such write–off has been included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

In October and November 2004, we used the net proceeds from our follow–on offering to repay the outstanding borrowings under our Revolving Credit Facility.  As of November 1, 2004, total debt outstanding is $56.8 million.

Other Matters

The Financial Accounting Standards Board has issued a proposed standard related to Share–Based Payments that, upon implementation, would adversely impact our net earnings and earnings per share, but would not be expected to impact our cash from operations. The proposed standard would require stock options and other share–based payments made to employees to be accounted for as compensation expense and recorded at fair value. While many technical issues are yet to be resolved, including the selection and use of an appropriate valuation model, information about the fair value of stock options under the Black–Scholes model and its pro forma impact on our net earnings and earnings per share for the quarter and nine months ended September 30, 2004 (which may differ from the ultimate impact of the proposed new standard) can be found in Note 1 to the condensed consolidated financial statements in this Form 10–Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2004, we had $78.3 million outstanding under our new senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on September 30, 2004 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $0.8 million to our annual interest expense.

As of September 30, 2004, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We provide services in 12 countries outside of the U.S., including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, The Netherlands, New Zealand, Spain and Sweden. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short–term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the nine months ended September 30, 2004, we recorded a loss on foreign currency translation of approximately $4,000.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Evaluation

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Audit Committee Pre–Approval

Our audit committee has resolved to pre–approve all audit and non–audit services to be performed for us by our independent auditors, Ernst & Young LLP. Non–audit services that have received pre–approval include tax preparation and related tax consultation and advice, review and support for securities issuances and acquisition assistance.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are party to various legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in the prospectus filed with the Commission on September 28, 2004 (File No. 333-118301).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Default Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

(31.1)      Certification—Chief Executive Officer

(31.2)      Certification—Chief Financial Officer

(32.1)      Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)

Date: November 15, 2004	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr. Chairman and Chief Executive Officer

Date: November 15, 2004	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Financial Officer