Form 10-K
period 2004-12-31
TNS INC
filed 2005-03-31
CIK 1268671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-32033

TNS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-4430020 (IRS Employer Identification No.)
11480 COMMERCE PARK DRIVE, SUITE 600, RESTON, VIRGINIA (Address of Principal Executive Offices)	20191 (Zip Code)

Registrant's telephone number, including area code (703) 453-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of December 31, 2004, 27,996,053 shares of the Registrant's common stock were outstanding. As of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $96,356,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

TNS, INC.

2005 FORM 10-K ANNUAL REPORT

INDEX

PART I

        Throughout this report, we refer to TNS, Inc., together with its subsidiaries, as "we," "us," "our," "TNS" or "the Company." TransXpress, LEConnect, CARD*TEL and the TNS logo are our registered trademarks, and Synapse, Trader Voice and Secure Trading Extranet are our service marks. This report contains trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, these other parties.

Forward-Looking Statements

        We make forward-looking statements in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Overview," "Liquidity and Capital Resources" and other sections throughout this report. The forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe the Company's business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements.

        Forward-looking statements involve risks, uncertainties and assumptions, including risks described below and other risks that we describe from time to time in our periodic filings with the SEC, and our actual results may differ materially from those expressed in our forward-looking statements. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of the report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Item 1.    BUSINESS

Overview

        We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers. Internationally, we operate networks in 12 countries, including Canada and countries in Europe and the Asia-Pacific region, and we use these networks to provide services to customers in these and neighboring countries.

        We provide services through our multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections. In the year ended December 31, 2004, we transported approximately 7.2 billion transactions for more than 115 point-of-sale/point-of-service, or POS, processing customers in the United States and Canada, including nine of the ten largest payment processors in the United States, making us, on the basis of total transactions transmitted, a leading provider of data communications services to processors of credit card, debit card and ATM transactions. In addition, as of December 31, 2004, we provided network services to more than 400 financial services companies. Based on the total number of connections these companies have to our networks and the total messages transmitted among them using our services, we are a leading service provider to the financial services industry. Our revenues are generally recurring in nature, as we typically enter into multi-year service contracts that require minimum transaction or revenue commitments from our customers.

        Our business began operations in 1991 to address the needs of the POS industry in the United States. Although we reported a net loss in 1991, 1992, and 1999 through 2003, and have an accumulated deficit of $37.3 million as of December 31, 2004, the strong operating cash flows generated by our POS business have enabled us to invest in and deploy data networks designed to make our data communications services more rapid, secure, reliable and cost efficient. We have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and abroad. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to approximately $249.1 million for the year ended December 31, 2004.

Business Overview

POS opportunity

        POS and off-premise ATM (an automated teller machine at a location other than a branch office of a financial institution) transactions require the two-way transfer of information over a secure, reliable data network. Typically, at any POS or off-premise ATM location where a credit, debit or ATM card is accepted, the customer's account information and transaction amount must be electronically transmitted to a payment processor. The payment processor then electronically communicates with the financial institution that issued the card to determine whether to authorize the transaction. After this determination is made, the processor returns an authorization or rejection response to the POS or ATM terminal. Financial institutions in the United States and Canada increasingly outsource the processing of credit and debit card accounts to payment processors who are able to leverage technical expertise and capitalize on economies of scale. Payment processors, in turn, typically have outsourced to third party service providers such as TNS the data networking services used to transport transaction data between the processor's host computers and the POS or ATM terminal.

        POS or off-premise ATM terminals access data network connections to payment processors through a variety of methods, the most common of which are dial-up and dedicated, or leased line, services. Dial-up access services allow merchants and off-premise ATMs to connect to payment processors by dialing a telephone number each time a transaction is initiated. A leased line is a dedicated connection provided to a merchant or ATM location for the exclusive purpose of connecting the POS terminal or ATM to the payment processor. Dial-up services are less expensive than leased line services because leased line services impose greater fixed monthly communication service charges, making a leased line economically viable only in high-volume merchant or off-premise ATM locations.

        In addition to the payment processing industry, other industries, such as electronic benefits transfer, healthcare and state lottery operators, are expanding their use of electronic transaction processing in an attempt to reduce costs and to increase the reliability and efficiency of data transmission. We believe we will be able to increase the number of transactions we transport as these and other industries look to outsource the data communications requirements necessary to transmit transactions electronically.

Our POS services

        Our POS division markets our data communications services directly to payment processors in the United States and Canada. The following chart illustrates the route of a typical POS transaction using our data communications services. The route of a typical off-premise ATM transaction is similar except that the card associations are not involved.

POS Credit Card Transaction

        We also market our POS communications services to entities responsible for the transmission of state lottery transactions, federal and state electronic benefits transfers, purchases of programming from home satellite providers and healthcare transactions. We currently transport lottery transactions for two states and data for electronic benefits transfer programs for 31 states.

        Our private, secure data networks were designed specifically to address the data communications requirements of the payment processing industry. Our data communications services provide customized routing technology, built-in redundancy and geographic diversity and are configured to provide fast and reliable call connection and efficient network utilization. Our data networks connect a merchant's POS terminal or an off-premise ATM to the payment processor's host computer.

        We provide multiple means for the POS terminal or ATM to access our data networks. Merchant POS terminals and off-premise ATMs can connect directly to our network using our TransXpress dial-up service, which utilizes telephone services obtained from interexchange carriers and local exchange carriers. To complement our TransXpress service, we offer TNS Connect, a leased line service that utilizes our secure Internet protocol, or IP, network. Leased line services are attractive to operators of off-premise ATMs and merchants that either manage their own in-house networks or transmit large volumes of transactions. While our customers primarily choose to access our networks using our dial-up and leased line services, we also provide alternative methods of connecting to our networks, including wireless and Internet. Our wireless platform, which we refer to as Synapse, enables merchants and vending machine operators to process credit, debit and other card transactions without the inconvenience and cost of having to connect to a telephone line.

        In response to the declining transaction volume per off-premise ATM, we configure and provide modems that enable off-premise ATM operators to convert leased line ATMs to ATMs that use dial-up connections. This allows the ATM operators to avoid the incurrence of additional costs associated with the need to replace or refit the ATM. Because our modems allow the ATM and the payment processor's system to operate as if they are connected by a leased line, off-premise ATM operators retain the functionality and speed of existing leased line ATMs while reducing monthly recurring telecommunications expenses.

        We generally enter into multi-year contracts that require minimum transaction or revenue commitments from our POS customers. For dial-up access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. We typically charge our customers fixed monthly fees for leased line services. We also generate POS revenue from usage charges, circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services. For the year ended December 31, 2004, we transmitted approximately 7.2 billion domestic POS transactions and generated $112.0 million of revenue in the POS division, which represented 45.0% of our total revenues.

International opportunity

        Internationally there is a growing need for fast, reliable data communications services for transaction-oriented businesses. In markets outside of the United States, financial institutions have historically performed their own processing services for ATM and credit and debit card transactions. Recently, however, financial institutions in Europe have begun to outsource the processing of credit and debit card transactions to payment processors in an effort to leverage technical expertise, reduce costs and capitalize on economies of scale. As part of this trend, several of the largest domestic payment processors are increasing their international presence. As they expand into additional international markets, these payment processors will require providers of outsourced data communications services.

        While credit and debit card payments are growing significantly in the United States, the international market for these payment methods is expanding at a greater rate. According to The Nilson Report, in 2002 the international transaction volume for combined general purpose cards, such as American Express, MasterCard and Visa, grew 15.0%, compared to United States transaction volume, which grew by 10.1%. In 2002, the combined transaction volume for these general purpose cards experienced an annual increase of 13.8% in Europe and 18.2% in the Asia-Pacific region. In addition to the credit and debit card industry, various other international industries have developed services that require the rapid, secure and reliable transmission of business-critical transaction data. For example, in many European markets wireless telephone operators process transactions in which customers increase the value of their prepaid wireless telephone account balances. According to the ©EMC World Cellular Database 2003, at the end of September 2003, there were approximately 215 million prepaid wireless accounts in Western Europe, including 35 million in the United Kingdom.

        The growth, automation and globalization of financial markets has led to increased demand for outsourced, secure, reliable data communications services. Commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, securities and commodities exchanges and other market participants increasingly use data communications services to exchange trading information, distribute research and review trading positions. According to the United States Treasury Department, foreign gross trading activity in United States securities has increased from $4.2 trillion in 1990 to an estimated $22.9 trillion at the end of 2002. In addition, the Federation of European Stock Exchanges has reported that since 2000 the value of electronic transactions on European exchanges has increased from 43.0% to 53.9% of total equity value traded.

Our international services

        Our international services division has operations in Australia, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We provide services in these countries using networks deployed in each country. We also provide services in other countries such as Finland, Hong Kong, Norway and Singapore through connections from the customer's location to our networks. The network technology and services we have developed to serve our customers in the

United States are applicable to the data communications needs of payment processing and financial services industries in other countries. Internationally we also provide data communications services to payment processors that are not used by payment processors in the United States, including offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours. We increasingly provide our data communications services to international customers.

        We consider a number of factors when evaluating opportunities in international markets, including the regulatory environment of the telecommunications market, consumer use of credit and debit cards and the competitive landscape. We typically provide our services internationally through a subsidiary located in the country identified for expansion. In some instances, we have elected to enter new markets through strategic acquisitions. Continued expansion into international markets is an important part of our operating strategy. We plan to expand into additional targeted countries and presently are considering expanding into countries in Central Europe, Latin America and the Far East.

        Our international services revenues are currently generated primarily through the sale of our POS services. We generate the majority of our international revenues in the United Kingdom, where we are one of the leading providers of data communications services to the POS industry. We provide services to substantially all of the financial institutions in the United Kingdom which acquire and process credit and debit transactions in the United Kingdom. Recently, we have begun providing services to financial institutions operating ATMs and have also entered into an agreement with one of the largest wireless service providers to provide data networking and processing services for prepaid wireless and telephone card purchases. In addition, we provide our financial data transmission services to 48 financial services companies in the United Kingdom. For the year ended December 31, 2004, we generated $77.5 million of revenue in the international services division, which represented 31.1% of our total revenues. Although we generate revenues in each of the 11 countries in which our international services division has operations, we have yet to generate positive operating cash flows in four of these 11 countries.

        For financial information about geographic areas where we do business, please refer to Note 9 of the consolidated financial statements and related notes included in Item 8 of this annual report.

Telecommunications opportunity

        Every wireless or wireline telephone call consists of the content of the call, such as the voice, data or video communication, and the signaling information necessary to establish and close the transmission path over which the call is carried. Substantially all telecommunications carriers in the United States and Canada use Signaling System No. 7, or SS7, as the signaling protocol to identify the network route to be used to connect individual telephone calls. SS7 networks are data networks that transport call signaling information separate from the public switched telecommunication network over which the call content is communicated. Telecommunications carriers require access to an SS7 network connected to the signaling networks of other carriers to be able to provide telecommunication services to their customers.

        SS7 networks also are used to retrieve information from centralized databases maintained by telecommunication services providers and other third parties. By accessing this information, telecommunication services providers are able to offer services that enable intelligent network services such as local number portability, line information database, caller identification and toll-free number services, and credit card, calling card, third-party billing and collect calling. Wireless carriers also use SS7 networks to exchange and maintain subscription and location data on subscribers to support wireless roaming services. Competitive pressures are also encouraging telecommunication services providers to develop and offer additional services that utilize the signaling services provided by an SS7 network. For example, wireless carriers have recently begun to offer content delivery such as video and ring tones, short message service and Internet browsing and commerce capabilities.

        The deployment, operation and maintenance of a nationwide SS7 network connected to all of the major signaling networks and database providers require significant capital and specific technical expertise. For these reasons, many telecommunication services providers have chosen not to build the networks necessary to satisfy all of their SS7 signaling requirements. Rather, they are increasingly turning to outsourced telecommunication services providers such as TNS to obtain the call signaling and database access services critical to their business, yet remain competitive on a cost-effective basis.

Our telecommunication services

        We operate one of four unaffiliated SS7 networks in the United States capable of providing call signaling and database access services nationwide. Our SS7 network is connected with the signaling networks of all of the incumbent local exchange carriers and a significant number of wireless carriers, competitive local exchange carriers and interexchange carriers. We believe that our independence and neutrality enhance our attractiveness as a provider of outsourced SS7 services.

        We offer the following data communications services to wireless and wireline telecommunication services providers:

  •
  SS7 network services. We provide telecommunication services providers with SS7 connectivity, switching and transport services throughout the United States. Our SS7 network is connected to the SS7 networks of local exchange and wireless carriers through more than 25 mated pairs of signal transfer points deployed throughout the country. By connecting to our SS7 network, our customers eliminate their need to implement, operate and maintain numerous, complex connections linking their SS7 switches to the signaling networks of other telecommunications carriers. We believe that our SS7 network enables us to offer our data communications services more cost-effectively and reliably than our competitors.

  •
  Database access services. We have combined our SS7 network services with our expertise in data transmission to offer our customers access to databases maintained by telecommunications carriers and other third parties. These databases are used to provide subscribers intelligent network services such as local number portability, line information database, caller identification and toll-free number services. Our SS7 network provides access in the United States to the following types of databases:

  —
  Local number portability databases. Wireline telecommunications carriers are required to provide local number portability, a service that enables a subscriber to change wireline service providers within a particular location and keep the same phone number. The FCC has mandated that wireless local number portability be provided in some locations in the United States beginning in November 2003. Our SS7 network will provide access to the wireless local number portability databases as these databases become available.

  —
  Line information databases. Telecommunications carriers develop and maintain databases that store subscriber information, including names and addresses. This information is necessary to provide enhanced services such as validating subscriber and billing information.

  —
  Toll-free databases. Each time a subscriber calls a toll-free number, the telecommunication services provider must access a national database of toll-free numbers in order to route the call.

  —
  Calling name delivery databases. A telecommunication services provider must access a database containing the name and other information about the subscriber for the telephone number placing the call in order to offer caller identification services.

    —
    Validation and fraud control services. Our CARD*TEL validation and fraud control services combine our access to line information databases with our proprietary fraud control technology to provide interexchange carriers, operator services providers and payphone service providers real-time telephone call billing validation and fraud control services for calling card, credit card, third-party billing and collect calls. Our services assist our customers in determining whether telephone company calling cards, credit cards, travel and entertainment cards and telephone numbers constitute valid accounts and billable telephone numbers.

  •
  Other telecommunication services. Our LEConnect data services provide telecommunication services providers with a fast and reliable method of transmitting billing and collection data to and from local exchange carrier data centers over our secure IP networks. Our LEConnect data service minimizes the data transmission errors and time lags associated with a traditional billing and collection system, which requires numerous interexchange carriers and information service providers to send billing data on magnetic data tapes to local exchange carriers. We also offer short message service offload services, which allow telecommunication services providers to avoid the incurrence of additional costs, relieve message congestion and preserve network capacity by offloading short message traffic from SS7 signaling networks to our IP networks.

        We generally enter into multi-year contracts with our telecommunication services customers, many of which agree to minimum volume commitments. We charge fixed monthly fees for SS7 network services and LEConnect services and per-query fees for our database access and validation services. For the year ended December 31, 2004, we generated $34.1 million of revenue in the telecommunication services division, which represented 13.7% of our total revenues.

Financial services opportunity

        The securities trading and investment management industry is increasingly requiring high-speed, reliable, secure data communications services to communicate information among industry participants, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems (ATS), electronic communications networks (ECN) and securities and commodities exchanges. Transaction volume in the United States equity markets has increased rapidly over the past decade. For example, average daily shares traded of NYSE, AMEX and Nasdaq securities has increased at a 21.9% compound annual rate, from approximately 302 million in 1990 to 3.3 billion in 2002. During the same period, the emergence of new electronic trading venues such as ECN and ATS and regulatory requirements such as the shift to decimalization have placed increasing emphasis on trading and cost efficiencies. To meet these needs, market participants are increasingly using outsourced data communications services that provide industry participants with access to other participants through a single, managed access point on the service provider's network. These services allow participants to cost-effectively connect to each other to conduct time-sensitive transactions and communicate real-time information.

        The need for these financial communication services is being facilitated by the adoption of new technologies and standard transmission protocols for the exchange of financial data, which has reduced the complexity associated with establishing communications between industry participants. The Financial Information eXchange (FIX), protocol has become the industry standard electronic communication language. According to the Tower Group's "The New FIX Networks: Adding Value Beyond Connectivity" report, 43% of small-sized brokers (less than 100 employees), 77% of medium-sized brokers (100-4,000 employees) and 100% of large-sized brokers (greater than 4,000 employees) were FIX enabled at the end of 2001. This is compared to 3%, 26% and 62% for small, medium and large-sized brokers, respectively, in 1999.

Our financial services

        Our fast, private, secure and reliable IP data networks were designed specifically to address the data and voice communications requirements of the financial services industry. Our IP network services allow our customers to access multiple financial services companies through a single network connection, thereby eliminating the need for costly dedicated institution-to-institution leased line connections. Additionally, these services facilitate secure and reliable communications between financial services companies by supporting multiple communications standards and protocols, including FIX.

        Our primary financial service offerings are:

  •
  Secure Trading Extranet. Our Secure Trading Extranet service links more than 400 financial services companies through our IP network. Through a single network connection, a customer can communicate with any other entity connected to our IP network. Given the large number of industry participants connected to our network, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks and securities and commodities exchanges, a single customer can use its connection to our IP network to conduct seamless, real-time electronic trading and access a variety of content, including news, research and market data.

  •
  Trader Voice. Our specialized voice services provide secure, customized voice telecommunications between brokers, investment banking firms and securities and commodities exchanges. These services permit calls that originate over traditional phone lines to be connected over our secure, private IP network. The primary applications of our voice services are: a dedicated, always available voice link between specific domestic-to-domestic or domestic-to-international locations, which financial industry participants refer to as "hoot & holler"; an instant voice connection between two locations that is established as soon as a telephone receiver at either location is lifted, which financial industry participants refer to as "automatic ring down"; and a direct voice connection between two locations which requires a manual signal, usually the push of a button, from the telephone at either location to initiate the call, which financial industry participants refer to as "manual ring down."

        As of December 31, 2004, we provided our financial services to more than 400 financial services companies. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors. For the year ended December 31, 2004, we generated $25.5 million of revenue in the financial services division, which represented 10.2% of our total revenues.

Our Strengths

        We believe our competitive strengths include:

        Recurring revenues and strong operating cash flows.    Our established customer base enables us to generate high levels of recurring revenues and strong operating cash flows. We principally operate a transaction-based business model and typically enter into multi-year service contracts that require minimum transaction or revenue commitments from our customers. We believe that our recurring revenues and strong operating cash flows will enable us to continue to invest in the development of new services and international expansion.

        Established customer base.    We have an established customer base of leading industry participants in each division and have experienced minimal customer turnover. As of December 31, 2004, we provided our POS services to more than 115 customers, including nine of the ten largest payment processors in the United States. In addition, as of December 31, 2004, we provided services to more than 125 telecommunication services providers and more than 400 financial services companies. Our international services division has operations in 11 countries and provides services to some of the largest financial institutions and wireless and other telecommunication services providers. Through our established customer relationships, we have developed an extensive knowledge of each of our customers' industries. We believe that our knowledge and experience enhance our ability to deliver new and timely data communications services and solutions.

        Well positioned to continue international expansion.    The network technology and data communications services we have developed to serve customers in the United States are applicable to the data communications needs of the payment processing and financial services industries in other countries. We believe that our domestic data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors and financial institutions strategically position us to take advantage of the substantial international opportunities.

        Highly customized data networks.    We operate highly-customized networks designed and configured for the transmission of transaction-related, time-sensitive data. Our networks support multiple communications protocols and access methods and, as a result, are able to support a wide variety of transaction applications. The flexibility and scalability of our networks and our technical expertise allow us to rapidly add new data communications services to our existing offerings in response to emerging technologies with limited service disruptions or capital expenditures. We also believe our ability to leverage our fixed cost base provides us with significant economies of scale, resulting in a significant competitive advantage.

        Proven acquisition strategy.    Our management team has augmented the growth of our business by successfully identifying and integrating strategic acquisitions. We acquired AT&T's Transaction Access Service business in September 1998 and Sprint's TranXact POS network services business in 2002. Our ability to close these transactions and transition the acquired businesses to our networks has enabled us to significantly grow the revenues generated by our POS division. In addition, we have made a number of smaller acquisitions that have accelerated the growth of each of our other service divisions.

        Substantial experience in our target markets.    In 1990 our business was founded by John J. McDonnell, Jr., our Chairman and Chief Executive Officer. The 12 members of our executive management team have on a combined basis more than 200 years experience in the transaction services and telecommunications industry, and on average have been employees of the company for more than seven years. We have focused on creating transaction-oriented data communications services for then developing and now established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us a competitive advantage over service providers of similar or smaller size.

Our Strategy

        Our objective is to continue to grow our business and enhance our position as a leading provider of outsourced business-critical data communications services enabling secure and reliable transmission of time-sensitive transaction-related information for transaction processing, telecommunications and financial services. Key elements of our strategy include:

        Continue to expand our customer base.    We believe our experience, existing customer relationships and secure and reliable data communications services will enable us to expand our customer base, particularly in the international and financial services markets. For example, in our financial services division, we intend to increase the scope of services and leverage our existing customer base of over 400 financial services companies to acquire new customers. We intend to leverage our customer relationships and technical expertise to provide our POS and financial services offerings internationally.

        Develop new service offerings.    We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. For example, we intend to leverage our networks to offer data communications services to public and private entities as part of the emergency communication systems they are developing in response to acts of terrorism, natural disasters and other events, and to offer our data communications services to wireless service providers so that they may deploy wireless broadband local access network services without incurring the capital expenses of building a network. We also recently began to offer wireless services for cashless payment transactions such as vending.

        Increase sales to existing customers.    We will continue our efforts to further expand our existing customer relationships to increase business domestically and abroad. For example, we intend to encourage our POS customers to transmit a greater percentage of their transaction volume with us, our telecommunication services customers to increase the number of signaling routes they establish through our SS7 network and our financial services customers to connect more endpoints to our data network. Our longstanding relationships with our domestic customers provide us a significant opportunity to increase the sales we make to these customers as they and we expand internationally. Within each of our divisions we intend to continue our efforts to cross-sell our full range of services to our customers. For example, we believe we have a significant opportunity to sell other components of our suite of telecommunication services, such as our LEConnect service, short messaging services and database access services, to customers already using our SS7 network services. We also intend to work closely with our customers to increase our knowledge of their business and technical requirements so that we may identify opportunities to provide them with additional services.

        Pursue strategic acquisitions.    We will continue to seek opportunities to acquire businesses that expand our range of services or provide opportunities to increase our customer base. We will use all of the net proceeds we receive from this offering to repay a portion of our existing debt. Accordingly, we will need to use operating cash flows or additional financing to pursue our strategy.

Our Networks

        We operate multiple, highly-customized data networks specifically designed and configured for the transmission of transaction-related, time-sensitive data. Our diverse data network architecture supports a variety of widely-accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and Internet connections. Our data networks also are designed to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our networks is installed at 96 points of presence worldwide, 41 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers' transactions in real time.

        We believe that our networks provide the following important benefits to our customers:

        Our networks are designed specifically to address the data communications needs of our diverse customer base.    Our data networks support multiple communications protocols and include customized hardware, software and value-added features developed by us or by vendors to our specifications. The following is a description of the data networks we operate:

  •
  X.25. X.25 is a communications protocol used to transmit packets of data. Our domestic and international X.25 networks transport our customers' POS transactions and are used to provide the validation services offered by our telecommunication services division. These networks are designed to provide fast call connection times, a high level of system redundancy, dynamic rerouting, wide geographic coverage and value-added features, at a low cost per transaction.

    Customers may access our X.25 networks using various methods, including dial-up services, leased line services, wireless services, satellite services and Internet connections.

  •
  IP. Internet protocol is a communications technology that routes outgoing data messages and recognizes incoming data messages. Our domestic and international IP networks provide the services offered by our financial services division, the leased line services offered by our POS division and the LEConnect data services offered by our telecommunication services division. We also use our IP networks for our internal processes, such as accounting functions and network monitoring and management. We have designed and implemented these networks with a high level of system redundancy, dynamic routing and sophisticated security and authorization technologies.

  •
  SS7. SS7 is a communications protocol used to transmit signaling information to establish and close the transmission path over which a telephone call is routed. Our domestic SS7 data network sets up, routes and terminates the transactions transmitted through the services offered by our POS division. It also provides the call signaling services and database access services offered by our telecommunication services division. Our SS7 network is accessed using dedicated SS7 links provided by local exchange carriers and interexchange carriers.

        Our networks are reliable, redundant and secure.    We believe we have configured the major components of our networks to eliminate any single point of failure. The reliability of our data networks is enhanced significantly because we have deployed our networks with redundant hardware installed at geographically diverse facilities connected by multiple telecommunications carriers. Our facilities are deployed with battery back-up and emergency generator power systems. We coordinate the physical routing of the digital circuits connecting our facilities with multiple telecommunication service providers to ensure the availability of diverse paths for routing any transaction or data, thereby enhancing network reliability. Due to such physical diversity, minor outages or failures typically do not require the immediate intervention of our technicians. We are able to respond quickly to service problems because the network monitoring, management and troubleshooting systems we use permit our network control centers to correct problems remotely. Our data networks contain industry standard firewalls and protections, and their security is further enhanced by limiting access.

        Our X.25 and IP networks incorporate several customized, value-added features that distinguish our services and performance from our competitors.    We believe that various value-added features we have developed permit our POS customers accessing our data networks through dial-up services to process a greater volume of transactions than other dial-up service providers. These features include:

  •
  the use of equipment that supports and converts transaction data delivered to our data networks in multiple protocols and message formats into the protocols employed by our data networks, thereby eliminating the need for our customers to incur the high costs associated with reprogramming POS terminals and host computers and performing continuous network enhancements and software upgrades,

  •
  real-time call tracking, which enables us to quickly resolve host, terminal or network problems experienced by our customers and to recommend to our customers ways to improve their systems, and

  •
  an Internet-based transaction monitoring system, which permits our customers to monitor the status of their transactions in real-time using the Internet.

        Our networks can accommodate growth in our business.    Our networks are deployed with sufficient capacity to accommodate significant growth in transaction volumes without incurring delays relating to the provisioning and deployment of additional hardware and telecommunications circuits. We have also designed the networks so that we may easily increase capacity as necessary.

        Our network operations centers continuously monitor and manage our networks.    We provide 24-hour, seven days a week network control coverage domestically through our network control center located in Reston, Virginia and internationally through our network control center located in Sheffield, England. Each of these network control centers serves as the backup network control center for the other control center. Our network control centers are staffed with skilled technicians experienced with the services we offer. Our network control centers remotely monitor the components of our data networks and manage our networks using sophisticated network management tools we have either developed internally or licensed from others.

Customers

        As of December 31, 2004, we provided our POS services to more than 115 customers, including nine of the ten largest payment processors in the United States. In addition, as of December 31, 2004, we provided services to more than 100 telecommunication services providers and more than 400 financial services companies. Historically we have experienced minimal customer turnover. We believe this is a result of our strong relationships with our customers and is one of our strengths. Maintaining these relationships is critical to our long-term success.

        For the year ended December 31, 2004, we derived approximately 27.8% of our total revenues from our five largest customers. No customer accounted for more than 10% of our total revenues for the year ended December 31, 2003 or 2004. We typically enter into multi-year service contracts with our customers with minimum commitments. Under some of our contracts, once the customer has met its minimum commitment on an annual or contract term basis, the customer is no longer obligated to purchase services from us. The contracts with four of our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire during 2006 and 2007.

        We recently amended our contract with our largest customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. For the year ended December 31, 2004, the revenues from this customer constituted approximately 6.9% of our total revenues. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may decline in 2005 and thereafter.

Sales and Marketing

        We sell our services directly to customers through geographically dispersed sales teams. In the United States and Canada, we have a specialized sales team for each of our POS, telecommunication services and financial services divisions. In our international services division, our sales teams are organized geographically with each team responsible for selling our services in the country in which the team is based and, in some cases, proximate countries. Our international services division sales teams are based in Australia, France, Germany, Ireland, Italy, Japan, Spain and the United Kingdom. Generally, each sales team includes a general manager or managing director, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer.

        Our sales teams work to establish and maintain relationships with customers by identifying a customer's need for our services and promoting our secure, reliable, efficient, competitively priced services. We also pursue opportunities to customize our solutions to meet requirements of large customers. When a customer initially purchases services from us, the customer typically purchases some, but not all, of the services we offer. Our sales teams strive to increase the services purchased by existing customers and to expand the range of services we provide to our customers. Our sales teams consult with customers in an attempt to identify new outsourced business-critical services we may provide our customers.

Suppliers

        The operation of our networks depends upon the capacity, reliability and security of services provided to us by a limited number of telecommunication services providers. We have no control over the operation, quality or maintenance of those services or whether the vendors will improve their services or continue to provide services that are essential to our business. In addition, telecommunication services providers may increase the prices at which they provide services. If one or more of our telecommunication services providers were to cease to provide essential services or to significantly increase their prices, we believe we could find an alternative vendor that would provide these services at comparable prices.

        In addition, some key components we use in our networks are available only from a limited number of suppliers. The number of available suppliers of components for our X.25 networks is particularly limited. We do not have long-term supply contracts with these or any other limited source vendors, and we purchase data network equipment on a purchase order basis. To the extent any of our current vendors were unable to continue to provide any of the components needed for our networks, we believe we could purchase the components from other vendors at comparable prices.

Competition

        POS division.    Our POS division competes on the basis of industry expertise, network service quality and reliability, transaction speed, value-added features, customer support and cost-efficiency. The primary competitors of our POS division are interexchange carriers such as MCI, Inc. and AT&T Corp. These carriers typically do not aggressively pursue transaction-oriented business as a stand-alone service, but rather offer it in conjunction with other products and services.

        Telecommunication services division.    Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include Southern New England Telephone, Syniverse Technologies, Inc., Verisign and regional Bell operating companies.

        Financial services division.    Our financial services division competes on the basis of access to multiple financial services companies, security, support services, cost-efficiency and discrete service offerings. The primary competitors of our financial services division are other private communications networks, such as interexchange carriers including AT&T, providers of quote terminals and market data services such as Bloomberg, Reuters and Thompson Financial and other network service providers such as SAVVIS and Radianz.

        International services division.    Our international services division competes on a similar basis as our POS and financial services divisions. Primary competitors of our international services division are incumbent telephone companies, including British Telecom in the United Kingdom, France Telecom in France, Telefonica in Spain and Telstra in Australia.

Government Regulation

        Although the FCC retains general regulatory jurisdiction over the sale of interstate services, we, as a provider of enhanced or information services, are not required to maintain a certificate of public convenience and necessity with the FCC or to file tariffs with the FCC covering our services. State regulators may regulate purely intrastate enhanced services and may regulate mixed intrastate/interstate enhanced services to the extent their regulation does not impede federal policies. Regulators at the state and federal levels are examining the treatment of information services and their decisions may alter our regulatory obligations. We do not believe that we currently are subject to state regulations for our existing services, and we believe that, even if we were subjected to state regulation, we could obtain all necessary approvals.

        Federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls. Under the Telecommunications Act of 1996, the FCC implemented rules and regulations known as Access Charge Reform to reform the system of interstate access charges. The FCC's implementation of these rules increased some components of our costs for access while decreasing others. The FCC is currently considering additional rulemaking proceedings concerning Access Charge Reform, and we currently cannot predict whether any rule changes will be adopted or the impact these rule changes might have on our access charges if they are adopted. Recent and pending decisions of the FCC and state regulatory commissions may limit the availability and increase pricing used by our suppliers to provide telecommunication services to us. We cannot predict whether the rule changes will increase the cost or availability of services we purchase from our suppliers.

        In connection with some of our services, we are required to pay universal service charges. Universal service charges are used to help provide affordable telecommunication services throughout the country, including to consumers in high-cost areas, low-income consumers, eligible schools and libraries and rural healthcare providers. Universal service charges are currently assessed as a percentage of interstate and international end-user telecommunications revenues. The FCC is considering modifying the way in which universal service charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line or per-account charge. We currently cannot predict whether the FCC will adopt changes in the calculation of universal service charges or whether these changes, if adopted, would increase our universal service charges. If the FCC adopts any proposal that increases our universal service charges, our network operating costs will increase.

        The 1996 Telecommunications Act also removed some restrictions on the ability of the incumbent local exchange carriers to provide long distance enhanced services, specifically including data communications services that may be used to transport credit card, debit card and ATM transactions, between local access transport areas. Under the legislation, the incumbent local exchange carriers will be permitted to provide long distance telecommunications between local access transport areas, with out-of-region services currently permitted and in-region service permitted after they satisfy network unbundling and related requirements. The incumbent local exchange carriers have met the legislative and regulatory requirements to be able to offer these services in many states. To date, no incumbent local exchange carrier has elected to offer these services nationwide, but if they choose to do so, we would face additional competition.

Intellectual Property

        Our success is dependent in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software and network design. We enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to and distribution of our software, documentation and other proprietary information. We believe, however, that because of the rapid pace of technological change in the data communications industry, the legal protections for our services are less significant factors in our success than the knowledge, ability and experience of our employees and the timeliness and quality of services provided by us.

Employees

        As of December 31, 2004, we employed 493 persons worldwide, of whom 345 were engaged in systems operation, development and engineering, 48 of whom were engaged in sales and marketing, 74 of whom were engaged in finance and administration and 26 comprised executive management. Of our total employees, 302 are employed domestically and the balance are in other countries, including 125 in the United Kingdom. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Risks Relating to Our Business

        We are subject to various risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following.

We derive a substantial portion of our revenue from a small number of customers. If one or more of our top five customers were to cease doing business with us, or to substantially reduce its dealings with us, our revenues and earnings could decline.

        For the year ended December 31, 2004, we derived approximately 27.8% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could harm our revenues and earnings.

        The contracts with four of our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts.

        We recently amended our contract with our largest customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. For the year ended December 31, 2004, the revenues from this customer constituted approximately 6.9% of our total revenues. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may decline in 2005 and thereafter.

        The customer relationship intangible asset value attributable to our largest customer was approximately $25.2 million as of December 31, 2004. We will continue to assess the recoverability of this customer relationship asset based upon anticipated future cash flows. If we estimate that future cash flows from this largest customer will materially decline, we may determine that all or a portion of this customer relationship asset may be impaired, and if so we will be required to record a charge to write-down the value of this asset, which would negatively impact our earnings.

We face significant pressure on the prices for our services from our competitors and customers. Our failure to sustain pricing could impair our ability to maintain profitability or positive cash flow.

        Our competitors and customers may cause us to reduce the prices we charge for services, the effects of which we may not be able to offset by increasing the number of transactions we transport using our networks or by reducing our costs. The primary sources of pricing pressure include:

  •
  Competitors offering our customers services at reduced prices. For example, telecommunications carriers may reduce the overall cost of their services by bundling their data networking services with other services such as voice communications.

  •
  POS and telecommunication services customers seeking greater pricing discounts during contract negotiations in exchange for maintaining or increasing their minimum transaction or revenue commitments.

  •
  Consolidation of existing customers resulting in pricing reductions. For example, one of our customers with relatively lower contract prices may acquire another of our customers, enabling the acquired customer's transactions to receive the benefit of the lower prices. In addition, if an existing customer acquires another customer, the combined transaction volume may qualify for reduced pricing under our contract.

Our efforts to grow our POS business are highly dependent upon our customers generating greater transaction volumes and our ability to expand into new markets.

        We already serve the largest payment processors in the United States. Accordingly, the rate of growth in our POS division is highly dependent upon the rate of growth in the number of domestic transactions transmitted by our existing customers through our networks. Factors which may reduce the rate of growth in the number of credit and debit card and ATM transactions include future economic downturns, acts of war or terrorism and other events that reduce consumer spending.

        We may be unable to increase our business from state lottery operators, electronic benefits programs and healthcare industry participants that we have identified as potential sources of future growth for our POS business. Factors that may interfere with our ability to expand further into these areas include:

  •
  market participants' adoption of alternative technologies,

  •
  our potential inability to enter into commercial relationships with additional market participants, and

  •
  implementation of federal and state regulations.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.

        As of December 31, 2004, we have yet to generate positive operating cash flows in four out of the 11 countries in which we operate outside the United States and Canada. In addition, we are planning expansion in our existing international markets and into additional international markets.

        Key challenges we will face in pursuing our international strategy include the need to:

  •
  secure commercial relationships to help establish our presence in international markets,

  •
  obtain telecommunications services from incumbent telecommunication service providers that may compete with us,

  •
  adapt our services to support varying telecommunications protocols that differ from those markets where we have established operations,

  •
  hire and train personnel capable of marketing, installing and integrating our data communications services, supporting customers and managing operations in foreign countries,

  •
  localize our products to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States,

  •
  build our brand name and awareness of our services among foreign customers, and

  •
  implement new systems, procedures and controls to monitor our operations in new markets.

        In addition, we are subject to risks associated with operating in foreign countries, including:

  •
  multiple, changing and often inconsistent enforcement of telecommunications and other laws and regulations,

  •
  competition with existing market participants which have a longer history in and greater familiarity with the foreign markets we enter,

  •
  laws and business practices that favor local competitors,

  •
  fluctuations in currency exchange rates,

  •
  imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, and

  •
  changes in a specific country's or region's political or economic conditions.

        If we fail to address the challenges and risks associated with international expansion, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our customers may develop in-house networks and divert part or all of their data communications from our networks to their networks.

        As a payment processor's business grows larger and generates a greater number of credit card and debit card transactions, it could become economically advantageous for the processor to develop its own network for transmitting transaction data, including credit card and debit card transactions. Currently, some of the largest processors in the United States and some very large merchants, such as supermarkets, department stores and major discount stores, operate their own networks to transmit some or all of their transactions. Also, as the number of outsourced providers of network services has decreased, payment processors and large merchants have developed, and may continue to seek to develop, their own networks in order to maintain multiple sources of supply. In addition, our telecommunication services division customers may elect to connect their call signaling networks directly to the call signaling networks of other telecommunications carriers. As a result of any of these events, we could experience lower revenues.

Our reliance on a limited number of telecommunication services providers exposes us to a number of risks over which we have no control, including risks with respect to increased prices and termination of essential services.

        The operation of our networks depends upon the capacity, reliability and security of services provided to us by a limited number of telecommunication services providers. We have no control over the operation, quality or maintenance of those services or whether the vendors will improve their services or continue to provide services that are essential to our business. In addition, telecommunication services providers may increase the prices at which they provide services, which would increase our costs. If one or more of our telecommunication services providers were to cease to provide essential services or to significantly increase their prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our networks. This could harm our reputation and could cause us to lose customers and revenues.

A slowdown or failure of our networks could cause us to lose customers and revenue.

        Our business is based upon our ability to rapidly and reliably receive and transmit data through our networks. One or more of our networks could slow down significantly or fail for a variety of reasons, including:

  •
  undetected defects or errors in our software programs, especially when first integrated into a network,

  •
  unexpected problems encountered when integrating changes, enhancements or upgrades of third party equipment or software with our systems,

  •
  computer viruses,

  •
  natural or man-made disasters disrupting power or telecommunications systems generally, and

  •
  damage to, or failure of, our systems due to human error or intentional disruption.

        We may not have sufficient redundant systems or backup telecommunications facilities to allow us to receive and transmit data in the event of significant system failures. Any significant degradation or failure of one or more of our networks could cause our customers to suffer delays in transaction processing, which could damage our reputation, increase our service costs, or cause us to lose customers and revenues.

We depend on a limited number of network equipment suppliers and do not have supply contracts. Our inability to obtain necessary network equipment or technical support could harm our business.

        Some key components we use in our networks are available only from a limited number of suppliers. The number of available suppliers of components and technical support for our X.25 networks are particularly limited. We do not have long-term supply contracts with these or any other limited source vendors, and we purchase data network equipment on a purchase order basis. If we are unable to obtain sufficient quantities of limited source equipment and required technical support, or to develop alternate sources as required in the future, our ability to deploy equipment in our networks could be delayed or reduced, or we may be forced to pay higher prices for our network components. Delays or reductions in supplies could lead to slowdowns or failures of our networks.

We may experience fluctuations in quarterly results because of the seasonal nature of our business and other factors outside of our control, which could cause the market price of our common stock to decline.

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

        In addition, a variety of other factors may cause our results to fluctuate from one quarter to the next, including:

  •
  varying costs incurred for network expansion,

  •
  the impact of quarterly variations in general economic conditions,

  •
  acquisitions made or customers acquired or lost during the quarter, and

  •
  changes in pricing policy by us, our competitors and our third party supplier and service providers during a particular quarter.

We may not be able to adapt to changing technology and our customers' technology needs.

        We face rapidly changing technology and frequent new service offerings by competitors that can render existing services obsolete or unmarketable. Our future success depends on our ability to enhance existing services and to develop, introduce and market, on a timely and cost effective basis, new services that keep pace with technological developments and customer requirements.

We may be unable to protect our proprietary technology, which would allow competitors to duplicate our services. This would make it more difficult for us to compete with them.

        We may not be able to protect sufficiently our proprietary technology, which could make it easier for competitors to develop services that compete with our services. We rely principally on copyright and trade secret laws and contractual provisions to protect our proprietary technology. The laws of some countries in which we sell our services and products may not protect software and intellectual property rights to the same extent as the laws of the United States. If these measures do not adequately prevent misappropriation of our technology, competitors may be able to use and adapt our technology. Our failure to protect our technology could diminish our competitive advantage and cause us to lose customers to competitors.

We may face claims of infringement of proprietary rights, which could harm our business and operating results.

        Third parties may assert claims that we are infringing their proprietary rights. If infringement claims are asserted against us, we could incur significant costs in defending those claims. We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop non-infringing technology or to purchase licenses or pay royalties for other technology. We may be unable to acquire licenses for the other technology on reasonable commercial terms or at all. As a result, we may find that we are unable to continue to offer the services and products upon which our business depends.

Future acquisitions and investments could negatively affect our operating results and could dilute the interests of existing stockholders.

        We expect to continue to seek selective acquisitions and investments as an element of our growth strategy. Future acquisitions and investments could subject us to risks including:

  •
  If we are not able to successfully integrate acquired businesses in a timely manner, our operating results may decline, particularly in the fiscal quarters immediately following the completion of such transactions while the operations of the acquired entities are being integrated into our operations. We also may incur substantial costs, delays or other operational or financial problems during the integration process.

  •
  Acquisitions could result in large, immediate write-offs and assumption of contingent liabilities, either of which could harm our operating results.

  •
  Acquisitions and investments may divert the attention of senior management from our existing business.

  •
  If we issue additional equity to finance our acquisitions or investments, it could result in dilution for our existing stockholders.

  •
  If we incur additional indebtedness to finance acquisitions or investments, our interest expense could increase and new debt agreements might involve new restrictive covenants that could reduce our flexibility in managing our business.

  •
  If we invest in companies before they are profitable, we may incur losses on these investments. As of December 31, 2004, we have $3.3 million of long-term investments in unconsolidated affiliates, and we expect to incur losses on these investments in 2005 and we may continue to incur losses thereafter.

We may not have adequate resources to meet demands resulting from growth.

        Growth may strain our management systems and resources. We may need to make additional investments in the following areas:

  •
  recruitment and training,

  •
  communications and information systems,

  •
  sales and marketing,

  •
  facilities and other infrastructure,

  •
  treasury and accounting functions,

  •
  licensing and acquisition of technology and rights, and

  •
  employee and customer relations and management.

        If we fail to develop systems, procedures and controls to handle current and future growth on a timely basis, we may be less efficient in the management of our business or encounter difficulties implementing our strategy, either of which could harm our results of operations.

We may lack the capital required to maintain our competitive position or to sustain our growth.

        We have historically relied on cash flow from operations and proceeds from equity and debt to fund our operations, capital expenditures and expansion. If we are unable to obtain sufficient capital in the future, we may face the following risks:

  •
  We may not be able to continue to meet customer demand for service quality, availability and competitive pricing.

  •
  We may not be able to expand rapidly internationally or to acquire complementary businesses.

  •
  We may not be able to develop new services or otherwise respond to changing business conditions or unanticipated competitive pressures.

If we do not compete effectively, we may lose market share to competitors and suffer a decline in revenues.

        Many of our competitors have greater financial, technical, marketing and other resources than us. As a result, they may be able to support lower pricing and margins and to devote greater resources to marketing their current and new products and services.

        We face competition in each of our four divisions as follows:

  •
  The primary competitors of our POS division are MCI, Inc. and AT&T Corp.

  •
  The primary competitors of our telecommunication services division include Southern New England Telephone Company, Syniverse Technologies, Inc. and Verisign, Inc.

  •
  The primary competitors of our financial services division include AT&T Corp., Bloomberg L.P., Reuters Group PLC, The Thompson Corporation (Thompson Financial), SAVVIS Communications Corporation and Radianz Inc.

  •
  The primary competitors of our international services division include British Telecom in the United Kingdom, France Telecom in France, Telefonica S.A. in Spain and Telstra Corporation Limited in Australia.

We depend on key personnel.

        Our success depends largely on the ability and experience of a number of key employees, including John J. McDonnell, Jr., our Chairman and Chief Executive Officer, Brian J. Bates, our President and Chief Operating Officer, and Henry H. Graham, Jr., our Executive Vice President and Chief Financial Officer. If we lose the services of any of our key employees, our business may be adversely affected.

Recently enacted changes in securities laws are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in some of our corporate governance and accounting practices. In addition, the New York Stock Exchange has promulgated a number of regulations. We expect these laws, rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new laws, rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Regulatory changes may increase our costs or impair our growth.

        Federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls by restricting access to dedicated connections available from local exchange carriers, by changing the basis for computation of other charges, such as universal service charges, or by revising the basis for taxing the services we purchase or provide. The Federal Communications Commission is currently considering changes to the rate structure for services provided by local exchange carriers, including the rate structure for access services, and we currently cannot predict whether these rule changes will be adopted or the impact these rule changes may have on our charges for access and other services if they are adopted. Recent and pending decisions of the FCC may limit the availability and increase pricing of network elements used by our suppliers to provide telecommunications services to us. We cannot predict whether these rule changes will increase the cost of services we purchase from our suppliers. Further, the FCC is considering modifying the way in which universal service charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line or per-account charge. We cannot predict whether the FCC will adopt changes in the calculation of universal service charges or whether these changes would increase our universal service charges. If the FCC adopts any proposal that increases our universal service charges, our network operating costs will increase.

        The business of our telecommunication services division customers is or may become subject to regulation that indirectly affects our business. Many of our telecommunication services division customers are subject to federal and state regulations applicable to the telecommunications industry. Changes in these regulations could cause our customers to alter or decrease the services they purchase from us.

        We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. Our operating costs may be increased because our service providers and several services that we offer may be indirectly affected by federal and state regulations. In addition, future services we may provide could become subject to direct regulation.

Internet Address and Company SEC Filings

        Our internet address is www.tnsi.com. On the investor relations portion of our web site, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

Executive Officers of the Registrant

        See Item 10 on page 78 of this report for information about our executive officers.

Item 2.    Facilities

        Our principal executive offices are located in Reston, Virginia and consist of approximately 40,980 square feet of office space under a lease expiring in February 2013. Our primary network control center is also located in Reston, Virginia and consists of approximately 44,500 square feet of separate office space under a lease expiring in February 2008. In addition, we lease the following additional principal facilities:

Use	Location	Approximate square footage	Lease expiration date
European technology and marketing center	Dublin, Ireland	14,500	January 2022
United Kingdom headquarters and network control center	Sheffield, England	16,000	April 2015

        We also lease and occupy regional sales offices in various cities. We house our remote network switching equipment in facilities owned and maintained by some of our digital telecommunications circuit providers and also in leased telecommunications point-of-presence facilities located in various cities. These leases total approximately 23,000 square feet and expire on dates ranging from April 2005 to October 2014. All of our leases are with unaffiliated third parties. We believe that our existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of our operations and development.

Item 3.    Legal Proceedings

        On August 26, 2002, MerchantWired, LLC and its six owners sued us in Superior Court of New Castle County, Delaware. We filed a motion to dismiss the complaint in its entirety on October 30, 2002, which the court granted in part on July 16, 2003. Subsequently plaintiffs amended their complaint on August 28, 2003. The amended complaint alleges that we are liable for, among other things, breach of contract and fraud as a result of a failed acquisition. In June 2002, we terminated an agreement to purchase MerchantWired, LLC whereby we would have been obligated to make up to $20 million in capital contributions to fund the on-going operations of the business and potentially to pay an earn-out to the six owners. The amended complaint seeks unspecified damages, including punitive damages, costs and attorneys' fees. Following examination of these claims, we filed a motion to dismiss the action in its entirety on September 26, 2003. On November 6, 2003, the court provisionally denied our motion to dismiss and requested that we file a motion to limit discovery to a few case dispositive issues. On December 12, 2003, the Court granted our motion and the parties commenced the limited discovery on February 4, 2004, which discovery was concluded May 7, 2004. On June 7, 2004, we filed a motion for summary judgment, which the court denied on February 28, 2005. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, we determined that a settlement was warranted. On March 30, 2005, the parties settled the lawsuit by mutually agreeing to the dismissal of all claims with prejudice and by our payment of $3.25 million to the plaintiffs.

        Many states in which we operate assess sales taxes on services provided by us. We believe we have no financial exposure for sales taxes because our customer contracts contain terms that stipulate that the customer is responsible for any sales tax liability. A few states have audited us for the period from 1996 to early 2001 and have proposed assessments on the basis that sales taxes are owed on the services we provided during this period. Along with our customers, we are vigorously defending the proposed assessments.

        We are from time to time a party to other legal proceedings, which arise in the normal course of business. Although we have been involved in past litigation, we are not currently involved in any material litigation the outcome of which could, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. Management is not aware of any material litigation threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on The New York Stock Exchange ("NYSE") under the symbol "TNS". The following table reflects the range of high and low sale prices for the period indicated as reported by the NYSE.

Fiscal Year Ended December 31, 2004	HIGH	LOW
First quarter ended March 31, 2004 (beginning March 16, 2004)	$19.50	$17.70
Second quarter ended June 30, 2004	$23.75	$19.15
Third quarter ended September 30, 2004	$22.56	$19.30
Fourth quarter ended December 31, 2004	$22.84	$19.16

        As of February 28, 2005, there were 44 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 1,300 beneficial owners of our common stock.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Under our senior credit agreement, we are subject to restrictions on paying dividends.

        During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

        Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a)(3)) made any repurchases of our shares during the fourth quarter of the fiscal year covered by this report.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004 are derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere in this report. The consolidated statement of operations data for the period from April 3, 2001 through December 31, 2001 and the balance sheet data as of December 31, 2001 and 2002 are derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, and are not included in this report.

        The consolidated statement of operations data for Transaction Network Services, Inc., formerly PSINet Transaction Solutions, Inc., for the year ended December 31, 2000 and the period from January 1, 2001 through April 2, 2001 and the consolidated balance sheet data as of December 31, 2000 are derived from the consolidated financial statements of Transaction Network Services, Inc., formerly PSINet Transaction Solutions, Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm, and are not included in this report.

        The historical results are not necessarily indicative of the results to be expected for any future period.

Selected Consolidated Financial Data
(In thousands, except per share and transaction data)

	Transaction Network Services, Inc. (Formerly PSINet Transaction Solutions, Inc.) (Predecessor)		The Company
	Year ended December 31, 2000	January 1, 2001- April 2, 2001	April 3, 2001- December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Consolidated Statements of Operations Data:
Revenues	$190,773	$46,755	$144,994	$202,180	$223,353	$249,112
Cost of network services	99,516	26,506	73,650	108,392	119,990	120,356
Engineering and development	8,966	2,857	6,560	10,638	11,560	14,688
Selling, general and administrative	33,095	11,032	18,795	33,063	37,284	49,264
Depreciation and amortization of property and equipment	13,820	3,749	8,376	16,480	20,220	20,205
Amortization of intangible assets	86,465	11,520	15,601	23,150	25,769	28,573
Impairment of goodwill and other intangible assets	—	322,153	—	—	—	—
Costs of terminated initial public offering	—	—	—	1,473	—	—

Total operating expenses	241,862	377,817	122,982	193,196	214,823	233,086

Income (loss) from operations before taxes, equity in net loss of unconsolidated affiliates, and minority interest in net loss of consolidated subsidiary	(51,089)	(331,062)	22,012	8,984	8,530	16,026
Interest expense	(194)	(151)	(12,091)	(11,917)	(11,272)	(7,341)
Interest and other income, net	199	250	555	915	2,544	1,601
Income tax (provision) benefit	10,798	1,125	(4,562)	(45)	(838)	(4,263)
Equity in net loss of unconsolidated affiliates	—	—	—	(364)	(64)	(1,039)
Minority interest in net loss of consolidated subsidiary	610	156	348	—	—	—

Net income (loss)(1)	(39,676)	(329,682)	6,262	(2,427)	(1,100)	4,984
Dividends on preferred stock	—	—	(11,934)	(14,630)	(15,060)	(3,428)
Loss on early extinguishment of related party debt, net of tax benefit of $1,428	—	—	(2,238)	—	—	—

Net income (loss) attributable to common stockholders	$(39,676)	$(329,682)	$(7,910)	$(17,057)	$(16,160)	$1,556

Per Share Information:
Basic and diluted net income (loss) per common share			$(0.64)	$(1.38)	$(1.31)	$0.06
Basic weighted average common shares outstanding			12,371	12,372	12,373	24,114
Diluted weighted average common shares outstanding			12,371	12,372	12,373	24,449
	As of December 31,	As of December 31,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,298	$8,091	$5,984	$11,074	$19,788
Working capital	30,151	(5,080)	(12,923)	(18,102)	10,086
Total assets	726,248	320,768	362,811	342,359	356,412
Total debt, including current portion	—	134,184	169,347	150,395	51,000
Class A redeemable convertible preferred stock	—	146,780	161,410	176,470	—
Total stockholders' equity (deficit)	573,979	(4,445)	(21,896)	(37,512)	242,498
	Supplemental data
	Years ended December 31
	2001	2002	2003	2004
Other Data:
Domestic POS transactions transmitted through our networks (in millions)	6,706	7,567	7,916	7,249

(1)
On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized. If SFAS No. 142 had been effective for the period from April 3, 2001 through December 31, 2001, net income would have increased by approximately $0.5 million resulting in a net loss attributable to common stockholder of approximately $7.5 million. For periods ending prior to April 3, 2001, amortization of intangible assets includes amortization of goodwill.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

        We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. Internationally, we operate networks in 12 countries, including Canada and countries in Europe and the Asia-Pacific region, and we use these networks to provide services to customers in these and neighboring countries.

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

  •
  International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also has operations in Australia, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Spain, and Sweden. We provide services in these countries using networks deployed in each country. We also provide services in other countries such as Finland, Hong Kong, Norway and Singapore through connections from the customer's location to our networks. Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

        Our most significant expense is cost of network services, which is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for some vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of our data networks. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations.

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

        In March 2004, we completed our initial public offering (IPO) of common stock issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the outstanding debt under our then-existing senior secured credit facility. Concurrent with the closing of the IPO, we entered into a new senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our then-existing senior secured credit facility. In connection with the termination of our previous senior secured credit facility, we recognized a charge of approximately $2.0 million related to the write-off of unamortized deferred financing costs. Such write-off was included in interest expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004.

        Upon the completion of the IPO, all of the outstanding shares of our Class A redeemable convertible preferred stock, including accrued and unpaid dividends, converted at $18.00 per share into 9,984,712 shares of common stock.

        On October 1, 2004, we completed a follow-on offering of common stock issuing 1,084,744 common shares at $20.00 per share, which generated proceeds, net of offering costs, of approximately $19.9 million. On November 1, 2004, in connection with the follow-on offering, the underwriters exercised a portion of their over-allotment option and we issued an additional 118,232 common shares at $20.00 per share, which generated proceeds, net of offering costs of approximately $2.3 million. The net proceeds from the follow-on offering were used to repay a portion of our long-term debt outstanding under our existing credit facility.

Acquisitions

        On May 13, 2002, we acquired from Sprint Communications Company L.P. the right to provide POS services under substantially all customer contracts relating to Sprint's TranXact Service

Operations, which we refer to as TranXact, as well as a two-year, non-compete agreement. The consideration paid for these intangible assets was $40.0 million for the customer contracts, $5.0 million for the non-compete agreement and transaction costs of $0.1 million. We obtained the funds used to acquire these assets from additional borrowings under our senior secured credit facility. In connection with this transaction, we agreed to purchase transitional communication and other services from Sprint until the TranXact customers were migrated from Sprint's network to our network. The total amount paid to Sprint for these transitional services was approximately $4.0 million during the period from May 13, 2002 through December 31, 2002. Our consolidated statements of operations include the results of the TranXact operations from May 13, 2002.

        On December 4, 2002, we completed the acquisition of a 50.1% interest in Openet S.r.l., an Italian provider of POS services, for a purchase price of $1.8 million, plus transaction costs of $0.4 million. On January 24, 2003, we acquired the remaining 49.9% interest in Openet for $2.0 million in cash. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $3.4 million and goodwill of $0.5 million. Our consolidated statements of operations include the operating results of Openet from December 4, 2002.

        On November 18, 2003, we acquired certain tangible and intangible assets of Transpoll Offline for a purchase price of $2.5 million including direct acquisition costs of $0.4 million. The assets acquired included the right to provide POS services in the United Kingdom under customer contracts, certain fixed assets and a non-compete agreement. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $1.3 million. Our consolidated statements of operations include the operating results of Transpoll Offline from November 18, 2003.

        On May 21, 2004, we purchased two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). Pursuant to two separate asset purchase agreements, the Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million, for certain assets related to USWD's Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000, for USWD's vending assets, which support cashless transactions at vending machines. We purchased these assets to advance our wireless capability to service existing customers as well as to penetrate new vertical markets. We accounted for the acquisitions of the Synapse and vending assets under the purchase method with the total consideration allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $5.9 million related to the Synapse assets and $3.7 million related to the vending assets. Our consolidated results of operations for the year ended December 31, 2004 include the operating results of these acquisitions from May 21, 2004 through December 31, 2004.

        In November 2004, we acquired the right to provide telecommunications services under customer contracts from ICG Telecom Group, Inc for a purchase price of $1.7 million plus an agreement to provide telecommunications services valued at $0.7 million. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $2.4 million. Our consolidated statements of operations include the operating results of ICG Telecom Group, Inc. from November 9, 2004.

International Operations

        Although we generate revenues in each of the 11 countries included in our international services division, as of December 31, 2004 we have yet to generate positive operating cash flows in four of these 11 countries. When establishing operations in a country, we typically incur personnel and capital expenditures for an average of two to three years prior to establishing a customer base, recording revenues and generating positive operating cash flows. On a consolidated basis as of December 31, 2004, our international services division generated positive operating cash flows.

Results of Operations

        The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Statements of Operations Data:
Revenues	$202,180	$223,353	$249,112
Cost of network services	108,392	119,990	120,356
Engineering and development	10,638	11,560	14,688
Selling, general and administrative	33,063	37,284	49,264
Depreciation and amortization of property and equipment	16,480	20,220	20,205
Amortization of intangible assets	23,150	25,769	28,573
Costs of terminated initial public offering	1,473	—	—

Total operating expenses	193,196	214,823	233,086

Income from operations before taxes, and equity in net loss of affiliates	8,984	8,530	16,026
Interest expense	(11,917)	(11,272)	(7,341)
Interest and other income, net	915	2,544	1,601
Income tax provision	(45)	(838)	(4,263)
Equity in net loss of unconsolidated affiliates	(364)	(64)	(1,039)

Net (loss) income	$(2,427)	$(1,100)	$4,984

Year ended December 31, 2004 compared to the year ended December 31, 2003

        Revenues.    Total revenues increased $25.7 million, or 11.5%, to $249.1 million for the year ended December 31, 2004, from $223.4 million for the year ended December 31, 2003. We generate revenues through four operating divisions.

        POS division.    Revenues from the POS division decreased $10.9 million, or 8.9%, to $112.0 million for the year ended December 31, 2004, from $122.9 million for the year ended December 31, 2003. The $10.9 million decrease in POS revenues resulted from a decline in transaction volumes primarily from our largest customer and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 8.4% to 7.2 billion transactions for the year ended December 31, 2004, from 7.9 billion transactions for the year ended December 31, 2003. In 2004 we negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, we recently amended our contract with our largest customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may decline in 2005 and thereafter.

        International services division.    Revenues from the international services division increased $29.0 million, or 60.0%, to $77.5 million for the year ended December 31, 2004, from $48.5 million for the year ended December 31, 2003. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France, Spain and Italy and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $13.8 million, or 41.4%, to $47.1 million for the year ended December 31, 2004, from $33.3 million for the year ended December 31, 2003.

        Telecommunication services division.    Revenues from the telecommunication services division increased $2.9 million, or 9.4%, to $34.1 million for the year ended December 31, 2004, from $31.2 million for the year ended December 31, 2003. The growth in revenues was primarily due to increased usage of our call signaling services.

        Financial services division.    Revenues from the financial services division increased $4.7 million, or 22.5%, to $25.5 million for the year ended December 31, 2004, from $20.8 million for the year ended December 31, 2003. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

        Cost of network services.    Cost of network services increased $0.4 million, or 0.3%, to $120.4 million for the year ended December 31, 2004, from $120.0 million for the year ended December 31, 2003. Cost of network services were 48.3% of revenues for the year ended December 31, 2004, compared to 53.7% of revenues for the year ended December 31, 2003. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services, offset primarily by a decrease in usage-based vendor telecommunications charges in our POS division, and to a lesser extent, lower usage charges from decreased POS transactions. Gross profit represented 51.7% of total revenues for the year ended December 31, 2004, compared to 46.3% for the year ended December 31, 2003. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges.

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

        Engineering and development expense.    Engineering and development expense increased $3.1 million, or 27.1%, to $14.7 million for the year ended December 31, 2004, from $11.6 million for the year ended December 31, 2003. Engineering and development expense represented 5.9% of revenues for the year ended December 31, 2004 and 5.2% of revenues for the year ended December 31, 2003. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $12.0 million, or 32.1%, to $49.3 million for the year ended December 31, 2004, from $37.3 million for the year ended December 31, 2003. Selling, general and administrative expense represented 19.8% of revenues for the year ended December 31, 2004, compared to 16.7% of revenues for the year ended December 31, 2003. Selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment decreased $15,000 to $20.2 million for the year ended December 31, 2004, from $20.2 million for the year ended December 31, 2003. Depreciation and amortization of property and equipment represented 8.1% of revenues for the year ended December 31, 2004, compared to 9.1% of revenues for the year ended December 31, 2003.

        Amortization of intangible assets.    Amortization of intangible assets increased $2.8 million, or 10.9%, to $28.6 million for the year ended December 31, 2004, from $25.8 million for the year ended December 31, 2003. The amortization of intangible assets for the year ended December 31, 2004 and 2003 relates solely to the intangible assets resulting from acquisitions. The increase was attributable to $3.4 million of accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers in 2004. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. Based upon the outcome of our contract negotiations with our largest customer, we believe that revenues and related transaction volumes from this customer will continue to decline in 2005 and may decline further thereafter. The intangible asset value attributable to this customer relationship is approximately $25.2 million as of December 31, 2004. We will continue to assess the recoverability of this customer relationship asset based upon anticipated future cash flows.

        Interest expense.    Interest expense decreased $4.0 million to $7.3 million for the year ended December 31, 2004, from $11.3 million for the year ended December 31, 2004. This decrease was primarily due to the repayment of a portion of our term debt with the net proceeds from our initial public offering in March 2004 and our follow-on offering in the fourth quarter of 2004, partially offset by the write-off on March 19, 2004 of $2.0 million of deferred financing costs in connection with the termination of our previous senior secured credit facility.

        Interest and other income, net.    Interest and other income, net was $1.6 million for the year ended December 31, 2004 compared to $2.5 million for the year ended December 31, 2003. Included in other income, net for the year ended December 31, 2004 is a gain on foreign currency translation of $1.1 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $1.7 million for the year ended December 31, 2003. Also included in other income, net for the year ended December 31, 2004 is a $0.2 million gain on the sale of property and equipment, versus a loss of $29,000 for the year ended December 31, 2003. Included in interest and other income, net for the year ended December 31, 2003 was a gain of $0.6 million on the sale of our equity method investment in a related entity.

        Income tax provision.    For the year ended December 31, 2004, our income tax provision was $4.3 million compared to $0.8 million for the year ended December 31, 2003. Our effective tax rate for the year ended December 31, 2004 is 41.4% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.

        Equity in net loss of unconsolidated affiliates.    For the year ended December 31, 2004, our equity in net loss of unconsolidated affiliates was $1.0 million compared to $0.1 million for the year ended December 31, 2003. Included in our equity in net loss of unconsolidated affiliates for 2004 is $0.7 million related to our equity method investment in LinkSpot Networks, Inc. As of December 31, 2004, we have $3.3 million of long-term investments in unconsolidated affiliates, and we expect to incur losses on these investments in 2005 and we may continue to incur losses thereafter.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues.    Total revenues increased $21.2 million, or 10.5%, to $223.4 million for the year ended December 31, 2003, from $202.2 million for the year ended December 31, 2002. We generated revenues through four operating divisions.

        POS division.    Revenues from the POS division decreased $3.5 million, or 2.8%, to $122.9 million for the year ended December 31, 2003, from $126.4 million for the year ended December 31, 2002. The $3.5 million decrease in POS revenues resulted from a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts primarily in the fourth quarter of 2002, and to a lesser extent in 2003, partially offset by an increase in transaction volumes primarily related to the TranXact acquisition. POS transaction volumes increased 4.7% to 7.9 billion transactions for the year ended December 31, 2003, from 7.6 billion transactions for the year ended December 31, 2002.

        International services division.    Revenues from the international services division increased $15.4 million, or 46.4%, to $48.5 million for the year ended December 31, 2003, from $33.1 million for the year ended December 31, 2002. The increase was primarily due to additional revenues generated by our U.K. subsidiary from its POS customers. Revenues from our U.K. subsidiary increased $6.6 million, or 24.6%, to $33.3 million for the year ended December 31, 2003, from $26.7 million for the year ended December 31, 2002. The remaining increase in division revenues of $8.8 million was attributable primarily to growth in our POS services in France, Australia, Spain and Italy.

        Telecommunication services division.    Revenues from the telecommunication services division increased $7.2 million, or 30.0%, to $31.2 million for the year ended December 31, 2003, from $24.0 million for the year ended December 31, 2002. The growth in revenues was primarily due to increased usage of our call signaling services.

        Financial services division.    Revenues from the financial services division increased $2.2 million, or 11.7%, to $20.8 million for the year ended December 31, 2003, from $18.6 million for the year ended December 31, 2002. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

        Cost of network services.    Cost of network services increased $11.6 million, or 10.7%, to $120.0 million for the year ended December 31, 2003, from $108.4 million for the year ended December 31, 2002. Cost of network services represented 53.7% of revenues for the year ended December 31, 2003, compared to 53.6% of revenues for the year ended December 31, 2002. The increase in cost of network services resulted primarily from higher usage charges from increased transactions and other services, including transactions associated with the TranXact acquisition. Gross profit represented 46.3% of total revenues for the year ended December 31, 2003, compared to 46.4% for the year ended December 31, 2002. The decrease in gross profit as a percentage of total revenues is largely attributable to decreased POS revenues, partially offset by decreased usage-based vendor telecommunication charges.

        Engineering and development expense.    Engineering and development expense increased $1.0 million, or 8.7%, to $11.6 million for the year ended December 31, 2003, from $10.6 million for the year ended December 31, 2002. Engineering and development expense represented 5.2% of revenues for the year ended December 31, 2003 compared to 5.3% for the year ended December 31, 2002. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion. To a lesser extent, this increase was also due to higher software and hardware maintenance fees.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $4.2 million, or 12.8%, to $37.3 million for the year ended December 31, 2003, from $33.1 million for the year ended December 31, 2002. Selling, general and administrative expense represented 16.7% of revenues for the year ended December 31, 2003, compared to 16.4% of revenues for the year ended December 31, 2002. Selling, general and administrative expense increased primarily from the addition of an average of 26 employees and related expenses required to support our revenue growth, mainly within the international services division.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $3.7 million, or 22.7%, to $20.2 million for the year ended December 31, 2003, from $16.5 million for the year ended December 31, 2002. Depreciation and amortization of property and equipment represented 9.1% of revenues for the year ended December 31, 2003, compared to 8.2% of revenues for the year ended December 31, 2002. Depreciation and amortization of property and equipment increased primarily due to capital expenditures to support the growth in the international services division.

        Amortization of intangible assets.    Amortization of intangible assets increased $2.6 million, or 11.3%, to $25.8 million for the year ended December 31, 2003, from $23.2 million for the year ended December 31, 2002. The increase was attributable to the amortization of intangible assets associated with the TranXact and Openet acquisitions. The amortization of intangible assets for the years ended December 31, 2003 and 2002 was related solely to the intangible assets resulting from acquisitions.

        Interest expense.    Interest expense decreased $0.6 million to $11.3 million for the year ended December 31, 2003, from $11.9 million for the year ended December 31, 2002. This decrease was attributable to the reduction of interest expense resulting from quarterly principal payments we made on our term borrowings partially offset by the additional interest expense associated with borrowing $50.0 million in May 2002 in connection with the TranXact acquisition.

        Interest and other income, net.    Interest and other income, net increased $1.6 million to $2.5 million for the year ended December 31, 2003, from $0.9 million for the year ended December 31, 2002. Of this increase, $0.6 million related to an increase in the gain on foreign currency translation due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Also included in interest and other income for the year ended December 31, 2003 was a gain of $0.6 million on the sale of our equity method investment in a related entity.

        Income tax provision.    For the year ended December 31, 2003, our income tax provision was $0.8 million compared to $45,000 for the year ended December 31, 2002.

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

Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. The proceeds from our initial public offering in

March 2004, along with the proceeds from borrowings under our existing senior secured credit facility, were used to repay the amounts outstanding under our prior senior secured credit facility. The proceeds from our follow-on offering in the fourth quarter of 2004 were used to repay the outstanding borrowings under our revolving credit facility. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our existing credit facility, will be adequate to meet our anticipated needs for the foreseeable future. To the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

        Our operations provided us cash of $54.9 million for the year ended December 31, 2004, which was attributable to net income of $5.0 million, depreciation, amortization and other non-cash charges of $50.2 million and a decrease in working capital of $0.3 million. Our operations provided us cash of $48.1 million for the year ended December 31, 2003, which was attributable to a net loss of $1.1 million, depreciation, amortization and other non-cash charges of $46.8 million and a decrease in working capital of $2.4 million. Our operations provided us cash of $34.9 million for the year ended December 31, 2002, which was attributable to a net loss of $2.4 million, depreciation, amortization and other non-cash charges of $42.7 million and an increase in working capital of $5.4 million.

        We used cash of $38.5 million in investing activities for the year ended December 31, 2004, which includes capital expenditures of $23.4 million. In addition, we spent $6.1 million and $3.7 million, respectively to purchase the Synapse and vending assets from USWD to facilitate our objective to enhance our POS services. We also spent $1.7 million to purchase certain assets from ICG Telecom Group, Inc. to facilitate our objective to expand our telecommunications services. We also made investments of $2.5 million in WAY Systems, Inc., a company that provides mobile POS transaction infrastructure and solutions to mobile merchants, and $1.0 million in AK Jensen Group, Limited, a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. We used cash of $21.7 million in investing activities for the year ended December 31, 2003, which consisted primarily of capital expenditures of $17.1 million. In addition, we spent $2.0 million in January 2003 to purchase the remaining 49.9% interest of Openet and $2.5 million to purchase Transpoll Offline in November 2003 to facilitate our objective to expand our international services division. We used cash of $68.3 million in investing activities for the year ended December 31, 2002, which consisted primarily of $45.1 million for the purchase of the TranXact assets in May 2002, which expanded our POS division. In addition, we spent $1.5 million to purchase the initial 50.1% interest in Openet in December 2002. During the year ended December 31, 2002, we made capital expenditures of $21.6 million. Significant portions of our capital expenditures in each period were for network equipment, third-party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements. Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

        We used cash of $7.5 million for financing activities for the year ended December 31, 2004, which included $35.4 million of long-term debt repayments on our existing senior secured credit facility and $150.4 million of long-term debt repayments under our prior senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.5 million, net proceeds from our follow-on offering in the fourth quarter 2004 of $22.2 million and borrowings under our existing credit facility, net of financing costs, of $79.0 million. We also borrowed $5.5 million in May 2004 under our existing credit facility, the proceeds of which were used to fund the acquisition of the Synapse assets from USWD. We used cash of $19.5 million for financing activities for the year ended December 31, 2003, which consisted primarily of $19.0 million of long-term debt repayments. We paid an additional $0.6 million of financing fees in April 2003 to secure an amendment to our prior senior secured credit facility, which is described more fully in Note 5 to the consolidated financial statements. Our financing activities provided cash of $33.6 million during the year ended December 31, 2002, which consisted of $48.4 million of borrowings under our prior senior secured credit facility, net of financing costs of $1.6 million. We used the proceeds from these borrowings to finance the acquisition of the TranXact assets and for general corporate purposes. For the year ended December 31, 2002, we made $14.8 million of long-term debt repayments.

Senior Secured Credit Facility

        On March 19, 2004, we entered into our existing senior secured credit facility (the Credit Facility) with a syndicate of financial institutions led by General Electric Capital Corporation to replace our prior senior secured credit facility. Transaction Network Services, Inc. is the borrower under the Credit Facility, and we guaranteed its obligations under the facility and pledged substantially all of our assets as security for these obligations. The Credit Facility consists of a $65.0 million term loan (Term Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility). The Credit Facility matures March 19, 2009. Payments on the Term Loan are due in quarterly installments over the five-year term, beginning on March 31, 2004.

        As of December 31, 2004, total remaining payments on the Term Loan are as follows (in thousands):

2005	$9,000
2006	13,000
2007	14,000
2008	15,000

$51,000

        For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan generally bore interest at a rate of 2.50 percent over the LIBOR rate. For the period from July 1, 2004 through December 31, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.25 percent over the LIBOR rate (4.67 percent as of December 31, 2004). Thereafter, if we achieve a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 0.75 percent over the lender's base rate or 2.0 percent over the LIBOR rate. If we achieve a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.0 percent over the lender's base rate or 2.25 percent over the LIBOR rate. If we achieve a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.25 percent over the lender's base rate or 2.5 percent over the LIBOR rate. Our leverage ratio as of December 31, 2004 was 0.8 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at our option.

        The terms of the Credit Facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of December 31, 2004, we are required to maintain a leverage ratio of less than 2.1 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 1.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with our financial and nonfinancial covenants as of December 31, 2004.

        In connection with the closing of the Credit Facility in March 2004, we incurred approximately $2.0 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the Credit Facility. In connection with the termination of the prior credit facility, we wrote-off approximately $2.0 million of unamortized deferred financing costs related to the prior credit facility. Such write-off has been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Preferred stock

        On April 3, 2001, we issued 134,846 shares of Class A redeemable convertible preferred stock for $134.8 million. The preferred stock accrued dividends at 11.5% for the first year and 9.0% for each year thereafter. Dividends were cumulative and compounded quarterly. The preferred stock had a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. The preferred stock plus accrued and unpaid dividends was converted into 9,984,712 shares of our common stock upon the closing of our initial public offering in March 2004.

Related Party Transactions

Long-term investments

        In April 2003, we made an investment in LinkSpot Networks, Inc., a company that provides wireless Internet access to recreational vehicle parks. We purchased 3.2 percent of the company's common shares for $0.1 million and obtained representation on the company's board of directors. In July 2003, we entered into an agreement to provide services to the company and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of the company's common shares. In May 2004, our investment in common shares was converted into 13.1 percent of the company's Series A preferred shares. In May 2004, we also made an additional $0.1 million investment to purchase 3.7 percent of the company's Series A preferred shares and the company exercised its right under the existing services agreement to receive additional services from us valued at $0.3 million in exchange for 9.4 percent of the company's Series A preferred shares. As of December 31, 2004, we owned 26.2 percent of the company's Series A preferred shares and 20.9 percent of the company's total outstanding shares. We accounted for this investment under the equity method of accounting. During the year ended December 31, 2004, we wrote-down the remaining investment value. For the years ended December 31, 2003 and 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.1 million and $0.7 million, respectively.

        In August 2004, we made an investment in WAY Systems, Inc., a company that provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of the company's Series B convertible preferred stock for $2.5 million and obtained representation on the company's board of directors. As of December 31, 2004, we owned 18.1 percent of the company's total outstanding shares. We are accounting for our investment under the equity method of accounting. Due to timing of the receipt of the company's financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the year ended December 31, 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of the company's Series B convertible preferred stock for an additional 1.9 percent of the company's outstanding shares.

        In September 2004, we made an investment in AK Jenson Group, Limited, a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. We purchased 94,429 common shares or 8.4 percent of the company's total outstanding shares for $1.0 million and obtained representation on the company's board of directors. We are accounting for our investment under the equity method of accounting. Due to timing of the receipt of the company's financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the year ended December 31, 2004, we recognized a loss in the equity of an unconsolidated affiliate of approximately $35,000.

        In January 2005, we made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred stock or 39.9 percent of the company's total outstanding shares for $2.0 million and obtained representation on the company's board of directors. We are accounting for our investment under the equity method of accounting.

Asset acquisition

        During the year ended December 31, 2001, we purchased a partial interest in an aircraft for $1.2 million from a company that is owned by our Chairman and Chief Executive Officer. We obtained an independent appraisal to ascertain the fair value of the partial interest on the purchase date and purchased it for the appraised fair value. During the period from April 3, 2001 to December 31, 2003, depreciation expense on this asset was $0.3 million. During the year ended December 31, 2003, we sold this fixed asset for $0.9 million, for a net gain of $4,000.

Commitments

        The following table summarizes our contractual obligations as of December 31, 2004 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2005	2006	2007	2008	2009	2010 and thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$51,000	$9,000	$13,000	$14,000	$15,000	$—	$—
Operating lease obligations	$48,931	7,172	6,205	5,572	5,267	5,109	19,606

	$99,931	$16,172	$19,205	$19,572	$20,267	$5,109	$19,606

        We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our senior secured credit facility or future debt or equity financings.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to our consolidated financial statements. We consider the accounting policies related to revenue and related cost recognition,

valuation of goodwill and other intangible assets and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenues and related cost recognition

        We recognize revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from the transmission of transaction data through our networks between payment processors and POS or ATM terminals. Telecommunication services revenue is derived primarily from fixed monthly recurring fees for our call signaling services and per query fees charged for our database access and validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through our networks. Customer incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customers' minimum purchase commitments under the contract. In addition, we receive installation fees related to the configuration of the customer's systems. Revenue from installation fees are deferred and recognized ratably over the customer's contractual service period, generally three years. We perform periodic evaluations of our customer base and establish allowances for estimated credit losses.

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of our data networks. These costs are expensed as incurred. We record our accrual for telecommunications charges based upon network services utilized at historical invoiced rates.

Goodwill and intangible assets

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. We have elected to perform the impairment test annually as of October 1 of each year. An interim goodwill impairment test is performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation based upon a determination of fair value.

        In accordance with SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets including property and equipment, capitalized software development costs and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of our long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the intangible assets. If we estimate that the assets are impaired, the assets are written down to their fair value.

        For purposes of measuring and recognizing impairment of long-lived assets, we assess whether separate cash flows can be attributed to the individual asset. We group our long-lived assets by business unit where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, we recognize an impairment charge upon disposition. For our customer relationship intangible assets, we measure and recognize impairment upon the termination or loss of a customer that results in a loss of revenue.

        The calculation of fair value in accordance with SFAS Nos. 142 and 144 includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows used in determining fair value could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Income taxes

        We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. As described more fully in Note 8 to our consolidated financial statements, we recorded a valuation allowance on certain of our non-U.S. net operating loss carryforwards because realization of these tax benefits through future taxable income cannot be reasonably assured. We have non-U.S. loss carryforwards of $14.4 million available as of December 31, 2004, the majority of which never expire under local country tax rules.

        The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. For us, the one-year period during which the qualifying distributions can be made is calendar year 2005.

        We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that we are considering for repatriation, which would be eligible for the temporary deduction, is zero to $15.0 million. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts we will repatriate. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005. The income tax effects of repatriation, if any, cannot be reasonably estimated at this time. We are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for 2005, the amount of our indefinitely reinvested foreign earnings, or the amount of our deferred tax liability with respect to foreign earnings.

New Accounting Pronouncements

        The Emerging Issues Task Force (EITF) issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to determine whether a revenue arrangement involving multiple deliverable items contains more than one unit of accounting and, if so, requires that revenue be allocated amongst the different units based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 did not have a material impact on our consolidated results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains a variable interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to the first interim reporting period ending after March 15, 2004. We do not believe that we have invested in any variable interest entities for which we are the primary beneficiary.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. However, the provisions of SFAS No. 150 will be applied to mandatorily redeemable instruments of nonpublic companies in fiscal periods beginning after December 15, 2003. Early adoption of SFAS No. 150 is not permitted. Application of this standard to pre-existing instruments will be recognized as a cumulative effect of a change in accounting principle. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. Our Class A redeemable convertible preferred stock was converted into common stock at the option of the stockholder, and therefore it was not classified as a liability under the provisions of SFAS No. 150.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. We will adopt SFAS No. 123R on July 1, 2005. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. We are currently evaluating the impact of adopting SFAS No. 123R. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net income and basic and diluted net income per common share for the year ended December 31, 2004 (which may differ from the ultimate impact of the new standard) can be found in Note 2 to the consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 2 (SFAS No. 153). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial position or results of operations.

Effects of Inflation

        Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be readily recoverable in the price of services offered by us.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2004, we had $51.0 million outstanding under our senior secured credit facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Based upon the outstanding borrowings on December 31, 2004 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in interest rates would add an additional $0.5 million to our annual interest expense.

        As of December 31, 2004, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

        We have operations in 12 countries outside of the U.S., including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, The Netherlands, New Zealand, Spain and Sweden. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the year ended December 31, 2004, we recorded a gain on foreign currency translation of approximately $1.1 million.

Item 8.    Financial Statements and Supplementary Data

        The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of TNS, Inc.:

        We have audited the accompanying consolidated balance sheets of TNS, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

McLean, Virginia
February 4, 2005 (except with respect to the matters discussed in paragraphs 4 and 5 in Note 10, as to which the date is March 30, 2005)

TNS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2004
	(in thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,074	$19,788
Accounts receivable, net of allowance for doubtful accounts of $4,313 and $4,756, respectively	41,490	47,896
Other current assets	7,457	9,349

Total current assets	60,021	77,033

Property and equipment, net	45,745	50,587
Identifiable intangible assets, net	223,919	205,208
Goodwill	4,453	5,386
Other assets	8,221	18,198

Total assets	$342,359	$356,412

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$28,731	$9,000
Accounts payable, accrued expenses and other current liabilities	42,072	43,528
Deferred revenue	7,320	14,419

Total current liabilities	78,123	66,947

Long-term debt, net of current portion	121,664	42,000
Deferred tax liabilities	214	—
Other liabilities	3,400	4,967

Total liabilities	203,401	113,914

Commitments and contingencies (see Note 10)
Class A redeemable convertible preferred stock, $0.01 par value; 179,746 shares authorized; 134,846 shares issued and outstanding as of December 31, 2003 (aggregate liquidation preference of $176,470 as of December 31, 2003) and no shares issued and outstanding as of December 31, 2004	176,470	—
Stockholders' (deficit) equity:
Common stock, $0.001 par value; 132,298,445 shares authorized; 12,373,370 shares and 27,996,053 shares issued and outstanding as of December 31, 2003 and 2004, respectively	12	28
Additional paid-in capital	2,277	281,766
Accumulated deficit	(38,889)	(37,333)
Deferred stock compensation	(173)	(4,766)
Accumulated other comprehensive loss	(739)	2,803

Total stockholders' (deficit) equity	(37,512)	242,498

Total liabilities and stockholders' (deficit) equity	$342,359	$356,412

See accompanying notes.

TNS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
	(in thousands, except per share and share amounts)
Revenues	$202,180	$223,353	$249,112
Operating expenses:
Cost of network services, exclusive of the items shown separately below	108,392	119,990	120,356
Engineering and development	10,638	11,560	14,688
Selling, general, and administrative	33,063	37,284	49,264
Depreciation and amortization of property and equipment	16,480	20,220	20,205
Amortization of intangible assets	23,150	25,769	28,573
Costs of terminated initial public offering	1,473	—	—

Total operating expenses	193,196	214,823	233,086

Income from operations	8,984	8,530	16,026
Interest expense	(11,917)	(11,272)	(7,341)
Interest income	160	154	305
Other income, net	755	2,390	1,296

Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	(2,018)	(198)	10,286
Income tax provision	(45)	(838)	(4,263)
Equity in net loss of unconsolidated affiliates	(364)	(64)	(1,039)

Net income (loss)	(2,427)	(1,100)	4,984
Dividends on preferred stock	(14,630)	(15,060)	(3,428)

Net income (loss) attributable to common stockholders	$(17,057)	$(16,160)	$1,556

Basic and diluted net income (loss) per common share	$(1.38)	$(1.31)	$0.06

Basic weighted average common shares outstanding	12,371,913	12,373,335	24,114,348

Diluted weighted average common shares outstanding	12,371,913	12,373,335	24,449,283

See accompanying notes.

TNS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Stockholders' deficit
	Common stock					Accumulated other comprehensive loss	Total stockholders' (deficit) equity
			Additional paid-in capital	Accumulated deficit	Deferred stock compensation			Comprehensive income (loss)
	Shares	Amount
	(in thousands, except per share and share amounts)
Balance, December 31, 2001	12,370,979	$12	$1,920	$(5,672)	$—	$(705)	$(4,445)
Dividends on preferred stock	—	—	—	(14,630)	—	—	(14,630)	$—
Exercise of employee stock options	1,660	—	33	—	—	—	33	—
Stock compensation	—	—	410	—	(367)	—	43	—
Change in market value of derivative instruments	—	—	—	—	—	476	476	476
Foreign currency translation	—	—	—	—	—	(946)	(946)	(946)
Net loss	—	—	—	(2,427)	—	—	(2,427)	(2,427)

Balance, December 31, 2002	12,372,639	12	2,363	(22,729)	(367)	(1,175)	(21,896)
Total, December 31, 2002								$(2,897)

Dividends on preferred stock	—	—	—	(15,060)	—	—	(15,060)	$—
Exercise of employee stock options	731	—	14	—	—	—	14	—
Revaluation of options	—	—	(100)	—	100	—	—	—
Stock compensation expense	—	—	—	—	94	—	94	—
Change in market value and expiration of derivative instruments	—	—	—	—	—	(350)	(350)	(350)
Foreign currency translation	—	—	—	—	—	786	786	786
Net loss	—	—	—	(1,100)	—	—	(1,100)	(1,100)

Balance, December 31, 2003	12,373,370	12	2,277	(38,889)	(173)	(739)	(37,512)
Total, December 31, 2003								$(664)

Issuance of common stock	5,622,976	6	93,700	—	—	—	93,706
Conversion of preferred stock to common stock	9,984,712	10	179,715	—	—	—	179,725
Dividends on preferred stock	—	—	—	(3,428)	—	—	(3,428)	$—
Exercise of employee stock options	14,995	—	307	—	—	—	307	—
Stock compensation expense	—	—	5,767	—	(4,593)	—	1,174	—
Foreign currency translation	—	—	—	—	—	3,542	3,542	3,542
Net income	—	—	—	4,984	—	—	4,984	4,984

Balance, December 31, 2004	27,996,053	$28	$281,766	$(37,333)	$(4,766)	$2,803	$242,498

Total, December 31, 2004								$8,526

See accompanying notes.

TNS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,427)	$(1,100)	$4,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,480	20,220	20,205
Amortization of intangible assets	23,150	25,769	28,573
Deferred income tax benefit	(1,871)	(1,345)	(3,707)
Loss (gain) on disposal of property and equipment	1,047	29	(162)
Amortization and write-off of deferred financing costs	1,988	1,953	3,116
Costs of terminated initial public offering	1,473	—	—
Equity in net loss of unconsolidated affiliate	364	64	1,039
Stock compensation	43	94	1,174
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(13,155)	862	(6,406)
Other current and noncurrent assets	256	(4,820)	(2,968)
Accounts payable and accrued expenses	6,731	2,831	1,365
Deferred revenue	1,437	2,191	6,149
Other current and noncurrent liabilities	(587)	1,329	1,567

Net cash provided by operating activities:	34,929	48,077	54,929

Cash flows from investing activities:
Purchases of property and equipment	(21,638)	(17,114)	(23,382)
Investment in affiliated entities	—	(100)	(3,600)
Purchase of assets from ICG	—	—	(1,730)
Purchase of Synapse assets from USWD	—	—	(6,077)
Purchase of vending assets from USWD	—	—	(3,748)
Purchase of TranXact assets	(45,101)	—	—
Purchase of Openet S.r.l., net of cash acquired	(1,513)	(1,985)	—
Purchase of Transpoll Offline	—	(2,523)	—

Net cash used in investing activities:	(68,252)	(21,722)	(38,537)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $1,578, $— , and $1,979 respectively	48,422	—	84,531
Repayment of long-term debt	(14,837)	(18,952)	(185,906)
Payment of refinancing costs	—	(588)	—
Payment of dividends on preferred stock	—	—	(173)
Proceeds from stock option exercises	33	14	307
Proceeds from issuance of common stock, net of issuance costs of $9,914 in 2004	—	—	93,706

Net cash provided by (used in) financing activities:	33,618	(19,526)	(7,535)

Effect of exchange rates on cash and cash equivalents	(2,402)	(1,739)	(143)

Net increase (decrease) in cash and cash equivalents	(2,107)	5,090	8,714
Cash and cash equivalents, beginning of period	8,091	5,984	11,074

Cash and cash equivalents, end of period	$5,984	$11,074	$19,788

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,930	$9,665	$4,928

Cash paid for income taxes	$4,814	$1,763	$6,262

See accompanying notes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.     The Company:

Business Description

        TNS, Inc. (TNS or the Company, formerly TNS Holdings, Inc.) is a Delaware corporation. On October 30, 2003, the Company changed its name to TNS, Inc.

        TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS' data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers' operations. The Company's customers outsource their data communication requirements to TNS because of the Company's expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to international customers. Internationally, TNS operates networks in 12 countries, including Canada and countries in Europe and the Asia-Pacific region, and the Company uses those networks to provide services to customers in these and neighboring countries.

        The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

        The Company has four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services primarily to payment processors in the U.S. and Canada, (2) the telecommunication services division (TSD), which provides call signaling services and database access services targeting primarily the telecommunications industry, (3) the financial services division (FSD), which provides, primarily to the financial services community, data networking services in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications, and (4) the international services division (ISD), which markets the Company's POS, financial services and telecommunications services in countries outside of the United States and Canada.

        The Company declared a 1-for-7.84 reverse stock split on March 15, 2004. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Offerings of Common Stock

        In March 2004, the Company completed its initial public offering (IPO) issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the Company's long-term debt outstanding under its previous senior secured credit facility.

        Upon the completion of the IPO, all of the outstanding shares of the Company's Class A redeemable convertible preferred stock (Class A Preferred Stock), including accrued and unpaid dividends, was converted into 9,984,712 shares of common stock.

        On October 1, 2004, the Company completed a follow-on offering of common stock issuing 1,084,744 common shares at $20.00 per share, which generated proceeds, net of offering costs, of approximately $19.9 million. On November 1, 2004, in connection with the follow-on offering, the underwriters exercised a portion of their over-allotment option and the Company issued an additional 118,232 shares of common stock at $20.00 per share, which generated proceeds, net of offering costs of approximately $2.3 million. The net proceeds from the follow-on offering were used to repay a portion of the Company's long-term debt outstanding under its existing credit facility.

2.     Summary of Significant Accounting Policies:

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" as amended by Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of all Majority-Owned Subsidiaries." The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities, as defined by Financial Statement Accounting Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity-method of accounting pursuant to Accounting Principles Bulletin (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, and accrued expenses for probable losses. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from per transaction fees paid by the Company's customers for the transmission of transaction data, through the Company's networks, between payment processors and POS or ATM terminals. Telecommunication services revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company's networks. Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer's minimum purchase commitments under the contract. Deferred customer incentives were approximately $2.0 million and $5.2 million as of December 31, 2003 and 2004, respectively, of which approximately $0.7 million and $1.7 million was classified as other current assets as of December 31, 2003 and 2004, respectively, and the remaining balance was classified as other assets in the accompanying consolidated balance sheets.

        In addition, the Company receives installation fees related to the configuration of the customers' systems. Revenue from installation fees is being deferred and recognized ratably over the customer's contractual service period, generally three years. Installation fees were approximately $0.2 million, $1.7 million and $1.8 million for the years ended December 31, 2002, 2003 and 2004 respectively. Approximately $1.5 million and $2.3 million of installation fees are included in deferred revenue as of December 31, 2003 and 2004, respectively.

Cost of Network Services

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company's data networks. These costs are expensed by the Company as incurred. Direct costs of installations are deferred and amortized over three years. Deferred installation costs as of December 31, 2003 and 2004 were approximately $0.6 million and $1.0 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. The Company recognizes a liability for telecommunication charges based upon network services utilized at historical invoiced rates. Depreciation expense on network equipment was approximately $9.0 million, $11.4 million and $12.3 million for the years ended December 31, 2002, 2003 and 2004, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Amortization expense on developed technology, an intangible asset recorded in the acquisitions of Transaction Network Services, Inc. and the Synapse and Vending assets (see Note 3), was approximately $12.0 million, $11.7 million and $12.2 million for the years ended December 31, 2002, 2003 and 2004, respectively and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company does not, as a matter of policy, require collateral on credit granted to customers. The Company performs periodic evaluations of its customer base and establishes allowances for estimated credit losses.

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2004, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Inventory

        Inventory is stated at the lower of cost or market, using the first-in, first-out method. Inventory consists primarily of network and computer parts and equipment. The Company's products are subject to technological change and changes in the Company's respective competitive markets. Management has provided reserves for excess and obsolete inventories, which were $0.7 million and $0 as of December 31, 2003 and 2004, respectively. It is possible that new product launches or changes in customer demand could result in unforeseen changes in inventory requirements for which no reserve has been provided. Inventory, net of reserves, as of December 31, 2003 and 2004, is approximately $0.5 million and $1.0 million, respectively, and is included in other current assets in the accompanying consolidated balance sheets.

Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 on January 1, 2002.

        In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, capitalized software development costs and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value.

        For purposes of measuring and recognizing impairment of long-lived assets, the Company assesses whether separate cash flows can be attributed to the individual asset. The Company groups its long-lived assets by business unit where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition. For the Company's customer relationship intangible assets, the Company recognizes and measures impairment upon the termination or loss of a customer that results in a loss of revenue. Included in amortization of intangible assets for the year ended December 31, 2004, is $3.4 million attributable to the accelerated amortization of a portion of the Company's customer relationship intangible assets resulting from the loss of certain customers in 2004.

        The Company's estimates of anticipated cash flows could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Property and Equipment

        Property and equipment is recorded at cost or fair value at the date of acquisition, net of accumulated depreciation and amortization. Replacements and improvements that extend the useful life of property and equipment are capitalized. In accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," costs for internal use software that are incurred in the preliminary project stage and the post-implementation and operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

        Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Network equipment and purchased software	3 – 7 years
Office furniture and equipment	3 – 5 years
Leasehold improvements	Shorter of the useful life or the lease term, generally 5 – 15 years
Capitalized software development	3 – 5 years

Goodwill and Identifiable Intangible Assets

        Amortization of intangible assets is recorded on a straight-line basis over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis. Amortization periods are as follows:

Developed technology	4 or 15 years
Trade names	20 years
Customer relationships	5 or 20 years
Non-compete agreements	2 or 3 years

        Developed technology represents the Company's proprietary knowledge, including processes and procedures, used to configure its networks. Network equipment and software, both purchased and internally developed, are components used to build the networks and are separately identified assets classified within property and equipment.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. As a result of the adoption of SFAS No. 142 on January 1, 2002, the Company reclassified approximately $2.6 million of net book value allocated to assembled workforce to goodwill, and these assets are no longer amortized. The cost and net book value of the Company's goodwill was $4.5 million and $4.0 million, respectively, as of January 1, 2002.

        The Company performs its annual SFAS No. 142 impairment testing of its goodwill as of October 1 of each year, which could have an adverse effect on the Company's future results of operations if impairment occurs. To date, the Company's testing has indicated that there is no impairment of its goodwill.

Derivative Instruments

        The Company accounts for its derivative instruments according to the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The standards also require that changes in the derivative's fair value be recognized currently in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. The Company did not hold any derivative instruments as of December 31, 2003 or 2004.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

Net Income (Loss) Per Common Share

        Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. For the period prior to the IPO, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would be anti-dilutive. In addition, options to purchase 314,909 and 374,293 shares of common stock that were outstanding as of December 31, 2002 and 2003, respectively, were excluded from the computation of diluted net loss per common share for the years ended December 31, 2002 and 2003 as their effect would be anti-dilutive.

        The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2002	2003	2004
Net income (loss)	$(2,427)	$(1,100)	$4,984
Dividends on preferred stock	(14,630)	(15,060)	(3,428)

Net income (loss) attributable to common stockholders	$(17,057)	$(16,160)	$1,556

Weighted average common share calculation:
Basic weighted average common shares outstanding	12,371,913	12,373,335	24,114,348
Treasury stock effect of unvested common stock	—	—	247,101
Treasury stock effect of options	—	—	87,833

Diluted weighted average common shares outstanding	12,371,913	12,373,335	24,449,283

Net income (loss) per common share:
Basic income (loss) per common share	$(1.38)	$(1.31)	$0.06
Diluted income (loss) per common share	$(1.38)	$(1.31)	$0.06

Stock Based Compensation

        The Company accounts for employee stock options or similar equity instruments granted to employees under the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value method of accounting for employee stock options or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to account for employee stock options or similar instruments pursuant to APB Opinion No. 25 must make pro forma disclosures of net income, as if the fair value method of accounting had been applied.

        The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Expected life	5 years	5 years	4 years
Risk-free interest rate	5.0%	5.0%	3.0%
Volatility	68.0%	58.5%	50.0%
Dividend yield	0.0%	0.0%	0.0%

        The weighted-average fair value per share of the stock options granted was $14.51, $12.23 and $8.03 for the years ended December 31, 2002, 2003 and 2004, respectively. If stock compensation expense had been determined based upon the fair value method at the grant dates, the Company's net income (loss) attributable to common stockholders would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2002	2003	2004
Net income (loss) attributable to common stockholders, as reported	$(17,057)	$(16,160)	$1,556
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	43	94	704
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(630)	(732)	(2,202)

Pro forma net income (loss) attributable to common stockholders	$(17,644)	$(16,798)	$58

Basic and diluted net income (loss) per common share, as reported	$(1.38)	$(1.31)	$0.00
Pro forma basic and diluted net income (loss) per common share	$(1.43)	$(1.36)	$0.00

Foreign Currency Translation

        The Company has operations in twelve countries outside the United States including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Spain, and Sweden. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit), except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. For the years ended December 31, 2002, 2003 and 2004, the Company recorded a foreign exchange translation gain of $1.3 million, $1.9 million and $1.1 million, respectively, which is included in other income, net in the accompanying consolidated statements of operations. Foreign exchange risk is managed through the structure of the business.

Comprehensive Income

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the market value and expiration of the Company's derivative instruments. The cumulative foreign currency translation adjustment as of December 31, 2003 and 2004 was approximately $7,000 and $3.5 million, respectively.

Segment Reporting

        The Company provides segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its business into four segments: POS, TSD, FSD and ISD. However, the Company's management only evaluates revenues for these four segments. A significant portion of the Company's North American operating expenses are shared between the POS, TSD and FSD segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

Recent Accounting Pronouncements

        The Emerging Issues Task Force, (EITF), issued EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to determine whether a revenue arrangement involving multiple deliverable items contains more than one unit of accounting and if so, requires that revenue be allocated amongst the different units based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 did not have a material impact on the Company's consolidated results of operations or financial position.

        In January 2003, the FASB issued FIN 46, which clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 are effective for financial statements of interim or annual periods issued after January 31, 2003. FIN 46 applies immediately to variable interest entities created, or in which an enterprise obtains a variable interest, after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies to the first interim reporting period ending after March 15, 2004. The Company has not invested in any variable interest entities for which it is the primary beneficiary.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective immediately for instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. However, the provisions of SFAS No. 150 will be applied to mandatorily redeemable instruments of nonpublic companies in fiscal periods beginning after

December 15, 2003. Early adoption of SFAS No. 150 is not permitted. Application of this standard to pre-existing instruments will be recognized as a cumulative effect of a change in accounting principle. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The Company's Class A redeemable convertible preferred stock was convertible into common stock at the option of the stockholder, and therefore, it was not classified as a liability under the provisions of SFAS No. 150.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". The Company will adopt SFAS No. 123R on July 1, 2005. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The Company is currently evaluating the impact of adopting SFAS No. 123R. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company's net income and basic and diluted income per common share for the year ended December 31, 2004 (which may differ from the ultimate impact of the new standard) can be found herein.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 2" (SFAS No. 153). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

3.     Acquisitions and Long-Term Investments:

        The Company completed the acquisition of Transaction Network Services, Inc. from PSINet, Inc. on April 3, 2001. The Company has accounted for the transaction as a purchase under the provisions of APB Opinion No. 16 "Business Combinations." The Company acquired all of the outstanding common stock of Transaction Network Services, Inc. for a purchase price, net of cash acquired, of approximately $277.0 million, including transaction costs of approximately $3.4 million. The Company entered into long-term debt arrangements and issued equity instruments to finance the acquisition (see Notes 5 and 6). Included in the transaction costs is a severance liability of approximately $2.0 million resulting from the elimination of approximately 40 positions in management, operations, engineering, and a number of other support functions. This amount was paid during the period ended December 31, 2001.

        The purchase price was allocated as follows (in thousands):

Accounts receivable	$30,353
Property and equipment	37,874
Current deferred tax assets	1,966
Other assets	7,038
Intangible assets	242,695
Accounts payable, accrued expenses, and other liabilities	(39,579)
Long-term deferred tax liabilities	(3,392)

Net assets acquired	$276,955

        The value assigned to intangible assets consisted of the following (in thousands):

Customer relationships	$95,606
Developed technology	76,494
Trade names	67,598
Assembled workforce	2,997

Intangible assets	$242,695

        The amounts allocated to customer relationships and trade names are being amortized over their estimated useful lives of twenty years. Amounts allocated to developed technology related to the POS business segment are being amortized over four years, while amounts allocated to developed technology related to the FSD and ISD business segments are being amortized over 15 years (see Note 2).

Acquisition of TranXact

        On May 13, 2002, the Company acquired from Sprint Communications Company L.P. (Sprint) the right to provide services under substantially all customer contracts relating to the TranXact Service Operations (TranXact) of Sprint, as well as a two-year, non-compete agreement. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141, "Business Combinations." The consideration paid for these assets was approximately $45.0 million in cash, plus direct acquisition costs of approximately $0.1 million. The source of funds used to acquire these assets was from additional borrowings under the Company's Credit Facility (see Note 5). This transaction was accounted for as an acquisition of assets. As specified in the Asset Purchase Agreement between Transaction Network Services, Inc. and Sprint, $40.0 million was paid for the customer relationships and $5.0 million was paid for the non-compete agreement. These amounts are being amortized on a straight-line basis over a period of twenty years and two years, respectively.

        In connection with this transaction, the Company agreed to purchase transitional communication and other services (Transitional Services) from Sprint until the TranXact customers were migrated from Sprint's network to the TNS network. The total amount paid to Sprint for these Transitional Services was approximately $4.0 million during the period from May 13, 2002 through December 31, 2002. The Company's results of operations for the year ended December 31, 2002 include the operating results of this acquisition from May 13, 2002 through December 31, 2002.

Acquisition of Openet S.r.l.

        On December 4, 2002, the Company completed the acquisition of the 50.1 percent majority interest of an Italian company, Openet S.r.l. (Openet) for a purchase price of $1.8 million, plus direct acquisition costs of approximately $0.4 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. As part of this acquisition, the Company entered into a call option to purchase the remaining 49.9 percent minority interest in Openet for approximately 1.8 million euro during the period from January 1, 2003 to January 31, 2003. To the extent this call option expired unexercised, Openet received a put option to sell the remaining 49.9 percent to the Company for approximately 2.5 million euro during the period from February 1, 2003 to March 1, 2003.

The Company exercised its call option to purchase the remaining 49.9 percent on January 24, 2003 for a purchase price of $2.0 million. The purchase price was allocated as follows (in thousands):

Current assets	$1,082
Property and equipment	11
Customer relationships	2,908
Non-compete agreements	500
Goodwill	468
Accounts payable, accrued expenses, and other liabilities	(1,136)

Net assets acquired	$3,833

        The amount allocated to customer relationships is being amortized over their estimated useful lives of five years and the amount allocated to the non-compete agreements is being amortized over their estimated useful lives of three years (see Note 2). Unaudited pro forma results of operations are not provided, because the historical net income of Openet was not significant and pro forma results would not be significantly different from reported results for periods presented. The Company's results of operations for the year ended December 31, 2002 include the operating results of this acquisition from December 4, 2002 through December 31, 2002.

Acquisition of Transpoll Offline

        On November 18, 2003, the Company acquired certain tangible and intangible assets of Transpoll Offline, which provides POS services in the United Kingdom, for a purchase price of approximately $2.5 million including direct acquisition costs of approximately $0.4 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The purchase price was allocated as follows (in thousands):

Property and equipment	$1,206
Non-compete agreements	251
Customer relationships	1,066

Net assets acquired	$2,523

        The amount allocated to customer relationships is being amortized over their estimated useful lives of five years and the amount allocated to the non-compete agreements is being amortized over their estimated useful lives of three years (see Note 2). Unaudited pro forma results of operations are not provided, because the historical operating results of Transpoll Offline were not significant and pro forma results would not be significantly different from reported results for periods presented. The Company's results of operations for the year ended December 31, 2003 include the operating results of this acquisition from November 18, 2003 through December 31, 2003.

Acquisitions of Synapse and Vending Assets

        On May 21, 2004, the Company purchased two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. Pursuant to two separate asset purchase agreements, the Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million, for certain assets related to USWD's Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000, for USWD's vending assets, which support cashless transactions at vending machines. The Company purchased these assets to advance the Company's wireless capability to service existing customers as well as to penetrate new vertical markets.

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

        The amounts allocated to the Synapse and vending intangible assets are being amortized over their estimated useful lives of five years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations for the year ended December 31, 2004 include the operating results of these acquisitions from May 21, 2004 through December 31, 2004.

Acquisition of ICG Assets

        In November 2004, the Company acquired the right to provide telecommunications services under customer contracts from ICG Telecom Group, Inc for a purchase price of $1.7 million plus an agreement to provide telecommunications services valued at $0.7 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The $2.4 million allocated to customer relationships is being amortized over their estimated useful lives of five years (see Note 2). Unaudited pro forma results of operations are not provided, because the historical operating results were not significant and pro forma results would not be significantly different from reported results for periods presented. The Company's results of operations for the year ended December 31, 2004 include the operating results of this acquisition from November 9, 2004 through December 31, 2004.

Long-Term Investments

        In February 2002, TNS entered into an agreement to provide network connectivity services over a three-year period to BizTelOne, Inc. As initial consideration for the services to be rendered, the Company received preferred stock valued at $500,000, representation on BizTelOne, Inc.'s board of directors, and 19.9 percent of the outstanding voting rights in BizTelOne, Inc. In October 2002, the Company paid $200,000, which reduced the $500,000 of services to be performed to $300,000. During 2002, the Company recognized $300,000 of revenue under this transaction as the services were rendered. The Company's Chairman and Chief Executive Officer (CEO) separately invested in BizTelOne, Inc. through a partnership controlled by him.

        In January 2003, the Company sold its interest in BizTelOne, Inc. for approximately $700,000. The Company recognized a gain on the sale of approximately $639,000, which is included in other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2003. Until the sale of the Company's interest in January 2003, the Company accounted for its investment under the equity method of accounting. For the year ended December 31, 2002, the Company recognized a net loss in the equity of an unconsolidated affiliate of $364,000.

        In April 2003, TNS made an investment in LinkSpot Networks, Inc. (LinkSpot), which provides wireless Internet access to recreational vehicle parks. TNS purchased 3.2 percent of LinkSpot's common shares for $0.1 million and obtained representation on LinkSpot's board of directors. In July 2003, TNS entered into an agreement to provide services to LinkSpot and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of LinkSpot's common shares. In May 2004, TNS' investment in common shares was converted into 13.1 percent of LinkSpot's Series A preferred shares. In May 2004, TNS also made an additional $0.1 million investment to purchase 3.7 percent of LinkSpot's Series A preferred shares and LinkSpot exercised its right under the existing services agreement to receive additional services from TNS valued at $0.3 million in exchange for 9.4 percent of Linkspot's Series A preferred shares. As of December 31, 2004, TNS owned 26.2 percent of LinkSpot's Series A preferred shares and 20.9 percent of LinkSpot's total outstanding shares. The Company accounted for its investment under the equity method of accounting. During the year ended December 31, 2004, TNS wrote-down the remaining investment value. For the years ended December 31, 2003 and 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.1 million and $0.7 million, respectively.

        In August 2004, TNS made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. TNS purchased 5,952,381 shares or 38.5 percent of WAY's Series B convertible preferred stock for $2.5 million and obtained representation on WAY's board of directors. As of December 31, 2004, TNS owned 18.1 percent of WAY's total outstanding shares. TNS is accounting for its investment under the equity method of accounting. Due to timing of the receipt of WAY's financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag. For the year ended December 31, 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million. In March 2005, TNS made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY's Series B convertible preferred stock for an additional 1.9 percent of WAY's outstanding shares.

        In September 2004, TNS made an investment in AK Jensen Group, Limited (AKJ), a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. TNS purchased 94,429 common shares or 8.4 percent of AKJ's total outstanding shares for $1.0 million and obtained representation on AKJ's board of directors. TNS is accounting for its investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of AKJ's financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag. For the year ended December 31, 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $35,000.

        In January 2005, TNS made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. TNS purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce's total outstanding shares for $2.0 million and obtained representation on IP Commerce's board of directors. TNS is accounting for its investment under the equity method of accounting.

4.     Balance Sheet Details:

Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	December 31, 2003	December 31 2004
Network equipment and software	$44,521	$57,878
Office furniture and equipment	11,422	14,422
Capitalized software development costs	18,108	22,887
Leasehold improvements	7,954	9,237

	82,005	104,424
Accumulated depreciation and amortization	(36,260)	(53,837)

Property and equipment, net	$45,745	$50,587

        During the period from April 3, 2001 through December 31, 2001, the Company purchased a partial interest in an aircraft for $1.2 million from a company that is owned by the Chairman and CEO. The Company obtained an independent appraisal to ascertain the fair value of the partial interest on the purchase date and purchased it for the appraised fair value. During the year ended December 31, 2003, the Company sold the partial interest for $0.9 million, for a net gain of $4,000. Depreciation expense related to the partial interest was $252,000 and $63,000 for the years ended December 31, 2002 and 2003, respectively.

Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (in thousands):

	December 31, 2003	December 31, 2004
Customer relationships	$137,466	$144,580
Developed technology	76,494	79,109
Trade names	67,597	68,491
Non-compete agreements	5,751	5,970

	287,308	298,150
Accumulated amortization	(63,389)	(92,942)

Identifiable intangible assets, net	$223,919	$205,208

        During 2003, certain intangible assets acquired on April 3, 2001, were reduced for the subsequent realization of acquired income tax attributes (see Note 8).

        Future amortization of intangible assets is as follows as of December 31, 2004 (in thousands):

2005	$18,263
2006	15,764
2007	15,618
2008	14,362
2009	12,993
Thereafter	128,208

$205,208

Accounts Payable, Accrued Expenses and Other Current Liabilities

        Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2003	December 31, 2004
Accounts payable and accrued network costs	$19,912	$15,440
Accrued sales and use tax	8,471	8,681
Accrued income taxes	1,493	5,732
Accrued legal and professional fees	2,761	2,085
Accrued compensation and benefits	3,288	4,069
Other accrued expenses	3,947	5,409
Other current liabilities	2,200	2,112

Accounts payable and accrued expenses	$42,072	$43,528

5.     Long-Term Debt:

        Debt consists of the following (in thousands):

	December 31, 2003	December 31, 2004
Prior Term A Loan	$10,314	$—
Prior Term B Loan	140,081	—
Term Loan	—	51,000
Revolving Credit Facility	—	—

	150,395	51,000
Less: Current portion	(28,731)	(9,000)

Long-term portion	$121,664	$42,000

        On March 19, 2004, the Company entered into a senior secured credit facility (the Credit Facility) to replace its prior credit facility. The Credit Facility consists of a $65.0 million term loan (Term Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility). The Credit Facility matures March 19, 2009. Payments on the Term Loan are due in quarterly installments over the five-year term, beginning on March 31, 2004. As of December 31, 2004 total remaining payments on the Term Loan are as follows (in thousands):

2005	$9,000
2006	13,000
2007	14,000
2008	15,000

$51,000

        For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.50 percent over the LIBOR rate. For the period from July 1, 2004 through December 31, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.25 percent over the LIBOR rate (4.67 percent as of December 31, 2004). Thereafter, if the Company achieves a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company's option, of either 0.75 percent over the lender's base rate or 2.0 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company's option, of either 1.0 percent over the lender's base rate or 2.25 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company's option, of either 1.25 percent over the lender's base rate or 2.5 percent over the LIBOR rate. The Company's leverage ratio as of December 31, 2004 was 0.8 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at the Company's option.

        The terms of the Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of December 31, 2004, the Company was required to maintain a leverage ratio of less than 2.1 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 1.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including the Company's ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company's future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company's debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the Credit Facility as of December 31, 2004.

        In connection with the closing of the Credit Facility, the Company incurred approximately $2.0 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the Credit Facility. In connection with the termination of the prior credit facility in March 2004, the Company wrote-off approximately $2.0 million in unamortized deferred financing costs related to the prior credit facility. Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2004.

        On April 3, 2001, the Company entered into a senior secured credit facility (the Prior Credit Facility) consisting of a Term A Loan of $30.0 million, Term B Loan of $100.0 million, and a revolving credit facility with available borrowings of $20.0 million. In addition, on December 20, 2001, the Company refinanced the Credit Facility to allow for an additional $20.0 million in Term B Loan borrowings. On May 15, 2002, in connection with the purchase of TranXact assets from Sprint (see Note 3), the Company obtained an additional $50.0 million in Term B Loan borrowings. The weighted-average interest rate of the Prior Credit Facility for the years ended December 31, 2002 and 2003 was 7.4 percent and 6.9 percent, respectively.

        In connection with the issuance and refinancing of the Prior Credit Facility, the Company incurred $5.6 million in financing costs during the period ended December 31, 2001, and an additional $1.6 million in May 2002 in connection with the $50.0 million of additional Term B Loan borrowings. On April 14, 2003, the Company obtained an amendment to the Credit Facility and incurred additional fees of approximately $0.5 million to secure the amendment. These financing fees were deferred and amortized using the effective interest method over the life of the Prior Credit Facility.

        Included in interest expense are approximately $2.0 million, $2.0 million and $1.0 million for the years ended December 31, 2002, 2003 and 2004, respectively, of amortization of deferred financing costs.

        The Prior Credit Facility required the Company to hedge at least $50.0 million of its outstanding debt against significant interest rate fluctuations through April 2003. As of December 31, 2002, the Company had $16.6 million hedged with an interest rate swap and $33.4 million hedged with interest rate caps. As of December 31, 2003 the interest rate swap and interest rate caps expired. The fair values of the Company's interest rate swap agreements are based on dealer quotes. The fair value of the interest rate swap and caps were $0.4 million as of December 31, 2002. In addition, for the years ended December 31, 2002 and 2003, the Company recorded a gain of $0.5 million and a loss of $0.4 million, respectively, within comprehensive income (loss) related to the change in fair market value and expiration of its derivative instruments.

6.     Stockholders' Deficit and Preferred Stock:

        On April 3, 2001, the Company issued 134,846 shares of Class A redeemable convertible preferred stock (the Preferred Stock), par value $0.01 per share, for approximately $134.8 million, or $1,000 per share. Preferred shareholders held no voting rights. The Preferred Stock accrued dividends at 11.5 percent for the first year and 9.0 percent for each year thereafter. Dividends were cumulative and compounded quarterly. Dividends, if declared, were payable in cash on the last day of each calendar quarter. The Preferred Stock had a liquidation preference equal to its purchase price, plus accrued and unpaid dividends. The Preferred Stock plus accrued and unpaid dividends were convertible, at the option of the holder, into shares of common stock upon the closing of a qualified initial public offering (IPO), at the IPO price. The Company had the option to redeem the Preferred Stock at any time, at the liquidation value including all accrued and unpaid dividends. All of the issued and outstanding shares of the Preferred Stock were owned by TNS Holdings, L.L.C. (TNS LLC). Upon completion of the IPO in March 2004, Preferred Stock of the Company was converted into TNS common stock. TNS LLC was dissolved and its shares of TNS common stock were distributed to its members.

        On April 3, 2001, the Company authorized 132,298,445 shares and issued 12,370,979 shares of common stock, par value $0.001, to TNS LLC for approximately $4.2 million. No dividends have been declared or paid to the stockholder, and no dividends are payable until all accrued and unpaid Preferred Stock dividends have been paid. The Company reserved 382,608 shares for issuance under its stock option plan (see Note 7).

        Certain executives of the Company purchased 1,990 common units, or 20.4 percent, of the outstanding common units and 7,951 preferred units, or 5.9 percent, of the outstanding preferred units of TNS LLC. The executives paid cash for their common and preferred units at the same price per unit paid by the majority holder of TNS LLC. Total cash paid by the majority stockholder for common and preferred units was approximately $795,000 and $129.1 million, respectively. Total cash paid by the executives for common and preferred units was approximately $199,000 and $8.0 million, respectively. Of the 1,990 common units held by certain executives, 1,500 of these common units were restricted and vest monthly over a five-year period beginning in April 2001. Upon the dissolution of TNS LLC at the closing of the initial public offering and conversion of the Preferred Stock into TNS common stock, shares of the Company's common stock were distributed to the executives based upon their respective ownership portion in TNS LLC. A portion of these shares remain subject to the existing vesting provisions. Upon completion of the initial public offering and the conversion of the Preferred Stock into common, the effective per share price paid by the majority stockholder of TNS LLC and the executives in April 2001 was $13.84 and $0.08 for preferred (as converted) and common shares, respectively.

        Certain investment funds affiliated with the majority stockholder of TNS are collectively the controlling stockholder of Syniverse Technologies, Inc. (formerly TSI Telecommunications Services Inc.). The Company has done business with Syniverse in the past and expects to continue to do business with Syniverse in the future. For the years ended December 31, 2003 and 2004, the Company billed approximately $325,000 and $208,000, respectively, to Syniverse and paid approximately $2.2 million and $1.7 million, respectively to Syniverse for services received and provided in the ordinary course of business. One of the Company's directors also serves on the board of directors of Syniverse.

7.     Stock Compensation and Retirement Plans:

Stock Option Plan

        During 2001, the Board of Directors of the Company adopted the TNS Holdings, Inc. 2001 Founders' Stock Option Plan (the 2001 Plan), whereby employees, nonemployee directors, and certain other individuals are granted the opportunity to acquire an equity interest in the Company. Either incentive stock options or nonqualified options may be granted under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to or greater than the estimated fair value of the underlying common stock at the date of grant, and become exercisable based on a vesting schedule determined at the date of grant, generally over four years. The options expire 10 years from the date of grant.

        In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan) and the Company's stockholders approved the 2004 Plan in March 2004. The 2004 Plan reserves 1,586,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non-employee directors and consultants performing services for the Company. Options granted under the 2004 Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years. The options expire 10 years from the date of grant. Restricted stock awards and performance shares granted under the 2004 Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years. During 2004, the Company granted 328,750 shares of restricted stock and recorded approximately $5.8 million of deferred compensation related to these shares of restricted stock. The deferred compensation is being amortized over the four-year vesting period of the shares of restricted stock. For the year ended December 31, 2004, the Company recorded compensation expense of approximately $1.1 million related to these shares of restricted stock.

        The following table summarizes stock option activity under the 2001 and 2004 Plans:

	Number of shares	Exercise price per share	Weighted- average exercise price
Outstanding, December 31, 2001	294,580	19.60	19.60
Granted	46,008	19.60 – 39.20	25.19
Exercised	(1,660)	19.60	19.60
Canceled	(24,019)	19.60 – 39.20	19.65

Outstanding, December 31, 2002	314,909	19.60 – 39.20	20.41
Granted	72,170	19.60 – 39.20	21.82
Exercised	(731)	19.60	19.60
Canceled	(12,055)	19.60 – 39.20	21.92

Outstanding, December 31, 2003	374,293	19.60 – 39.20	20.64
Granted	873,074	18.00 – 22.88	19.12
Exercised	(14,995)	18.00 – 19.60	19.46
Canceled	(46,684)	18.00 – 39.20	19.82

Outstanding, December 31, 2004	1,185,688	18.00 – 39.20	19.57

Exercisable, December 31, 2002	121,473	19.60 – 39.20	19.67

Exercisable, December 31, 2003	198,662	19.60 – 39.20	20.16

Exercisable, December 31, 2004	410,906	18.00 – 39.20	19.79

        The following table summarizes the weighted-average option information as of December 31, 2004:

Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$18.00 – $19.60	953,237	8.5	$18.59	377,079	$19.12
$19.61 – $23.52	215,000	9.4	$22.33	24,571	$22.75
$39.20	17,431	8.0	$39.20	9,256	$39.20
	1,185,668	8.7	$19.57	410,906	$19.79

Stock Compensation to Employees

        During the year ended December 31, 2002, 10,665 options were remeasured as a result of a modification to the awards. The stock compensation expense for these options was $43,000, $52,000 and $52,000 for the years ended December 31, 2002, 2003 and 2004, respectively. As of December 31, 2003 and 2004, the remaining deferred compensation expense related to these options is $114,000 and $62,000, respectively.

Options Granted to Non-Employees

        In conjunction with the acquisition of Openet in December 2002 (see Note 3), the Company entered into a three-year consulting agreement with the former owner of Openet. In partial consideration for the services to be performed, the former owner received 6,377 options in the Company's common stock with an exercise price of $39.21 per share. The options vest monthly over the three-year term of the consultancy agreement and expire 10 years after the date of grant. The fair value of the options was initially valued at $201,000, using the Black-Scholes pricing model. During the year ended December 31, 2003, the options were revalued to reflect the change in the fair market value of the Company's common stock using the Black-Scholes pricing model, which resulted in a reduction in deferred compensation and additional paid-in capital of $100,000. The unamortized fair value of the options as of December 31, 2003 and 2004 was $59,000 and $29,000, respectively. Compensation expense based on the fair value of the options is recognized over the term of the consultancy agreement pursuant to the provisions of EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Retirement Savings Plan

        During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 20.0 percent of their salary, and the Company will match up to a maximum of 25.0 percent of the first 6.0 percent of the employee's salary during the 401(k) Plan year. Profit-sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2002, 2003 and 2004, the Board of Directors approved contributions of approximately $0.2 million, $0.2 million and $0.3 million, respectively, to the 401(k) Plan.

8.     Income Taxes:

        The components of income (loss) before income taxes, equity in net loss of unconsolidated affiliate and minority interest in net loss of consolidated subsidiary are as follows (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
U.S.	$272	$(3,900)	$(8,506)
Non-U.S.	(2,290)	3,702	18,792

Total income (loss) before income taxes, equity in net loss of unconsolidated affiliate and minority interest in net loss of consolidated subsidiary	$(2,018)	$(198)	$10,286

        The components of the Company's income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Current provision (benefit):
U.S.	$1,947	$1,166	$2,309
Non-U.S.	(31)	1,017	5,661

	1,916	2,183	7,970

Deferred provision (benefit):
U.S.	(1,193)	(2,942)	(4,823)
Non-U.S.	(678)	1,597	1,116

	(1,871)	(1,345)	(3,707)

Total income tax provision	$45	$838	$4,263

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2003, as included in other current assets, other assets and deferred tax liabilities, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$403	$—	$403
Accrued expenses	1,324	22	1,346
Deferred revenue	285	—	285
Intangible assets	4,334	—	4,334
Depreciation and amortization of property and equipment	395	1,978	2,373
Net operating loss carryforward	—	5,818	5,818

	6,741	7,818	14,559
Less — valuation allowance	—	(5,713)	(5,713)

	6,741	2,105	8,846

Deferred tax liabilities:
Deferred charges	(53)	—	(53)
Capitalized software development costs	(3,419)	—	(3,419)
Intangible assets	—	(2,297)	(2,297)

	(3,472)	(2,297)	(5,769)

Net deferred tax assets (liabilities)	$3,269	$(192)	$3,077

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2004, as included in other current assets and other assets, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$458	$—	$458
Accrued expenses	1,353	14	1,367
Deferred revenue	1,841	—	1,841
Intangible assets	7,897	—	7,897
Depreciation and amortization of property and equipment	1,813	2,782	4,595
Stock compensation	427	—	427
Equity in net loss of affiliates	416	—	416
Net operating loss carryforward	—	3,096	3,096

	14,205	5,892	20,097
Less — valuation allowance	(285)	(2,748)	(3,033)

	13,920	3,144	17,064

Deferred tax liabilities:
Other assets	(351)	—	(351)
Capitalized software development costs	(5,041)	—	(5,041)
Intangible assets	—	(1,383)	(1,383)

	(5,392)	(1,383)	(6,775)

Net deferred tax assets	$8,528	$1,761	$10,289

        The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to approximately $14.4 million as of December 31, 2004. Some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules. The Company has provided a valuation allowance against its deferred tax asset related to certain of its net operating loss carryforwards since realization of these tax benefits through future taxable income cannot be reasonably assured.

        During the year ended December 31, 2003, the Company determined that certain of its intangible assets acquired on April 3, 2001 were deductible on its tax returns in the United States, and therefore, the Company reduced certain of its deferred tax liabilities and increased its valuation allowance on its deferred tax assets related to certain of its foreign net operating loss carryforwards established at the date of such acquisition by a net amount of $5.2 million (see offsetting $5.2 million reduction to intangible assets in Note 4).

        Taxes computed at the U.S. statutory federal income tax rate of 34.0 percent are reconciled to the Company's effective income tax rate as follows:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
U.S. state taxes (net of federal tax benefit)	5.0	5.0	5.0
Non-U.S. taxes	10.7	(474.7)	28.6
Valuation allowance	(60.0)	(122.2)	(26.1)
Other	8.1	134.7	(0.1)

Effective tax rate	(2.2)%	(423.2)%	41.4%

        The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $28.5 million as of December 31, 2004) because the Company considers these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if it sold the Company's interests in the affiliates. The Company cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

        The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. For the Company, the one-year period during which the qualifying distributions can be made is calendar year 2005.

        The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that the Company is considering for repatriation, which would be eligible for the temporary deduction, is zero to $15.0 million. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005. The income tax effects of repatriation, if any, cannot be reasonably estimated at this time. The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its indefinitely reinvested foreign earnings, or the amount of the deferred tax liability with respect to foreign earnings.

9.     Segment Information:

        The Company's reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments: POS, TSD, FSD and ISD. However, the Company's management only evaluates revenues for these four segments. A significant portion of the Company's North American operating expenses are shared between the POS, TSD and FSD segments, and therefore, management analyzes operating results for these three segments on a combined basis. The accounting policies for the segments are the same as those described in the summary of significant accounting policies (see Note 2).

        Management evaluates the North American and ISD performance on EBITDA before stock compensation expense, because operating expenses are distinguishable between North American and ISD operations. The Company defines EBITDA before stock compensation expense as income from operations before depreciation and amortization and costs of terminated initial public offering. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for major noncash items. The Company's definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities. Assets are not segregated between reportable segments, and management does not use asset information by segments to evaluate segment performance. As such, no information is presented related to fixed assets by reportable segment and capital expenditures for each segment.

        Revenue for the Company's four business units is presented below (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Revenues:
POS	$126,440	$122,874	$111,963
TSD	24,022	31,217	34,152
FSD	18,617	20,790	25,459
ISD	33,101	48,472	77,538

Total revenues	$202,180	$223,353	$249,112

        EBITDA before stock compensation expense for North American and ISD operations are reflected below (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
EBITDA before stock compensation expense:
North America	$47,506	$44,616	$40,888
ISD	2,624	9,997	25,090

Total EBITDA before stock compensation expense	$50,130	$54,613	$65,978

        EBITDA before stock compensation expense differs from income (loss) before income taxes and equity in net loss of unconsolidated affiliates reported in the consolidated statements of operations as follows (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
EBITDA before stock compensation expense	$50,130	$54,613	$65,978
Reconciling items:
Stock compensation expense	(43)	(94)	(1,174)
Depreciation and amortization of property and equipment and intangible assets	(39,630)	(45,989)	(48,778)
Costs of terminated initial public offering	(1,473)	—	—
Interest expense	(11,917)	(11,272)	(7,341)
Interest and other income, net	915	2,544	1,601

Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	$(2,018)	$(198)	$10,286

Geographic Information

        The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, New Zealand, Spain, Sweden and the Netherlands. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

        The Company's revenues were generated in the following geographic regions (in thousands):

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
North America	$169,079	$174,881	$171,574
Europe	32,442	44,554	67,331
Asia-Pacific	659	3,918	10,207

Total revenues	$202,180	$223,353	$249,112

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2003	December 31, 2004
North America	$232,393	$231,570
Europe	45,057	42,441
Asia-Pacific	4,888	5,368

Total long-lived assets	$282,338	$279,379

        Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2003	December 31, 2004
POS	$160,271	$147,936
TSD	3,305	5,117
FSD	30,503	28,233
ISD	34,293	29,308

Total goodwill and intangible assets	$228,372	$210,594

10.   Commitments and Contingencies:

Operating Leases

        The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through October 2014. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $4.4 million, $5.3 million and $7.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

        Future minimum commitments under the Company's operating leases are as follows for each of the years ended December 31 (in thousands):

2005	$7,172
2006	6,205
2007	5,572
2008	5,267
2009	5,109
Thereafter	19,606

$48,931

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

        On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined that a settlement was warranted. On March 30, 2005, the parties settled the lawsuit by mutually agreeing to the dismissal of all claims with prejudice and by the Company's payment of $3.25 million to the plaintiffs.

        Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company was informed that the assessment proposed in one of the states was reduced by approximately $4.4 million. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

Significant Customers and Suppliers

        A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the year ended December 31, 2002, one customer included in the Company's POS division accounted for 13.3 percent of the Company's consolidated revenue. For the years ended December 31, 2003 and 2004, there were no customers that accounted for more than 10 percent of the Company's consolidated revenues.

        Certain key components used in the Company's network are currently available only from limited sources. The Company does not have long-term supply contracts with these or any other limited source vendors and purchases network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment and technical support as required, or to develop alternative sources as required in the future, could result in delays or reductions in the Company's deployment of network equipment, which could adversely affect the Company's business, operating results and financial condition.

11.   Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$50,631	$54,119	$57,245	$61,358
Cost of network services	28,177	29,236	29,714	32,863
Net loss attributable to common stockholders	(6,017)	(4,717)	(2,362)	(3,064)
Basic and diluted net loss per common share	(0.49)	(0.38)	(0.19)	(0.25)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$60,156	$60,940	$64,584	$63,432
Cost of network services	30,692	29,133	31,345	29,186
Net income (loss) attributable to common stockholders	(5,088)	1,466	2,749	2,429
Basic and diluted net income (loss) per common share	(0.34)	0.05	0.10	0.09

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our Chief Executive Officer and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

        There have been no significant changes during the year covered by this report in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Audit Committee Pre-Approval

        Our audit committee has resolved to pre-approve all audit and non-audit services to be performed for us by our independent auditors, Ernst & Young LLP. Non-audit services that have received pre-approval include tax preparation and related tax consultation and advice, review and support for securities issuances and acquisition assistance.

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2005 Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

Item 10.    Directors and Executive Officers of the Registrant

        Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

        Set forth below is certain information about our executive officers:

Name	Age	Title
John J. McDonnell, Jr.	67	Chairman and Chief Executive Officer and Director
Brian J. Bates	44	President and Chief Operating Officer and Director
Heidi R. Goff	57	Executive Vice President and General Manager, POS
Henry H. Graham, Jr.	54	Executive Vice President, Chief Financial Officer and Treasurer
Michael Q. Keegan	38	Executive Vice President, General Counsel and Secretary
John J. McDonnell III	38	Executive Vice President, Corporate Development and Director
Matthew M. Mudd	41	Executive Vice President, Technology
Mark G. Cole	39	Senior Vice President, Network Operations
Edward C. O'Brien	57	Senior Vice President, Corporate Controller
Alan R. Schwartz	43	Senior Vice President and General Manager, Financial Services Division
Barry S. Toser	46	Senior Vice President and General Manager, Telecommunication Services Division
Scott E. Ziegler	47	Senior Vice President and Chief Systems Officer

        John J. McDonnell, Jr. has served as our Chairman and Chief Executive Officer since April 2001. From February 2000 to September 2000, Mr. McDonnell was Chairman and Chief Executive Officer of PaylinX Corporation. Prior to that, Mr. McDonnell was President, Chief Executive Officer and a director of Transaction Network Services, Inc. since founding the company in 1990. Mr. McDonnell is also a director of CyberSource Corp. Mr. McDonnell has a B.S. in Electrical Engineering from Manhattan College, an M.S.E.E. from Rensselaer Polytechnic Institute and an Honorary Doctorate of Humane Letters from Marymount University.

        Brian J. Bates has served as our President and Chief Operating Officer and our director since April 2001. From April 2000 to September 2000, Mr. Bates was President and Chief Operating Officer of PaylinX Corporation. From July 1999 to March 2000, Mr. Bates was Executive Vice President and General Manager, POS Services Division of Transaction Network Services, Inc., and he was Senior Vice President and General Manager, POS Services Division of Transaction Network Services, Inc. from 1996 to July 1999. Before that, Mr. Bates served Transaction Network Services, Inc. in various positions, as Vice President, Sales from 1992 to 1996, and Director of Sales from 1990 to 1992. Mr. Bates is a son-in-law of John J. McDonnell, Jr. and is the brother-in-law of both John J.

McDonnell III and Matthew M. Mudd. Mr. Bates has a B.S. in Economics from The College of William and Mary.

        Heidi R. Goff has served as our Executive Vice President and General Manager, POS Division since January 2005. From May 2004 to December 2004 Ms. Goff was our Senior Vice President, POS Division. From October 2001 to May 2004. Ms. Goff was the President and Chief Operating Officer of U.S. Wireless Data, Inc., a company from which TNS acquired assets in May 2004. From March 2001 to October 2001, Ms. Goff was an independent consultant. From June 1999 to March 2001, Ms. Goff was President and Chief Executive Officer of ExchangePath, LLC, an Internet payments start-up company. From April 1996 to June 1999, Ms. Goff served as Executive Vice President, Strategy and Market Development for Global Payment Systems, a joint venture company of National Data Corporation and MasterCard International. From November 1984 to April 1996, Ms. Goff served in several executive positions for MasterCard International. During her tenure at MasterCard International, Ms. Goff's executive positions included: Vice President, Debit Services, Senior Vice President and General Manager, Merchant Services and Senior Vice President, Global Merchant Services. Ms. Goff holds a Bachelors of Business Administration Degree from Spencerian College.

        Henry H. Graham, Jr. has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2001. From January 2000 to September 2000, Mr. Graham was Senior Vice President, Chief Financial Officer and Treasurer of PaylinX Corporation. From April 1999 to January 2000, Mr. Graham was Senior Vice President, Chief Financial Officer and Treasurer of Transaction Network Services, Inc. From July 1998 to April 1999, Mr. Graham was Senior Vice President and General Manager of the OmniLink Communications division of Transaction Network Services, Inc. after the acquisition of substantially all of the assets of OmniLink Communications Corporation. Before that, Mr. Graham served as OmniLink's Chief Financial Officer and Vice President of Administration from December 1996 to July 1998. Mr. Graham has a B.S. in Business Administration from The Citadel.

        Michael Q. Keegan has served as our Executive Vice President, General Counsel and Secretary since September 2003. From April 2001 to September 2003, Mr. Keegan was our Senior Vice President, General Counsel and Secretary. From November 2000 to April 2001, Mr. Keegan was the Executive Vice President, General Counsel and Secretary of Internet Partnership Group (US), Inc. From February 2000 to November 2000, Mr. Keegan was the Vice President and Assistant General Counsel of Internet Partnership Group. From May 1998 to February 2000, Mr. Keegan was an independent consultant. From September 1992 to May 1998, Mr. Keegan was a corporate associate at the law firm of LeBoeuf, Lamb, Greene and MacRae, L.L.P. Mr. Keegan has a B.A. from the University of Notre Dame and a J.D. from the University of Virginia School of Law.

        John J. McDonnell III has served as our Executive Vice President, Corporate Development and our director since April 2001. From December 1999 to September 2000, Mr. McDonnell was Senior Vice President of PaylinX Corporation. From January 1999 to December 1999, Mr. McDonnell served as Senior Vice President, General Counsel and Secretary of Transaction Network Services, Inc., and he was Vice President, General Counsel and Secretary of Transaction Network Services, Inc. from August 1993 through December 1998. He also served as interim Treasurer of Transaction Network Services, Inc. from February 1997 to July 1997. Mr. McDonnell is the son of John J. McDonnell, Jr. and is the brother-in-law of both Brian J. Bates and Matthew M. Mudd. Mr. McDonnell has a B.A. from Stanford University and a J.D. from UCLA School of Law.

        Matthew M. Mudd has served as our Executive Vice President, Technology since April 2001. From September 2000 to March 2001, Mr. Mudd was the Director of Long-Haul Networking of Cogent Communications. From April 2000 to September 2000, Mr. Mudd was Senior Vice President and Chief Information Officer of PaylinX Corporation. Before that, Mr. Mudd served Transaction Network Services, Inc. in various positions, as Senior Vice President, Operations from January 1997 to

November 1999 and Vice President, Operations from 1993 through 1996. Mr. Mudd is a son-in-law of John J. McDonnell, Jr. and is the brother-in-law of both John J. McDonnell III and Brian J. Bates. Mr. Mudd has a B.A. from Boston College.

        Mark G. Cole has served as our Senior Vice President, Network Operations since April 2001. From March 2000 to April 2001, Mr. Cole was the Senior Vice President—Operations of Transaction Network Services, Inc. From July 1999 to March 2000, Mr. Cole was the Vice President, Network Control Center of Transaction Network Services, Inc., and he was the Senior Director, Network Control Center of Transaction Network Services, Inc. from February 1999 to July 1999. From March 1996 to February 1999, Mr. Cole was the Director, Network Control Center of Transaction Network Services, Inc. Before that, Mr. Cole served Transaction Network Services, Inc. in various positions since April 1992. Mr. Cole's communication training originated with the U.S. Army, where he held several supervisory and technical positions.

        Edward C. O'Brien has served as our Senior Vice President and Corporate Controller since April 2001. From January 2000 to September 2000, Mr. O'Brien was Vice President and Corporate Controller of PaylinX Corporation. Prior to that, Mr. O'Brien was Vice President and Corporate Controller of Transaction Network Services, Inc. from June 1999 to January 2000. Mr. O'Brien was Vice President of Accounting for World Dutyfree from July 1998 to June 1999. Prior to that, Mr. O'Brien worked in various positions at Trak Auto where he was Vice President and Corporate Controller when he left in July 1998. Mr. O'Brien has a B.S. from the University of Baltimore.

        Alan R. Schwartz has served as our Senior Vice President and General Manager of the Financial Services Division since April 2001. From November 1999 to April 2001, Mr. Schwartz was the Senior Vice President and General Manager of the Financial Services Division of Transaction Network Services, Inc. From July 1998 to November 1999, Mr. Schwartz was Director of Sales of the Financial Services Division of Transaction Network Services, Inc. Before that, Mr. Schwartz worked in various positions at Datastream International where he was the Vice President and Country Manager (North America) when he left in July 1998. Mr. Schwartz has a M.B.A. from the Leonard N. Stern School of Business at New York University and a B.S. in Business Administration from Boston University.

        Barry S. Toser has served as our Senior Vice President and General Manager of the Telecommunication Services Division since July 2001. From January 2001 to June 2001, Mr. Toser was a partner at Paul-Tittle Search Group. From March 2000 to December 2000, Mr. Toser was Executive Vice President of sales and marketing and a member of the Board of Directors at GlobalNet International. From January 1999 to January 2000, Mr. Toser was Vice President of global carrier services at Destia/Viatel. From October 1997 to January 1999, Mr. Toser was Vice President of AlphaNet Telecom. Before that, Mr. Toser held various positions in sales, sales management, and marketing management with Sprint Corp., Cable & Wireless Communications, Inc. and Teleglobe, Inc. Mr. Toser is currently the President of TelecomHUB, a telecommunications industry networking group. Mr. Toser has a B.A. from the University of Maryland.

        Scott E. Ziegler has served as our Senior Vice President and Chief Systems Officer since April 2001. From August 2000 to April 2001, Mr. Ziegler was the Executive Vice President and Chief Systems Officer of Transaction Network Services, Inc. From April 1999 to August 2000, Mr. Ziegler was Senior Vice President Systems Integration of Transaction Network Services, Inc., and he was the Vice President Systems Integration from April 1996 to April 1999. Before that, Mr. Ziegler served Transaction Network Services, Inc. in various positions since July 1992. Mr. Ziegler has a B.S. from the University of Maryland.

Item 11.    Executive Compensation

        The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
.  The following documents are filed as part of this Report:

		Page
1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets	47
	Consolidated Statements of Operations	48
	Consolidated Statements of Changes in Shareholders' (Deficit) Equity	49
	Consolidated Statements of Cash Flows	50
	Notes to Consolidated Financial Statements	51
2.	Financial Statement Schedules
	Schedule II—Valuation of Qualifying Accounts	84
	All other schedules are omitted because they not applicable.
3.	Exhibits:

2.1	Agreement of Purchase and Sale by and between Transaction Network Services, Inc. and U.S. Wireless Data, Inc. dated as of May 12, 2004 with respect to Synapse assets.*
2.2	Agreement of Purchase and Sale by and between Transaction Network Services, Inc. and U.S. Wireless Data, Inc. dated as of May 12, 2004 with respect to vending operations assets.*
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant.**
3.2	Form of Amended and Restated Bylaws of the Registrant.**
4.1	Credit Agreement among Registrant, Transaction Network Services, Inc., Deutsche Bank Trust Company Americas and various lending institutions dated April 3, 2001, as amended.**
4.2	Form of Amended and Restated Registration Agreement.**
4.3	Stock Purchase Agreement dated April 3, 2001 between the Registrant and TNS Holdings, L.L.C., as amended.**
4.4	Form of Dissolution Agreement.**
4.5	Form of Credit Agreement among Registrant, Transaction Network Services, Inc., General Electric Capital Corporation, various other lending institutions and GECC Capital Markets Group, Inc.**
Material Contracts
10.1	Deed of Lease dated September 21, 1995 between Transaction Network Services, Inc. and Pond Building, L.L.C., as amended.**
10.2	Gross Lease dated December 31, 2002 by and between The Multi-Employer Property Trust and Transaction Network Services, Inc.**
10.3	Lease dated April 17, 2000 by and between Tinsley Park Limited, Transaction Network Services, Inc. and Transaction Network Services (UK) Ltd.**
Management Contracts and Compensatory Plans
10.4	TNS Holdings, Inc. 2001 Founders' Stock Option Plan.**
10.5	Form of TNS, Inc. 2004 Long-Term Incentive Plan.**

10.6	Form of Amended and Restated Senior Management Agreement between the Registrant and John J. McDonnell, Jr.**
10.7	Form of Amended and Restated Senior Management Agreement between the Registrant and Brian J. Bates.**
10.8	Form of Amended and Restated Senior Management Agreement between the Registrant and Henry H. Graham, Jr.**
10.9	Form of Amended and Restated Senior Management Agreement between the Registrant and John J. McDonnell III.**
10.10	Form of Amended and Restated Senior Management Agreement between the Registrant and Matthew M. Mudd.**
10.11	Form of Amended and Restated Senior Management Agreement between the Registrant and Edward C. O'Brien.**
10.12	Management Agreement between Transaction Network Services, Inc. and Mark G. Cole.**
10.13	Management Agreement between Transaction Network Services, Inc. and Michael Q. Keegan.**
10.14	Management Agreement between Transaction Network Services, Inc. and James J. Mullen.**
10.15	Management Agreement between Transaction Network Services, Inc. and Alan R. Schwartz.**
10.16	Management Agreement between Transaction Network Services, Inc. and Barry S. Toser.**
10.17	Management Agreement between Transaction Network Services, Inc. and Scott E. Ziegler.**
10.18	Form of Indemnification Agreement between the Registrant and its directors and executive officers.**
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification—Chief Executive Officer
31.2	Certification—Chief Financial Officer
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer

*
Incorporated by reference to the exhibit of the same designation in the Registrant's current report on Form 8-K filed June 7, 2004

**
Incorporated by reference to the exhibit of the same designation in the Registrant's registration statement on Form S-1 filed November 3, 2003, as amended (file no. 333-110188).

(b)
Financial Statement Schedules.

TNS, INC.

Schedule II—Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses		Reserves related to purchased entities		Deductions		Balance at end of period
For the year ended December 31, 2004:
Allowance for doubtful accounts	$4,313	$499		$—		$(56)		$4,756
Valuation allowance on deferred tax assets	$5,713	—		—		(2,680)		$3,033
For the year ended December 31, 2003:
Allowance for doubtful accounts	$3,952	1,351		—		(990)	(1)	$4,313
Valuation allowance on deferred tax assets	$2,579	242	(2)	2,892	(3)	—		$5,713
For the year ended December 31, 2002:
Allowance for doubtful accounts	$5,127	636		145		(1,956)	(1)	$3,952
Valuation allowance on deferred tax assets	$1,150	1,429		—		—		$2,579

(1)
Represents write-offs of amounts deemed uncollectible.

(2)
Addition to valuation allowances for changes in the tax provision.

(3)
TNS, Inc. (the Company) determined that certain of its intangible assets acquired in April 3, 2001 were deductible on its tax returns in the United States, and therefore, the Company reduced certain of its deferred tax liabilities and increased its valuation allowance on its deferred tax assets related to certain of its foreign net operating loss carryforwards.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: March 31, 2005	By:	/s/ JOHN J. MCDONNELL, JR. John J. McDonnell, Jr. Chairman and Chief Executive Officer
Date: March 31, 2005	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005:

Signature	Title

/s/ JOHN J. MCDONNELL, JR. John J. McDonnell, Jr.	Chief Executive Officer, Chairman and Director
/s/ JOHN B. BENTON John B. Benton	Director
/s/ PHILIP A. CANFIELD Philip A. Canfield	Director
/s/ STEPHEN X. GRAHAM Stephen X. Graham	Director
/s/ GEORGE G. MOORE George G. Moore	Director
/s/ BRUCE V. RAUNER Bruce V. Rauner	Director
/s/ COLLIN E. ROCHE Collin E. Roche	Director
/s/ BRIAN J. BATES Brian J. Bates	President, Chief Operating Officer and Director

/s/ JOHN J. MCDONNELL III John J. McDonnell III	Executive Vice President and Director
/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr.	Chief Financial Officer (Principal Financial Officer)
/s/ EDWARD O'BRIEN Edward O'Brien	Controller (Principal Accounting Officer)

QuickLinks

TNS, INC. 2005 FORM 10-K ANNUAL REPORT INDEX
PART I
  Item 1. BUSINESS
  Item 2. Facilities
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
Selected Consolidated Financial Data (In thousands, except per share and transaction data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TNS, INC. CONSOLIDATED BALANCE SHEETS
TNS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
TNS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
TNS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
TNS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
TNS, INC. Schedule II—Valuation and Qualifying Accounts
SIGNATURES