Form 10-Q
period 2005-03-31
TNS INC
filed 2005-05-02
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

Commission File Number: 001–32033

TNS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4430020
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Shares Outstanding as of April 1, 2005
28,074,438 Shares of Common Stock, $0.001 par value

TNS, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,788	$24,561
Accounts receivable, net of allowance for doubtful accounts of $4,756 and $4,894, respectively	47,896	45,879
Other current assets	9,349	10,516
Total current assets	77,033	80,956
Property and equipment, net	50,587	49,315
Identifiable intangible assets, net	205,208	198,260
Goodwill	5,386	5,849
Other assets	18,198	18,617
Total assets	$356,412	$352,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,000	$9,250
Accounts payable, accrued expenses and other current liabilities	43,528	46,050
Deferred revenue	14,419	11,260
Total current liabilities	66,947	66,560
Long-term debt, net of current portion	42,000	38,750
Other liabilities	4,967	4,505
Total liabilities	113,914	109,815
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 27,996,053 and 28,074,438 shares issued and outstanding, respectively	28	28
Treasury stock	—	(462)
Additional paid-in capital	281,766	281,795
Accumulated deficit	(37,333)	(35,879)
Deferred stock compensation	(4,766)	(4,292)
Accumulated other comprehensive income	2,803	1,992
Total stockholders’ equity	242,498	243,182
Total liabilities and stockholders’ equity	$356,412	$352,997

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2004	2005
Revenues	$60,156	$63,132
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,692	30,230
Engineering and development	3,439	3,906
Selling, general, and administrative	11,019	13,094
Depreciation and amortization of property and equipment	4,806	4,863
Amortization of intangible assets	8,508	6,265
Total operating expenses	58,464	58,358
Income from operations	1,692	4,774
Interest expense	(4,433)	(811)
Interest income	36	116
Other income (expense), net	101	(304)
Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	(2,604)	3,775
Income tax (provision) benefit	982	(1,905)
Equity in net loss of unconsolidated affiliates	(37)	(416)
Net income (loss)	(1,659)	1,454
Dividends on preferred stock	(3,428)	—
Net income (loss) attributable to common stockholders	$(5,087)	$1,454
Basic net income (loss) per common share	$(0.34)	$0.05
Diluted net income (loss) per common share	$(0.34)	$0.05
Basic weighted average common shares outstanding	14,906,191	28,007,946
Diluted weighted average common shares outstanding	14,906,191	28,384,837

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(1,659)	$1,454
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,806	4,863
Amortization of intangible assets	8,508	6,265
Deferred income tax (benefit) provision	(1,244)	1,244
Amortization and write-off of deferred financing costs	2,486	150
Equity in net loss of unconsolidated affiliates	37	416
Stock compensation	76	490
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,939)	2,016
Other current and noncurrent assets	(586)	(654)
Accounts payable, accrued expenses and other current and noncurrent liabilities	(5,763)	2,060
Deferred revenue	1,367	(3,159)
Net cash provided by operating activities:	5,089	15,145
Cash flows from investing activities:
Purchases of property and equipment	(3,120)	(4,136)
Investments in unconsolidated affiliates	—	(2,802)
Net cash used in investing activities:	(3,120)	(6,938)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $1,979	79,031	—
Repayment of long-term debt	(153,146)	(3,000)
Payment of long-term debt financing costs	—	(75)
Payment of dividends on preferred stock	(173)	—
Proceeds from stock option exercises	5	14
Purchase of treasury stock	—	(462)
Proceeds from issuance of common stock, net	71,598	—
Net cash used in financing activities:	(2,685)	(3,523)
Effect of exchange rates on cash and cash equivalents	559	89
Net (decrease) increase in cash and cash equivalents	(157)	4,773
Cash and cash equivalents, beginning of period	11,074	19,788
Cash and cash equivalents, end of period	$10,917	$24,561
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,581	$682
Cash paid for income taxes	$1,784	$913

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business–critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time–sensitive, transaction–related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost–effective services. TNS provides services to customers in the United States and increasingly to international customers.  Internationally, TNS operates networks in 12 countries, including Canada and countries in Europe and the Asia–Pacific region, and uses these networks to provide services to customers in these and neighboring countries.

The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols, are designed to be scalable and are accessible by multiple methods, including dial–up, dedicated, wireless and Internet connections.

The Company has four business divisions: (1) the point–of–sale/point–of–service (POS) division, which provides data communications services to payment processors in the U.S. and Canada, (2) the telecommunication services division (TSD), which provides call signaling services and database access services targeting primarily the telecommunications industry, (3) the financial services division (FSD), which provides data and voice communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction–oriented trading applications, and (4) the international services division (ISD), which markets the Company’s POS and financial services in countries outside of the United States and Canada.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 31, 2005, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2004.

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

Stock Based Compensation

In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long–Term Incentive Plan (the Plan) and the Company’s stockholders approved the Plan in March 2004. The Plan reserves 1,586,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non–employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years. The options expire 10 years from the date of grant. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years. As of March 31, 2005, the Company has granted 324,149 shares of restricted stock and recorded approximately $4.2 million of deferred compensation related to these shares of restricted stock. The deferred compensation is being amortized over the four–year vesting period of the shares of restricted stock. For the three months ended March 31, 2004 and 2005, the Company recorded compensation expense of approximately $55,000 and $0.5 million respectively, related to these shares of restricted stock.  During the three months ended March 31, 2005, 173 shares and 78,212 shares of common stock were issued from option exercises and upon the vesting of restricted stock, respectively.

The Company continues to account for employee stock options or similar equity instruments to employees under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock–Based Compensation” defines a fair value method of accounting for employee stock options or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to account for employee stock options or similar instruments pursuant to APB Opinion No. 25 must make pro forma disclosures of net income, as if the fair value method of accounting had been applied.

If stock compensation expense had been determined based upon the fair value method at the grant dates, the Company’s net income (loss) attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2004	2005
Net income (loss) attributable to common stockholders, as reported	$(5,087)	$1,454
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	46	294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(260)	(731)
Pro forma net income (loss) attributable to common stockholders	$(5,301)	$1,017
Basic and diluted net income (loss) per common share, as reported	$(0.34)	$0.05
Pro forma basic and diluted net income (loss) per common share	$(0.36)	$0.04

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The Company will adopt SFAS No. 123R on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The Company is currently evaluating the impact of adopting SFAS No. 123R. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on its net income (loss) and basic and diluted net income (loss) per common share for the three months ended March 31, 2004 and 2005 (which may differ from the ultimate impact of adopting the new standard) can be found in this Note 1.

2.                                      Long-term Investments

In August 2004, TNS made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. TNS purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, TNS owned 18.1 percent of WAY’s total outstanding shares. In March 2005, TNS made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. TNS owned 20.0 percent of Way’s outstanding shares as of March 31, 2005.  TNS is accounting for its investment under the equity method of accounting. Due to timing of the receipt of WAY’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag.  For the three months ended March 31, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million.

In January 2005, TNS made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. TNS purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. TNS is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag.  For the three months ended March 31, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.1 million.

3.                                      Long–term Debt

Debt consists of the following (in thousands):

	December 31, 2004	March 31, 2005
Term Loan	$51,000	$48,000
Revolving Credit Facility	—	—
	51,000	48,000
Less: Current portion	(9,000)	(9,250)
Long-term portion	$42,000	$38,750

On March 19, 2004, the Company entered into a senior secured credit facility (the Credit Facility) to replace its prior credit facility. The Credit Facility consists of a $65.0 million term loan (Term Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility). The Credit Facility matures March 19, 2009. Payments on the Term Loan are due in quarterly installments over the five–year term, beginning on March 31, 2004. As of March 31, 2005 total remaining payments on the Term Loan are as follows (in thousands):

Nine months ending December 31, 2005	$6,188
2006	12,812
2007	14,000
2008	15,000
$48,000

For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.50 percent over the LIBOR rate.  For the period from July 1, 2004 through March 31, 2005, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.25 percent over the LIBOR rate (5.13 percent as of March 31, 2005). Thereafter, if the Company achieves a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company’s option, of either 1.0 percent over the lender’s base rate or 2.25 percent over the LIBOR rate. If the Company achieves a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan generally will bear interest at a rate, at the Company’s option, of either 1.25 percent over the lender’s base rate or 2.5 percent over the LIBOR rate. The Company’s leverage ratio as of March 31, 2005 was 0.7 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of March 31, 2005, the Company was required to maintain a leverage ratio of less than 2.0 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 2.0 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the Credit Facility as of March 31, 2005.

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

4.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended March 31,
	2004	2005
Net income (loss)	$(1,659)	$1,454
Foreign currency translation	915	(811)
Total comprehensive income (loss)	$(744)	$643

5.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti–dilutive. For the period prior to the Company’s initial public offering on March 16, 2004, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would be anti–dilutive. In addition, options to purchase 1,013,341 shares of common stock that were outstanding as of March 31, 2004, and the treasury stock effect of 295,500 shares of unvested common stock held by executives and employees as of March 31, 2004 was not included in the computation of diluted net loss per common share for the three months ended March 31, 2004 as the effect would be anti–dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended March 31,
	2004	2005
Net income (loss)	$(1,659)	$1,454
Dividends on preferred stock	(3,428)	—
Net income (loss) attributable to common stockholders	$(5,087)	$1,454
Weighted average common share calculation:
Basic weighted average common shares outstanding	14,906,191	28,007,946
Treasury stock effect of unvested common stock	—	311,181
Treasury stock effect of options	—	65,710
Diluted weighted average common shares outstanding	14,906,191	28,384,837
Net income (loss) per common share:
Basic income (loss) per common share	$(0.34)	$0.05
Diluted income (loss) per common share	$(0.34)	$0.05

6.                                      Segment Information

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended March 31,
	2004	2005
Revenues:
POS	$28,885	$23,159
TSD	8,611	10,037
FSD	5,994	7,307
ISD	16,666	22,629
Total revenues	$60,156	$63,132

EBITDA before stock compensation expense for North American and ISD operations is reflected below (in thousands):

	Three months ended March 31,
	2004	2005
EBITDA before stock compensation expense:
North America	$10,733	$9,195
ISD	4,349	7,197
Total EBITDA before stock compensation expense	$15,082	$16,392

EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2004	2005
EBITDA before stock compensation expense	$15,082	$16,392
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(13,314)	(11,128)
Stock compensation	(76)	(490)
Interest expense	(4,433)	(811)
Interest and other income (expense), net	137	(188)
Income (loss) before income taxes and equity in net loss of unconsolidated affiliate	$(2,604)	$3,775

Goodwill and identifiable intangible assets, net are located in the following reporting segments (in thousands):

	December 31, 2004	March 31, 2005
POS	$147,936	$143,127
TSD	5,117	4,959
FSD	28,233	27,717
ISD	29,308	28,306
Total goodwill and identifiable intangible assets, net	$210,594	$204,109

Geographic Information

The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, New Zealand, Spain, Sweden and The Netherlands. Information regarding revenues and long–lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended March 31,
	2004	2005
Revenues:
North America	$43,490	$40,503
Europe	14,830	19,853
Asia-Pacific	1,836	2,776
Total revenues	$60,156	$63,132

The Company’s long–lived assets including goodwill and identifiable intangible assets, net were located as follows (in thousands):

	December 31, 2004	March 31, 2005
North America	$231,570	$225,494
Europe	42,441	41,399
Asia-Pacific	5,368	5,148
Total long-lived assets	$279,379	$272,041

7.                                      Litigation and Claims

The Company is periodically involved in disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgement filed in June 2004.  After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted. In April 2005, the Company made the payment of $3.25 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute.  This $3.25 million settlement is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by $4.4 million.  In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced.  Based in part on this written confirmation, the Company reduced its liability for this matter by $4.3 million.  This $4.3 million reduction in the liability is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

Included in net income in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005 is a net $0.6 million benefit, or $0.02 per share, related to the legal settlement and reduced state sales tax assessment.

8.                                      Subsequent Events

Tender Offer

On April 5, 2005, TNS commenced a modified Dutch auction tender offer to purchase up to 9 million shares of its outstanding common stock at a price per share of not less than $18.00 nor greater than $18.50 per share net to the seller in cash, for an aggregate purchase price of up to $166.5 million.  The tender offer will expire, unless extended, at 5:00 pm, New York City time, on May 3, 2005.

TNS’ controlling stockholder, GTCR Golder Ranuner L.L.C. and its affiliated investment funds (which are collectively referred to as GTCR), has committed to tender 6 million shares pursuant to the tender offer.  GTCR beneficially owns approximately 12.6 million shares of TNS’ outstanding common stock.  TNS has obtained a commitment letter from General Electric Capital Corporation for a $240 million credit facility, a portion of which will be used to finance the tender offer.  Accordingly, the tender offer will be conditioned upon the closing of this financing pursuant to the terms and conditions contained in the commitment letter and on terms satisfactory to TNS on or prior to the expiration of the tender offer and other customary conditions.

Income Taxes

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. For the Company, the one-year period during which the qualifying distributions can be made is calendar year 2005.

In April 2005, the Company decided to repatriate $10.0 million of foreign earnings under the repatriation provisions of the Jobs Act. Repatriation of these earnings will result in recognition of additional income tax expense in the second quarter of 2005, which we currently estimate to be $0.5 million. The status of pending technical correction legislation and expected guidance that will clarify certain provisions will determine the ultimate amount recognized. The Company intends to reinvest the remaining undistributed foreign earnings indefinitely and, therefore, no provision for U.S. income taxes has been provided against these undistributed earnings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 31, 2005 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward–looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward–looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward–looking statements. The Company has attempted, whenever possible, to identify these forward–looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward–looking statements. Actual results may differ materially from those indicated by such forward–looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes–Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2005. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward–looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward–looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing.  The forward–looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

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

•                  International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also has operations in Australia, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Spain, and Sweden. We provide services in these countries using networks deployed in each country. We also provide services in other countries such as Finland, Hong Kong, Norway and Singapore through connections from the customer’s location to our networks. Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

Long–term Investments

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. we purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, we owned 18.1 percent of WAY’s total outstanding shares. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. As of March 31, 2005, we owned 20.0 percent of WAY’s outstanding shares. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of WAY’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag.  For the three months ended March 31, 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million.

In January 2005, we made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. We are accounting for this investment under the equity method of accounting.  Due to timing of the receipt of IP Commerce’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag.  For the three months ended March 31, 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.1 million.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended March 31,
	2004	2005
Revenues	$60,156	$63,132
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,692	30,230
Engineering and development	3,439	3,906
Selling, general, and administrative	11,019	13,094
Depreciation and amortization of property and equipment	4,806	4,863
Amortization of intangible assets	8,508	6,265
Total operating expenses	58,464	58,358
Income from operations	1,692	4,774
Interest expense	(4,433)	(811)
Interest and other income (expense), net	137	(188)
Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	(2,604)	3,775
Income tax (provision) benefit	982	(1,905)
Equity in net loss of unconsolidated affiliates	(37)	(416)
Net income (loss)	$(1,659)	$1,454

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues.  Total revenues increased $3.0 million, or 4.9%, to $63.1 million for the three months ended March 31, 2005, from $60.1 million for the three months ended March 31, 2004. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $5.7 million, or 19.8%, to $23.2 million for the three months ended March 31, 2005, from $28.9 million for the three months ended March 31, 2004. The $5.7 million decrease in POS revenues resulted from a decline in transaction volumes primarily from our largest customer and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 18.8% to 1.5 billion transactions for the three months ended March 31, 2005, from 1.9 billion transactions for the three months ended March 31, 2004. In 2004, we negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, we recently amended our contract with our largest customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.

International services division.  Revenues from the international services division increased $6.0 million, or 35.8%, to $22.6 million for the three months ended March 31, 2005, from $16.7 million for the three months ended March 31, 2004. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France, Spain and Italy and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $3.0 million, or 27.7%, to $13.8 million for the three months ended March 31, 2005, from $10.8 million for the three months ended March 31, 2004.

Telecommunication services division.  Revenues from the telecommunication services division increased $1.4 million, or 16.6%, to $10.0 million for the three months ended March 31, 2005, from $8.6 million for the three months ended March 31, 2004. The growth in revenues was primarily due to increased usage of our call signaling services.

Financial services division.  Revenues from the financial services division increased $1.3 million, or 21.9%, to $7.3 million for the three months ended March 31, 2005, from $6.0 million for the three months ended March 31, 2004. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

Cost of network services.  Cost of network services decreased $0.5 million, or 1.5%, to $30.2 million for the three months ended March 31, 2005, from $30.7 million for the three months ended March 31, 2004. Cost of network services were 47.9% of revenues for the three months ended March 31, 2005, compared to 51.0% of revenues for the three months ended March 31, 2004. The decrease in cost of network services resulted primarily from a decrease in usage-based vendor telecommunications charges in our POS division, and to a lesser extent, lower usage charges from decreased POS transactions.  The lower usage charges from our POS services were partially offset by higher usage charges from our TSD, FSD and ISD services. Gross profit represented 52.1% of total revenues for the three months ended March 31, 2005, compared to 49.0% for the three months ended March 31, 2004. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges associated with our POS services.

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

Engineering and development expense.  Engineering and development expense increased $0.5 million, or 13.6%, to $3.9 million for the three months ended March 31, 2005, from $3.4 million for the three months ended March 31, 2004. Engineering and development expense represented 6.2% of revenues for the three months ended March 31, 2005 and 5.7% of revenues for the three months ended March 31, 2004. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

Selling, general and administrative expense.  Selling, general and administrative expense increased $2.1 million, or 18.8%, to $13.1 million for the three months ended March 31, 2005, from $11.0 million for the three months ended March 31, 2004. Selling, general and administrative expense represented 20.7% of revenues for the three months ended March 31, 2005, compared to 18.3% of revenues for the three months ended March 31, 2004. Included in selling, general and administrative expenses for the three months ended March 31, 2005 is a $3.2 million charge related to a legal settlement and a $4.2 million benefit from a reduced state sales tax liability assessment.  Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company and stock compensation expense.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $57,000 to $4.9 million for the three months ended March 31, 2005, from $4.8 million for the three months ended March 31, 2004. Depreciation and amortization of property and equipment represented 7.7% of revenues for the three months ended March 31, 2005, compared to 8.0% of revenues for the three months ended March 31, 2004.

Amortization of intangible assets.  Amortization of intangible assets decreased $2.2 million, or 26.4%, to $6.3 million for the three months ended March 31, 2005, from $8.5 million for the three months ended March 31, 2004. The amortization of intangible assets for the three months ended March 31, 2005 and 2004 relates solely to the intangible assets resulting from acquisitions. The decrease was attributable to accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers during the first quarter of 2004. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. Based upon the outcome of our contract negotiations with our largest customer, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter. The intangible asset value attributable to this customer relationship is approximately $24.8 million as of March 31, 2005. We will continue to assess the recoverability of this customer relationship asset based upon anticipated future cash flows.

Interest expense.  Interest expense decreased $3.6 million to $0.8 million for the three months ended March 31, 2005, from $4.4 million for the three months ended March 31, 2004. This decrease was primarily due to the repayment of a portion of our term debt with the net proceeds from our initial public offering in March 2004 and our follow-on offering in the fourth quarter of 2004, as well as the write-off on March 19, 2004 of $2.0 million of deferred financing costs in connection with the termination of our previous senior secured credit facility.

Interest and other income (expense), net.  Interest and other income (expense), net was an expense of $0.2 million for the three months ended March 31, 2005 compared to income of $0.1 million for the three months ended March 31, 2004. Included in other income (expense), net for the three months ended March 31, 2005 is a loss on foreign currency translation of $0.4 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $0.1 million for the three months ended March 31, 2004.

Income tax (provision) benefit.  For the three months ended March 31, 2005, our income tax provision was $1.9 million compared to a benefit of $1.0 million for the three months ended March 31, 2004. Our effective tax rate for the three months ended March 31, 2005 is 50.5% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.

Equity in net loss of unconsolidated affiliates.  For the three months ended March 31, 2005, our equity in net loss of unconsolidated affiliates was $0.4 million compared to $37,000 for the three months ended March 31, 2004. As of March 31, 2005, we have $5.6 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2005 and we may continue to incur losses thereafter.

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

Our operations provided us cash of $15.2 million for the three months ended March 31, 2005, which was attributable to net income of $1.5 million, depreciation, amortization and other non–cash charges of $13.4 million and a decrease in working capital of $0.3 million. Our operations provided us cash of $5.1 million for the three months ended March 31, 2004, which was attributable to a net loss of $1.7 million, depreciation, amortization and other non–cash charges of $14.7 million and a increase in working capital of $7.9 million.

We used cash of $6.9 million in investing activities for the three months ended March 31, 2005, which includes capital expenditures of $4.1 million. In addition, we made investments for $0.8 million in WAY Systems, Inc., a company that provides mobile POS transaction infrastructure and solutions to mobile merchants, and $2.0 million in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions.  We used cash of $3.1 million in investing activities for the three months ended March 31, 2004, which consisted of capital expenditures of $3.1 million.

We used cash of $3.5 million for financing activities for the three months ended March 31, 2005, which includes $3.0 million of long–term debt repayments on our senior secured credit facility.  We used cash of $2.7 million for financing activities for the three months ended March 31, 2004, which consisted primarily of $2.7 million of long–term debt repayments. In addition, we repaid $150.4 million of long–term debt under our previous senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.6 million and borrowings under our new credit facility, net of financing costs, of $79.0 million.

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

As of March 31, 2005, total remaining payments on the Term Loan are as follows (in thousands):

Nine months ending December 31, 2005	$6,188
2006	12,812
2007	14,000
2008	15,000
$48,000

For the period through June 30, 2004, borrowings on the Revolving Credit Facility and the Term Loan generally bore interest at a rate of 2.50 percent over the LIBOR rate.  For the period from July 1, 2004 through March 31, 2005, borrowings on the Revolving Credit Facility and the Term Loan bore interest at a rate of 2.25 percent over the LIBOR rate (5.13 percent as of March 31, 2005). Thereafter, if we achieve a leverage ratio of less than one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. If we achieve a leverage ratio of less than 1.5 but more than or equal to one, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.0 percent over the lender’s base rate or 2.25 percent over the LIBOR rate. If we achieve a leverage ratio of less than 2.2 but more than or equal to 1.5, the borrowings on the Revolving Credit Facility and the Term Loan will generally bear interest at a rate, at our option, of either 1.25 percent over the lender’s base rate or 2.5 percent over the LIBOR rate. Our leverage ratio as of March 31, 2005 was 0.7 to 1.0. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5 percent per annum multiplied by the amount of funds available for borrowing under the Revolving Credit Facility. Interest payments on the Credit Facility are due monthly, bimonthly, or quarterly at our option.

The terms of the Credit Facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of March 31, 2005, we are required to maintain a leverage ratio of less than 2.0 to 1.0, an interest coverage ratio of greater than 5.0 to 1.0 and a fixed charge ratio of greater than 2.0 to 1.0. Certain of the financial covenants will become more restrictive over the term of the Credit Facility. The Credit Facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Credit Facility. The Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, subject to specified grace periods, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We are in compliance with our financial and nonfinancial covenants as of March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” We will adopt SFAS No. 123R on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. We are currently evaluating the impact of adopting SFAS No. 123R. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on its net income and basic and diluted net income per common share for the three months ended March 31, 2004 and 2005 (which may differ from the ultimate impact of the new standard) can be found in Note 1 to the condensed consolidated financial statements in this Form 10–Q.

Other Matters

On April 5, 2005, TNS commenced a modified Dutch auction tender offer to purchase up to 9 million shares of its outstanding common stock at a price per share of not less than $18.00 nor greater than $18.50 per share net to the seller in cash, for an aggregate purchase price of up to $166.5 million.  The tender offer will expire, unless extended, at 5:00 pm, New York City time, on May 3, 2005.

TNS’ controlling stockholder, GTCR Golder Ranuner L.L.C. and its affiliated investment funds (which are collectively referred to as GTCR), has committed to tender 6 million shares pursuant to the tender offer.  GTCR beneficially owns approximately 12.6 million shares of TNS’ outstanding common stock.  TNS has obtained a commitment letter from General Electric Capital Corporation for a $240 million credit facility, a portion of which will be used to finance the tender offer.  Accordingly, the tender offer will be conditioned upon the closing of this financing pursuant to the terms and conditions contained in the commitment letter and on terms satisfactory to TNS on or prior to the expiration of the tender offer and other customary conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2005, we had $48.0 million outstanding under our new senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on March 31, 2005 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $0.4 million to our annual interest expense.

As of March 31, 2005, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 12 countries outside of the U.S., including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, The Netherlands, New Zealand, Spain and Sweden. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short–term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three months ended March 31, 2005, we recorded a loss on foreign currency translation of approximately $0.4 million.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.           Legal Proceedings

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgement filed in June 2004.  After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted. In April 2005, the Company made the payment of $3.25 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute.

We also are party to various legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in the annual report on Form 10-K filed with the Commission on March 31, 2005.

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

TNS, Inc. (Registrant)

Date: May 2, 2005	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr. Chairman and Chief Executive Officer

Date: May 2, 2005	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Executive Vice President, Chief Financial Officer & Treasurer