Form 10-Q
period 2005-06-30
TNS INC
filed 2005-08-15
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Shares Outstanding as of July 1, 2005
21,834,326 Shares of Common Stock, $0.001 par value

TNS, INC.

INDEX

Part I:	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005
Condensed Consolidated Statements of Operations for the three and six months ended June, 2004 and 2005
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2005
Notes to Condensed Consolidated Financial Statements
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures

Part II:	OTHER INFORMATION

	Item 1.	Legal Proceedings
	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	Item 3.	Default Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,788	$19,689
Accounts receivable, net of allowance for doubtful accounts of $4,756 and $4,925, respectively	47,896	46,213
Other current assets	9,349	12,009
Total current assets	77,033	77,911
Property and equipment, net	50,587	49,844
Identifiable intangible assets, net	205,208	194,849
Goodwill	5,386	5,261
Other assets	18,198	19,226
Total assets	$356,412	$347,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,000	$1,650
Accounts payable, accrued expenses and other current liabilities	43,528	42,616
Deferred revenue	14,419	10,714
Total current liabilities	66,947	54,980
Long-term debt, net of current portion	42,000	162,938
Other liabilities	4,967	3,008
Total liabilities	113,914	220,926
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 27,996,053 and 21,834,326 shares issued and outstanding, respectively	28	22
Treasury stock	—	(468)
Additional paid-in capital	281,766	170,052
Accumulated deficit	(37,333)	(35,628)
Deferred stock compensation	(4,766)	(8,445)
Accumulated other comprehensive income	2,803	632
Total stockholders’ equity	242,498	126,165
Total liabilities and stockholders’ equity	$356,412	$347,091

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues	$60,940	$65,354	$121,096	$128,486
Operating expenses:
Cost of network services, exclusive of the items shown separately below	29,133	30,966	59,825	61,196
Engineering and development	3,494	4,034	6,932	7,940
Selling, general, and administrative	12,806	12,957	23,825	26,051
Depreciation and amortization of property and equipment	4,950	4,964	9,756	9,827
Amortization of intangible assets	6,196	7,249	14,705	13,514

Total operating expenses	56,579	60,170	115,043	118,528

Income from operations	4,361	5,184	6,053	9,958
Interest expense	(1,004)	(3,228)	(5,437)	(4,039)
Interest income	50	134	86	250
Other income (expense), net	(268)	(194)	(168)	(498)
Income before income taxes and equity in net loss of unconsolidated affiliates	3,139	1,896	534	5,671
Income tax provision	(1,612)	(929)	(630)	(2,834)
Equity in net loss of unconsolidated affiliates	(61)	(716)	(98)	(1,132)

Net income (loss)	1,466	251	(194)	1,705
Dividends on preferred stock	—	—	(3,428)	—

Net income (loss) attributable to common stockholders	$1,466	$251	$(3,622)	$1,705

Basic net income (loss) per common share	$0.05	$0.01	$(0.17)	$0.07

Diluted net income (loss) per common share	$0.05	$0.01	$(0.17)	$0.06

Basic weighted average common shares outstanding	26,778,520	24,157,435	20,842,355	26,072,053

Diluted weighted average common shares outstanding	27,206,244	24,529,448	20,842,355	26,445,417

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(194)	$1,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,756	9,827
Amortization of intangible assets	14,705	13,514
Deferred income tax (benefit) provision	(1,728)	101
Loss on disposal of property and equipment	—	33
Amortization and write-off of deferred financing costs	2,723	1,390
Equity in net loss of unconsolidated affiliates	98	1,132
Stock compensation	438	1,034
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,062)	1,683
Other current and noncurrent assets	(438)	(1,221)
Accounts payable, accrued expenses and other current and noncurrent liabilities	(2,947)	(2,509)
Deferred revenue	2,231	(3,705)

Net cash provided by operating activities:	19,582	22,984

Cash flows from investing activities:
Purchases of property and equipment	(8,204)	(10,211)
Purchase of Synapse assets from USWD	(6,077)	—
Purchase of vending assets from USWD	(3,748)	—
Investment in affiliated entities	(100)	(2,802)
Purchase of FusionPoint assets	—	(3,501)

Net cash used in investing activities:	(18,129)	(16,514)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $1,979 and $2,727, respectively	84,531	165,188
Repayment of long-term debt	(155,896)	(54,328)
Payment of long-term debt financing costs	—	(75)
Payment of dividends on preferred stock	(173)	—
Proceeds from stock option exercises	16	436
Purchase of treasury stock	—	(468)
Purchase of common stock, inclusive of fees of $996	—	(116,869)
Proceeds from issuance of common stock, net	71,516	—

Net cash used in financing activities:	(6)	(6,116)

Effect of exchange rates on cash and cash equivalents	(108)	(453)

Net increase (decrease) in cash and cash equivalents	1,339	(99)
Cash and cash equivalents, beginning of period	11,074	19,788

Cash and cash equivalents, end of period	$12,413	$19,689

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,397	$969

Cash paid for income taxes	$2,832	$3,009

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business–critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time–sensitive, transaction–related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost–effective services. TNS provides services to customers in the United States and increasingly to international customers.  Internationally, TNS operates networks in 18 countries, including Canada and countries in Europe and the Asia–Pacific region, and uses these networks to provide services to customers in these countries.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 31, 2005, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2004.

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

Goodwill and Identifiable Intangible Assets

Amortization of intangible assets is recorded on a straight-line basis over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis

Developed technology represents the Company’s proprietary knowledge, including processes and procedures, used to configure its networks. Network equipment and software, both purchased and internally developed, are components used to build the networks and are separately identified assets classified within property and equipment.

For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset.  For the Company’s customer relationship assets, the Company recognizes and measures impairment upon the termination or loss of a customer that results in a loss in revenue. For the customer relationship intangible assets, the Company recognizes and measures impairment upon the termination or loss of a customer that results in a loss of revenue.  Included in amortization of intangibles expense for the six months ended June 30, 2004 and for the three and six months ended June 30, 2005 is approximately $2.0 million and $3.1 million, respectively, in accelerated amortization on a portion of the Company’s customer relationship assets in connection with the loss of certain customers during those respective periods.  The Company has experienced revenue and transaction volume declines with a major customer during 2004 and 2005.  The customer relationship intangible asset assigned to this customer is approximately $24.4 million as of June 30, 2005.  The Company assessed the recoverability of this customer relationship intangible asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of June 30, 2005.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. As a result of the adoption of SFAS No. 142 on January 1, 2002, the Company reclassified approximately $2.6 million of net book value allocated to assembled workforce to goodwill, and these assets are no longer amortized. The cost and net book value of the Company’s goodwill was $4.5 million and $4.0 million, respectively, as of January 1, 2002.

The Company performs its annual SFAS No. 142 impairment testing of its goodwill as of October 1 of each year, which could have an adverse effect on the Company’s future results of operations if impairment occurs. To date, the Company’s testing has indicated that there is no impairment of its goodwill.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS

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

In April 2005, the Company decided to repatriate $10.0 million of foreign earnings under the repatriation provisions of the Jobs Act.  Accordingly, the Company has recorded an additional income tax provision of approximately $0.5 million related to this decision, which is included in income tax provision in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. The Company repatriated $9.3 million during the three months ended June 30, 2005.  The Company intends to reinvest the remaining undistributed foreign earnings indefinitely and, therefore, no provision for U.S. income taxes has been provided against these undistributed earnings.

Stock Based Compensation

In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long–Term Incentive Plan (the Plan) and the Company’s stockholders approved the Plan in March 2004. In May 2005, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan by 2,261,000.  The Plan reserves 3,847,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non–employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years. The options expire 10 years from the date of grant. During the three and six months ended June 30, 2005, 20,660 and 20,833 shares of common stock were issued from option exercises.  Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years. As of June 30, 2005, the Company has 446,749 unvested restricted stock units outstanding and approximately $8.4 million of deferred compensation related to these restricted stock units. The deferred compensation is being amortized over the vesting period of the restricted stock units. For the three and six months ended June 30, 2005, the Company recorded compensation expense of approximately $0.5 million and $1.0 million, respectively, related to these restricted stock units.  For the three and six months ended June 30, 2004 the Company recorded compensation expense of $55,000 and $0.3 million, respectively.  During the three and six months ended June 30, 2005, 2,663 shares and 80,875 shares of common stock were issued upon the vesting of restricted stock units.

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

If stock compensation expense had been determined based upon the fair value method at the grant dates, the Company’s net income (loss) attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income (loss) attributable to common stockholders, as reported	$1,466	$251	$(3,622)	$1,705
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	217	326	263	620
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(683)	(806)	(942)	(1,537)
Pro forma net income (loss) attributable to common stockholders	$1,000	$(229)	$(4,301)	$788
Basic net income (loss) per common share, as reported	$0.05	$0.01	$(0.17)	$0.07
Diluted net income (loss) per common share, as reported	$0.05	$0.01	$(0.17)	$0.06

Pro forma basic and diluted net income (loss) per common share	$0.04	$(0.01)	$(0.21)	$0.03

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The Company will adopt SFAS No. 123R on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The Company is currently evaluating the impact of adopting SFAS No. 123R. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on its net income (loss) and basic and diluted net income (loss) per common share for the three and six months ended June 30, 2004 and 2005 (which may differ from the ultimate impact of adopting the new standard) can be found in this Note 1.

2.                                      Stock Repurchase and Retirement

On May 4, 2005 the Company purchased and retired 6,263,435 shares of its common stock, pursuant to a modified Dutch auction tender offer, for $18.50 per share plus expenses of approximately $1.0 million.  Of the shares tendered, 6 million shares were tendered by TNS’ controlling stockholder, GTCR Golder Ranuner L.L.C. and its affiliated investment funds.

3.                                      Long-term Investments and Acquisitions

In August 2004, TNS made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. TNS purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, TNS owned 18.1 percent of WAY’s total outstanding shares. In March 2005, TNS made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares.  TNS owned 20.0 percent of Way’s outstanding shares as of June 30, 2005.  In July 2005, TNS made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009.  TNS is accounting for its investment under the equity method of accounting. Due to timing of the receipt of WAY’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag.  For the three and six months ended June 30, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million and $0.6 million, respectively.

In January 2005, TNS made an investment in IP Commerce, Inc., a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. TNS purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. TNS is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag.  For the three and six months ended June 30, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million and $0.4 million, respectively.

On May 12, 2005, the Company paid approximately $3.5 million, including direct acquisition costs of $0.1 million, for certain tangible and intangible assets of FusionPoint Technology Solutions (FusionPoint)  from Techlan, Inc. as well as a two-year, non-compete agreement.  FusionPoint designs and installs turn-key solutions that integrate legacy devices found in convenience stores and service stations onto an IP network.

The purchase price for the FusionPoint assets was allocated as follows (in thousands):

Customer relationships	$2,960
Non-compete agreement	522
Other tangible assets	19
Net assets acquired	$3,501

The amount allocated to customer relationships is being amortized over their estimated useful life of three years and the amount allocated to the non-compete agreement is being amortized over its’ estimated useful life of two years.  Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.  The Company’s results of operations for the three and six months ended June 30, 2005 include the operating results of the acquisition from May 12, 2005 through June 30, 2005.

4.                                      Long–term Debt

Debt consists of the following (in thousands):

	December 31, 2004	June 30, 2005
Prior Term A Loan	$51,000	$—
Term B Loan	—	164,588
	51,000	164,588
Less: Current portion	(9,000)	(1,650)
Long-term portion	$42,000	$162,938

On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the May 4, 2005 Credit Facility) to finance the stock repurchase described in Note 2 and to replace its March 19, 2004 senior secured credit facility (March 19, 2004 Credit Facility). The May 4, 2005 Credit Facility consists of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility), under which there were no borrowings as of June 30, 2005. The May 4, 2005 Credit Facility matures May 4, 2012. Payments on the Term B Loan are due in quarterly installments over the seven–year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. As of June 30, 2005 total remaining payments on the Term Loan are as follows (in thousands):

Six months ending December 31, 2005	$825
2006	1,650
2007	1,650
2008	1,650
2009	1,650
Thereafter	157,163
$164,588

For the period through June 30, 2005, borrowings on the New Revolving Credit Facility and the Term B Loan bore interest at a rate of 2.00 percent over the LIBOR rate (5.41 percent as of June 30, 2005). Thereafter, if the Company achieves a leverage ratio of less than 1.75, the borrowings on the New Revolving Credit Facility and the Term B Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. The Company’s leverage ratio as of June 30, 2005 was 2.41 to 1.0. The New Revolving Credit Facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on the Company’s leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the May 4, 2005 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of June 30, 2005, the Company was required to maintain a leverage ratio of less than 2.85 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the May 4, 2005 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the May 4, 2005 Revolving Credit Facility. The May 4, 2005 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the May 4, 2005 Credit Facility as of June 30, 2005.

In connection with the closing of the May 4, 2005 Credit Facility, the Company incurred approximately $2.7 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the May 4, 2005 Credit Facility. In connection with the termination of the March 19, 2004 Credit Facility in May 2005, the Company wrote–off approximately $1.1 million in unamortized deferred financing costs related to the March 19, 2004 Credit Facility. Such write–off has been included in interest expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2005.

On March 19, 2004, the Company entered into a senior secured credit facility (the March 19, 2004 Credit Facility) to replace its prior credit facility consisting of a $65.0 million term loan (Term A Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility).  In connection with the closing of the March 19, 2004 Credit Facility, the Company incurred approximately $2.0 million in financing costs. These financing costs were deferred and were being amortized using the effective interest method over the life of the March 19, 2004 Credit Facility. In connection with the termination of the prior credit facility in March 2004, the Company wrote–off approximately $2.0 million in unamortized deferred financing costs related to the prior credit facility. Such write–off has been included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

5.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income (loss)	$1,466	$251	$(194)	$1,705
Foreign currency translation adjustments	(886)	(1,360)	31	(2,171)
Total comprehensive income (loss)	$580	$(1,109)	$(163)	$(466)

6.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti–dilutive. For the period prior to the Company’s initial public offering on March 16, 2004, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would be anti–dilutive.  In addition, options to purchase 1,145,597 shares of common stock that were outstanding as of June 30, 2004 were excluded from the computation of diluted net loss per common share for the six months ended June 30, 2004 as their effect would be anti-dilutive. The treasury stock effect of 304,000 shares of unvested restricted stock units held by executives and employees as of June 30, 2004 was not included in the computation of diluted net loss per common share for the six months ended June 30, 2004 as the effect would be anti-dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income (loss)	$1,466	$251	$(194)	$1,705
Dividends on preferred stock	—	—	(3,428)	—

Net income (loss) attributable to common stockholders	$1,466	$251	$(3,622)	$1,705

Weighted average common share calculation:
Basic weighted average common shares outstanding	26,778,520	24,157,435	20,842,355	26,072,053
Treasury stock effect of unvested restricted stock units	302,132	280,985	—	296,020
Treasury stock effect of options	125,592	91,028	—	77,344

Diluted weighted average common shares outstanding	27,206,244	24,529,448	20,842,355	26,445,417

Net income (loss) per common share:
Basic net income (loss) per common share	$0.05	$0.01	$(0.17)	$0.07
Diluted net income (loss) per common share	$0.05	$0.01	$(0.17)	$0.06

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Revenues:
POS	$28,586	$22,113	$57,471	$45,272
TSD	8,241	11,213	16,851	21,250
FSD	6,163	7,735	12,158	15,042
ISD	17,950	24,293	34,616	46,922

Total revenues	$60,940	$65,354	$121,096	$128,486

EBITDA before stock compensation expense for North American and ISD operations is reflected below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

EBITDA before stock compensation expense:
North America	$10,384	$9,261	$21,118	$18,456
ISD	5,485	8,680	9,834	15,877

Total EBITDA before stock compensation expense	$15,869	$17,941	$30,952	$34,333

EBITDA before stock compensation expense differs from income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

EBITDA before stock compensation expense	$15,869	$17,941	$30,952	$34,333
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(11,146)	(12,213)	(24,461)	(23,341)
Stock compensation expense	(362)	(544)	(438)	(1,034)
Interest expense	(1,004)	(3,228)	(5,437)	(4,039)
Interest and other income (expense), net	(218)	(60)	(82)	(248)

Income before income taxes and equity in net loss of unconsolidated affiliates	$3,139	$1,896	$534	$5,671

Goodwill and identifiable intangible assets, net are located in the following reporting segments (in thousands):

	December 31, 2004	June 30, 2005
POS	$147,936	$141,638
TSD	5,117	4,801
FSD	28,233	26,368
ISD	29,308	27,303
Total goodwill and identifiable intangible assets, net	$210,594	$200,110

Geographic Information

The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, New Zealand, Poland, Spain, Sweden and The Netherlands. Information regarding revenues and long–lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues:
North America	$42,990	$41,061	$86,480	$81,564
Europe	15,870	21,640	30,700	41,493
Asia-Pacific	2,080	2,653	3,916	5,429

Total revenues	$60,940	$65,354	$121,096	$128,486

The Company’s long–lived assets including goodwill and identifiable intangible assets, net were located as follows (in thousands):

	December 31, 2004	June 30, 2005
North America	$231,570	$225,306
Europe	42,441	39,025
Asia-Pacific	5,368	4,849
Total long-lived assets	$279,379	$269,180

8.                                      Litigation and Claims

The Company is periodically involved in disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgment filed in June 2004.  After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted, but had not yet executed an agreement as of March 31, 2005. In April 2005, the Company made the payment of $3.3 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute.  This $3.3 million settlement is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by an amount in excess of  $4 million.  In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million.  Based on this written confirmation, the Company reduced its liability for this matter by $4.3 million during the first quarter of 2005.  In July 2005, the Company entered into an agreement with that state’s Department of Revenue to settle the outstanding liability for $0.8 million and concurrently entered into an agreement with a customer to reimburse the Company for $0.5 million of the settlement amount.  Based on these final executed settlements, the Company reduced its net liability for this matter by $1.5 million during the three months ended June 30, 2005. This $1.5 million and $5.8 million reduction in the liability, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for three and six months ended June 30, 2005. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

Included in net income in the accompanying condensed consolidated statement of operations for the three months ended June

30, 2005 is a $0.9 million benefit, or $0.04 per share, related to the state sales tax settlement, net of related tax provision.  Included in net income in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005 is a $1.5 million net benefit, or $0.06 per share, related to the reduced state sales tax liability and legal settlement.

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

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. Internationally, we operate networks in 18 countries, including Canada and countries in Europe and the Asia-Pacific region, and we use these networks to provide services to customers in these countries.

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

•                  International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also has operations in Australia, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, The Netherlands, New Zealand, Norway, Poland, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country.  Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

In March 2004, we completed our initial public offering (IPO) of common stock issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the outstanding debt under our then-existing senior secured credit facility. On March 19, 2004, we entered into a new senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our then-existing senior secured credit facility. In connection with the termination of our then-existing senior secured credit facility, we recognized a charge of approximately $2.0 million related to the write-off of unamortized deferred financing costs. Such write-off was included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

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

On May 4, 2005, we repurchased and retired 6,263,435 shares of our common stock, pursuant to a modified Dutch auction tender offer, at a price of $18.50 per share, including expenses, for approximately $116.9 million.  Of the shares tendered, 6 million shares were tendered by our controlling stockholder, GTCR Golder Ranuner L.L.C. and its affiliated investment funds. Concurrent with the closing of the stock repurchase, we entered into an amended and restated senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our previous senior secured credit facility and to finance the share repurchase.  In connection with the termination of our previous senior secured credit facility, we recognized a charge of approximately $1.1 million related to the write-off of unamortized deferred financing costs. Such write-off was included in interest expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2005.

Long–term Investments and Acquisitions

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants.  We purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, we owned 18.1 percent of WAY’s total outstanding shares. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares.  In July 2005, we made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009.  As of June 30, 2005, we owned 20.0 percent of WAY’s outstanding shares. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of WAY’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag.  For the three and six months ended June 30, 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million and $0.6 million, respectively.

In January 2005, we made an investment in IP Commerce, Inc., a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. We are accounting for this investment under the equity method of accounting.  Due to timing of the receipt of IP Commerce’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag.  For the three and six months ended June 30, 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million and $0.4 million, respectively.

On May 12, 2005 we paid approximately $3.5 million, including direct acquisition costs of $0.1 million, for certain tangible and intangible assets of FusionPoint Technology Solutions (FusionPoint) from Techlan, Inc. as well as a two-year, non-compete agreement.  FusionPoint designs and installs turn-key solutions that integrate legacy devices found in convenience stores and service stations onto an IP network.  We accounted for the acquisition of the FusionPoint assets under the purchase method with the total consideration allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $3.5 million.  Our consolidated results of operations for the three and six months ended June 30, 2005 include the operating results of this acquisition from May 12, 2005 through June 30, 2005.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Revenues	$60,940	$65,354	$121,096	$128,486
Operating expenses:
Cost of network services, exclusive of the items shown separately below	29,133	30,966	59,825	61,196
Engineering and development	3,494	4,034	6,932	7,940
Selling, general, and administrative	12,806	12,957	23,825	26,051
Depreciation and amortization of property and equipment	4,950	4,964	9,756	9,827
Amortization of intangible assets	6,196	7,249	14,705	13,514

Total operating expenses	56,579	60,170	115,043	118,528

Income from operations	4,361	5,184	6,053	9,958
Interest expense	(1,004)	(3,228)	(5,437)	(4,039)
Interest and other income (expense), net	(218)	(60)	(82)	(248)

Income before income taxes and equity in net loss of unconsolidated affiliates	3,139	1,896	534	5,671
Income tax provision	(1,612)	(929)	(630)	(2,834)
Equity in net loss of unconsolidated affiliates	(61)	(716)	(98)	(1,132)

Net income (loss)	$1,466	$251	$(194)	$1,705

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Revenues.  Total revenues increased $4.4 million, or 7.2%, to $65.4 million for the three months ended June 30, 2005, from $60.1 million for the three months ended June 30, 2004. We generate revenues through four business divisions.

POS division.  Revenues from the POS division decreased $6.5 million, or 22.6%, to $22.1 million for the three months ended June 30, 2005, from $28.6 million for the three months ended June 30, 2004. The $6.5 million decrease in POS revenues resulted from a decline in transaction volumes primarily from a major customer and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 20.4% to 1.5 billion transactions for the three months ended June 30, 2005, from 1.9 billion transactions for the three months ended June 30, 2004. We negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, we recently amended our contract with a major customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.

International services division.  Revenues from the international services division increased $6.3 million, or 35.3%, to $24.3 million for the three months ended June 30, 2005, from $18.0 million for the three months ended June 30, 2004. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Central Europe and Australia, and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $3.6 million, or 31.7%, to $14.8 million for the three months ended June 30, 2005, from $11.3 million for the three months ended June 30, 2004.

Telecommunication services division.  Revenues from the telecommunication services division increased $3.0 million, or 36.1%, to $11.2 million for the three months ended June 30, 2005, from $8.2 million for the three months ended June 30, 2004. The growth in revenues was primarily due to increased usage of our call signaling services from new and existing customers.

Financial services division.  Revenues from the financial services division increased $1.6 million, or 25.5%, to $7.7 million for the three months ended June 30, 2005, from $6.2 million for the three months ended June 30, 2004. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Cost of network services.  Cost of network services increased $1.8 million, or 6.3%, to $31.0 million for the three months ended June 30, 2005, from $29.1 million for the three months ended June 30, 2004. Cost of network services were 47.4% of revenues for the three months ended June 30, 2005, compared to 47.8% of revenues for the three months ended June 30, 2004. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services partially offset by lower usage charges from decreased POS transactions and to a lesser extent a decrease in usage-based vendor telecommunications charges in our POS division. Gross profit represented 52.6% of total revenues for the three months ended June 30, 2005, compared to 52.2% for the three months ended June 30, 2004. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges associated with our POS services.

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

Engineering and development expense.  Engineering and development expense increased $0.5 million, or 15.5%, to $4.0 million for the three months ended June 30, 2005, from $3.5 million for the three months ended June 30, 2004. Engineering and development expense represented 6.2% of revenues for the three months ended June 30, 2005 and 5.7% of revenues for the three months ended June 30, 2004. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

Selling, general and administrative expense.  Selling, general and administrative expense increased $0.2 million, or 1.2%, to $13.0 million for the three months ended June 30, 2005, from $12.8 million for the three months ended June 30, 2004. Selling, general and administrative expense represented 19.8% of revenues for the three months ended June 30, 2005, compared to 21.0% of revenues for the three months ended June 30, 2004. Included in selling, general and administrative expenses for the three months ended June 30, 2005 is a $1.5 million benefit from a state sales tax liability settlement.  Excluding this item, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company and stock compensation expense.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $14,000 to $5.0 million for the three months ended June 30, 2005, from $5.0 million for the three months ended June 30, 2004. Depreciation and amortization of property and equipment represented 7.6% of revenues for the three months ended June 30, 2005, compared to 8.1% of revenues for the three months ended June 30, 2004.

Amortization of intangible assets.  Amortization of intangible assets increased $1.0 million, or 17.0%, to $7.2 million for the three months ended June 30, 2005, from $6.2 million for the three months ended June 30, 2004. The amortization of intangible assets for the three months ended June 30, 2005 and 2004 relates solely to the intangible assets resulting from acquisitions. The increase was primarily attributable to approximately $3.1 million in accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers during the three months ended June 30, 2005, partially offset by a reduction in amortization expense due to certain intangible assets becoming fully amortized. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue.  Based on the outcome of our contract negotiations with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.  The intangible asset value attributable to this customer relationship is approximately $24.4 million as of June 30, 2005.  We assessed the recoverability of this customer relationship asset based upon anticipated future cash flows and concluded that no impairment existed.

Interest expense.  Interest expense increased $2.2 million to $3.2 million for the three months ended June 30, 2005, from $1.0 million for the three months ended June 30, 2004. This increase was primarily due to the additional borrowings under our amended and restated senior secured credit facility, as well as the write-off on May 4, 2005 of approximately $1.1 million of deferred financing costs in connection with the termination of our previous senior secured credit facility.

Interest and other income (expense), net.  Interest and other income (expense), net was an expense of $60,000 for the three months ended June 30, 2005 compared $0.2 million for the three months ended June 30, 2004.

Income tax provision.  For the three months ended June 30, 2005, our income tax provision was $0.9 million compared to $1.6 million for the three months ended June 30, 2004. Our effective tax rate for the three months ended June 30, 2005 is 49.0% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.  In addition we made the decision, in April 2005, to repatriate $10.0 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004 for which we have provided an income tax provision of approximately $0.5 million.

Equity in net loss of unconsolidated affiliates.  For the three months ended June 30, 2005, our equity in net loss of unconsolidated affiliates was $0.7 million compared to $61,000 for the three months ended June 30, 2004. As of June 30, 2005, we have $4.9 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2005 and we may continue to incur losses thereafter.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues.  Total revenues increased $7.4 million, or 6.1%, to $128.5 million for the six months ended June 30, 2005, from $121.1 million for the six months ended June 30, 2004. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $12.2 million, or 21.2%, to $45.3 million for the six months ended June 30, 2005, from $57.5 million for the six months ended June 30, 2004. The $12.2 million decrease in POS revenues resulted from a decline in transaction volumes primarily from our largest customer and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 19.6% to 3.0 billion transactions for the six months ended June 30, 2005, from 3.7 billion transactions for the six months ended June 30, 2004. In 2004, we negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, we recently amended our contract with a major customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.

International services division.  Revenues from the international services division increased $12.3 million, or 35.5%, to $46.9 million for the six months ended June 30, 2005, from $34.6 million for the six months ended June 30, 2004. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Central Europe and Australia, and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $6.6 million, or 22.9%, to $28.6 million for the six months ended June 30, 2005, from $22.1 million for the six months ended June 30, 2004.

Telecommunication services division.  Revenues from the telecommunication services division increased $4.4 million, or 26.1%, to $21.3 million for the six months ended June 30, 2005, from $16.9 million for the six months ended June 30, 2004. The growth in revenues was primarily due to increased usage of our call signaling services from new and existing customers.

Financial services division.  Revenues from the financial services division increased $2.9 million, or 23.7%, to $15.0 million for the six months ended June 30, 2005, from $12.2 million for the six months ended June 30, 2004. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Cost of network services.  Cost of network services increased $1.4 million, or 2.3%, to $61.2 million for the six months ended June 30, 2005, from $59.8 million for the six months ended June 30, 2004. Cost of network services were 47.6% of revenues for the six months ended June 30, 2005, compared to 49.4% of revenues for the six months ended June 30, 2004. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services partially offset by lower usage charges from decreased POS transactions and to a lesser extent a decrease in usage-based vendor telecommunications charges in our POS division. Gross profit represented 52.4% of total revenues for the six months ended June 30, 2005, compared to 50.6% for the six months ended June 30, 2004. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our financial services division and international services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges associated with our POS services.

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

Engineering and development expense.  Engineering and development expense increased $1.0 million, or 14.5%, to $7.9 million for the six months ended June 30, 2005, from $6.9 million for the six months ended June 30, 2004. Engineering and development expense represented 6.2% of revenues for the six months ended June 30, 2005 and 5.7% of revenues for the six months ended June 30, 2004. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion.

Selling, general and administrative expense.  Selling, general and administrative expense increased $2.2 million, or 9.3%, to $26.0 million for the six months ended June 30, 2005, from $23.8 million for the six months ended June 30, 2004. Selling, general and administrative expense represented 20.3% of revenues for the six months ended June 30, 2005, compared to 19.7% of revenues for the six months ended June 30, 2004. Included in selling, general and administrative expenses for the six months ended June 30, 2005 is a charge related to a legal settlement of approximately $3.3 million and a benefit from a reduced state sales tax liability assessment of approximately $5.8 million. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company and stock compensation expense.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $70,000 to $9.8 million for the six months ended June 30, 2005, from $9.8 million for the six months ended June 30, 2004. Depreciation and amortization of property and equipment represented 7.7% of revenues for the six months ended June 30, 2005, compared to 8.1% of revenues for the six months ended June 30, 2004.

Amortization of intangible assets.  Amortization of intangible assets decreased $1.2 million, or 8.1%, to $13.5 million for the six months ended June 30, 2005, from $14.7 million for the six months ended June 30, 2004. The amortization of intangible assets for the six months ended June 30, 2005 and 2004 relates solely to the intangible assets resulting from acquisitions. The decrease was primarily attributable to certain intangible assets becoming fully amortized during the second half of 2004 and first quarter of 2005.  In the six months ended June 30, 2005 and 2004 we accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers by $3.1million and $2.0 million, respectively.  For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue.  Based on the outcome of our contract negotiations with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.  The intangible asset value attributable to this customer relationship is approximately $24.4 million as of June 30, 2005.  We assessed the recoverability of this customer relationship asset based upon anticipated future cash flows, and concluded no impairment existed as of June 30, 2005.

Interest expense.  Interest expense decreased $1.4 million to $4.0 million for the six months ended June 30, 2005, from $5.4 million for the six months ended June 30, 2004. This decrease was primarily due to the write-off in March, 2004 of approximately $2.0 million of deferred financing costs in connection with the termination of our then existing credit facility partially offset by the write-off in May 2005 of approximately $1.1 million of deferred financing costs in connection with the termination of our previous senior secured credit facility.

Interest and other income (expense), net.  Interest and other income (expense), net was an expense of $0.2 million for the six months ended June 30, 2005 compared to $0.1 million for the six months ended June 30, 2004.

Income tax provision.  For the six months ended June 30, 2005, our income tax provision was $2.8 million compared to $0.6 million for the six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 is 50.0% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.  In addition we made the decision, in April 2005, to repatriate $10.0 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004 for which we have provided an income tax provision of approximately $0.5 million.

Equity in net loss of unconsolidated affiliates.  For the six months ended June 30, 2005, our equity in net loss of unconsolidated affiliates was $1.1 million compared to $98,000 for the six months ended June 30, 2004. As of June 30, 2005, we have $4.9 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2005 and we may continue to incur losses thereafter.

Seasonality

Credit card and debit card transactions account for a major percentage of the transaction volume processed by our customers. The volume of these transactions on our networks generally is greater in the third and fourth quarter vacation and holiday seasons than during the rest of the year. Consequently, revenues and earnings from credit card and debit card transactions in the first and second quarter generally are lower than revenues and earnings from credit card and debit card transactions in the third and fourth quarters of the immediately preceding year. We expect that our operating results in the foreseeable future will be significantly affected by seasonal trends in the credit card and debit card transaction market.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. The borrowings under our May 4, 2005 amended and restated senior secured credit facility were used to finance the stock repurchase on May 4, 2005, as well as to repay the amounts outstanding under our previous senior secured credit facility.  The proceeds from our initial public offering in March 2004, along with the proceeds from borrowings under our previous senior secured credit facility, were used to repay the amounts outstanding under our then-existing senior secured credit facility. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our amended and restated senior secure credit facility, will be adequate to meet our anticipated needs for the foreseeable future. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

Our operations provided us cash of $23.0 million for the six months ended June 30, 2005, which was attributable to net income of $1.7 million, depreciation, amortization and other non-cash charges of $27.0 million and an increase in working capital of $5.8 million. Our operations provided us cash of $19.6 million for the six months ended June 30, 2004, which was attributable to a net loss of $0.2 million, depreciation, amortization and other non-cash charges of $26.0 million and a decrease in working capital of $6.2 million.

We used cash of $16.5 million in investing activities for the six months ended June 30, 2005, which includes capital expenditures of $10.1 million. In addition, we made investments for $0.8 million in WAY and $2.0 million in IP Commerce and we purchased certain assets of FusionPoint for $3.5 million.  We used cash of $18.1 million in investing activities for the six months ended June 30, 2004, which includes capital expenditures of $8.2 million.  In addition, we spent $6.1 million and $3.7 million, respectively to purchase the Synapse and vending assets from USWD.  Significant portions of our capital expenditures in each period were for network equipment, third-party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements.  Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes.  We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

We used cash of $6.1 million for financing activities for the six months ended June 30, 2005, which includes borrowings under our amended and restated senior secure credit facility, net of financing costs, of $165.2 million that were used to finance the purchase and retirement of 6,263,435 shares of our common stock at a price of $18.50 per share plus expenses for approximately $116.9 million and to repay $48.0 million of long-term debt under our previous senior secured credit facility.  In addition, we made long-term debt repayments of $3.3 million on our amended and restated senior secure credit facility and an additional $3.0 million on our March 19, 2004 credit facility. We used cash of $6,000 for financing activities for the six months ended June 30, 2004, which includes $5.5 million of long-term debt repayments on our previous senior secured credit facility and $150.4 million of long-term debt under our then-existing senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.5 million and borrowings under our new credit facility, net of financing costs, of $79.0 million.  We also borrowed $5.5 million in May 2004 under our previous senior secured credit facility, the proceeds of which were used to fund the acquisition of the Synapse assets from USWD.

Amended and Restated Senior Secured Credit Facility

On May 4, 2005, we entered into an amended and restated senior secured credit facility to finance the stock repurchase and to replace our previous senior secured credit facility. The amended and restated senior secure credit facility consists of a $165.0 million term loan and a revolving credit facility of $30.0 million, under which there were no borrowings as of June 30, 2005. The amended and restated senior secure credit facility matures May 4, 2012. Payments on the term loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. As of June 30, 2005 total remaining payments on the term loan are as follows (in thousands):

Six months ending December 31, 2005	$825
2006	1,650
2007	1,650
2008	1,650
2009	1,650
Thereafter	157,163
$164,588

For the period through June 30, 2005, borrowings on the revolving credit facility and the term loan bore interest at a rate of 2.00 percent over the LIBOR rate (5.41 percent as of June 30, 2005). Thereafter, if we achieve a leverage ratio of less than 1.75, the borrowings on the revolving credit facility and the term loan generally will bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. Our leverage ratio as of June 30, 2005 was 2.5 to 1.0. The revolving credit facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the revolving credit facility. Interest payments on the amended and restated senior secure credit facility are due monthly, bimonthly, or quarterly at our option.

The terms of the amended and restated senior secure credit facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of June 30, 2005, we were required to maintain a leverage ratio of less than 2.85 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the amended and restated senior secure credit facility. The amended and restated senior secure credit facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the amended and restated senior secure credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the amended and restated senior secure revolving credit facility. The amended and restated senior secure credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and nonfinancial covenants of the amended and restated senior secure credit facility as of June 30, 2005.

On March 19, 2004, we entered into a senior secured credit facility to replace our then-existing senior secured credit facility. The senior secured credit facility consisted of a $65.0 million term loan and a revolving credit facility of $30.0 million.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” We will adopt SFAS No. 123R on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. We are currently evaluating the impact of adopting SFAS No. 123R. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on net income and basic and diluted net income per common share for the three and six months ended June 30, 2004 and 2005 (which may differ from the ultimate impact of the new standard) can be found in Note 1 to the condensed consolidated financial statements in this Form 10–Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2005, we had $164.6 million outstanding under our new senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on June 30, 2005 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.6 million to our annual interest expense.

As of June 30, 2005, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 18 countries outside of the U.S., including the United Kingdom, Australia, Canada, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, The Netherlands, New Zealand, Norway, Poland, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country.  We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short–term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the six months ended June 30, 2005, we recorded a loss on foreign currency translation of approximately $0.6 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.           Legal Proceedings

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgment filed in June 2004.  After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted. In April 2005, the Company made the payment of $3.25 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by an amount in excess of  $4 million.  In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million.  In July 2005, the Company entered into an agreement with that state’s Department of Revenue to settle the remaining outstanding liability of approximately $1.5 million for $0.8 million and concurrently entered into an agreement with a customer to reimburse the Company for $0.5 million of the settlement amount.  Both the Company and the customers involved are vigorously defending the remaining proposed assessments. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

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

None.

Item 3.           Default Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 17, 2005. The stockholders voted on the following matters as set forth in the proxy statement:

1.  ELECTION OF DIRECTORS. The stockholders voted to elect nine directors to a one-year term expiring at the annual meeting of stockholders in 2006. The voting tabulation for each nominee was as follows:

Director	Votes in Favor	Votes Withheld

John J. McDonnell, Jr.	25,135,172	208,962

Brian J. Bates	25,204,324	139,810

John J. McDonnell III	25,205,374	138,760

Bruce V. Rauner	25,200,049	144,085

Philip A. Canfield	24,920,477	423,657

John B. Benton	25,320,034	24,100

Stephen X. Graham	25,040,962	303,172

George G. Moore	24,614,874	729,260

John V. Sponyoe	25,320,034	24,100

2.  INCREASE IN THE COMMON STOCK SUBJECT TO THE 2004 LONG-TERM INCENTIVE PLAN. The stockholders approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the Company’s 2004 Long-Term Incentive Plan from 1,586,384 to 3,847,384 shares.  The voting tabulation was as follows: 19,755,847 votes in favor of the increase; 3,913,149 votes against the increase; and 850 abstentions.

3.  RATIFICATION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent accountants for the current fiscal year. The voting tabulation was as follows: 25,295,102 votes in favor of the ratification; 49,032 against the ratification; and no abstentions.

Item 5.           Other Information

None.

Item 6.           Exhibits

(10.1)   Amended and Restated Credit Agreement, dated as of May 4, 2005, by and among Transaction Network Services, Inc., Registrant, the several financial institutions from time to time party thereto and General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, with GECC Capital Markets Group, Inc., as Lead Arranger*

(31.1)   Certification—Chief Executive Officer

(31.2)   Certification—Chief Financial Officer

(32.1)   Written Statement of Chief Executive Officer and Chief Financial Officer

*             Incorporated by reference to the exhibit of same designation in the Report on Form 8-K filed by the Registrant on May 5, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: August 15, 2005	By:	/s/ John J. McDonnell, Jr.
John J. McDonnell, Jr.
Chairman and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Henry H. Graham, Jr.
Henry H. Graham, Jr.
Executive Vice President, Chief Financial Officer & Treasurer