Form 10-Q
period 2005-09-30
TNS INC
filed 2005-11-14
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of October 1, 2005

23,967,892 Shares of Common Stock, $0.001 par value

TNS, INC.

INDEX

Part I:	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005
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

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,788	$24,564
Accounts receivable, net of allowance for doubtful accounts of $4,756 and $5,021, respectively	47,896	47,970
Current deferred tax asset	1,167	6,049
Prepaid expenses	3,279	5,197
Other current assets	4,903	7,928
Total current assets	77,033	91,708
Property and equipment, net	50,587	49,109
Identifiable intangible assets, net	205,208	191,049
Goodwill	5,386	5,255
Other assets	18,198	15,945
Total assets	$356,412	$353,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,000	$1,650
Accounts payable, accrued expenses and other current liabilities	43,528	44,100
Deferred revenue	14,419	10,571
Total current liabilities	66,947	56,321
Long-term debt, net of current portion	42,000	117,525
Other liabilities	4,967	2,952
Total liabilities	113,914	176,798
Commitments and contingencies
Stockholders’ equity:
Common stock $0.001 par value; 130,000,000 shares authorized; 27,996,053 shares issued and outstanding and 23,995,385 shares issued and 23,967,892 outstanding, respectively	28	24
Treasury stock	—	(511)
Additional paid-in capital	281,766	217,212
Accumulated deficit	(37,333)	(32,995)
Deferred stock compensation	(4,766)	(7,668)
Accumulated other comprehensive income	2,803	206
Total stockholders’ equity	242,498	176,268
Total liabilities and stockholders’ equity	$356,412	$353,066

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues	$64,584	$64,836	$185,680	$193,321
Operating expenses:
Cost of network services, exclusive of the items shown separately below	31,344	30,074	91,170	91,270
Engineering and development	3,748	3,813	10,680	11,753
Selling, general, and administrative	12,690	13,796	36,515	39,847
Depreciation and amortization of property and equipment	4,989	4,541	14,746	14,367
Amortization of intangible assets	6,151	4,249	20,855	17,763

Total operating expenses	58,922	56,473	173,966	175,000

Income from operations	5,662	8,363	11,714	18,321
Interest expense	(1,035)	(2,997)	(6,472)	(7,036)
Interest income	130	172	216	422
Other income (expense), net	389	(22)	221	(521)
Income before income taxes and equity in net loss of unconsolidated affiliates	5,146	5,516	5,679	11,186
Income tax provision	(1,714)	(2,085)	(2,344)	(4,919)
Equity in net loss of unconsolidated affiliates	(682)	(797)	(780)	(1,929)

Net income	2,750	2,634	2,555	4,338
Dividends on preferred stock	—	—	(3,428)	—

Net income (loss) attributable to common stockholders	$2,750	$2,634	$(873)	$4,338

Basic net income (loss) per common share	$0.10	$0.12	$(0.04)	$0.18

Diluted net income (loss) per common share	$0.10	$0.12	$(0.04)	$0.17

Basic weighted average common shares outstanding	26,781,393	22,040,253	22,836,485	24,703,641

Diluted weighted average common shares outstanding	27,210,963	22,631,624	22,836,485	25,110,688

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$2,555	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,746	14,367
Amortization of intangible assets	20,855	17,763
Deferred income tax (benefit) provision	(3,333)	2,781
(Gain) loss on disposal of property and equipment	(235)	27
Amortization and write-off of deferred financing costs	2,919	2,091
Equity in net loss of unconsolidated affiliates	780	1,929
Stock compensation expense	798	1,789
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,047)	(74)
Other current and noncurrent assets	(4,076)	(3,546)
Accounts payable, accrued expenses and other current and noncurrent liabilities	2,660	(4,162)
Deferred revenue	2,357	(3,848)

Net cash provided by operating activities:	33,979	33,455

Cash flows from investing activities:
Purchases of property and equipment	(16,396)	(14,087)
Purchase of Synapse assets from USWD	(6,077)	—
Purchase of vending assets from USWD	(3,748)	—
Investments in affiliated entities	(3,600)	(5,505)
Purchase of FusionPoint assets	—	(3,501)
Purchase of Process Logistics assets	—	(558)

Net cash used in investing activities:	(29,821)	(23,651)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $1,979 and $2,727, respectively	84,531	165,188
Repayment of long-term debt	(158,646)	(99,740)
Payment of long-term debt financing costs	—	(75)
Payment of dividends on preferred stock	(173)	—
Proceeds from stock option exercises	101	1,554
Purchase of treasury stock	—	(511)
Purchase of common stock, inclusive of fees of $996	—	(116,869)
Proceeds from issuance of common stock, net	71,516	46,065

Net cash used in financing activities:	(2,671)	(4,388)

Effect of exchange rates on cash and cash equivalents	405	(640)

Net increase in cash and cash equivalents	1,892	4,776
Cash and cash equivalents, beginning of period	11,074	19,788

Cash and cash equivalents, end of period	12,966	24,564

Supplemental disclosures of cash flow information:
Cash paid for interest	4,244	4,543

Cash paid for income taxes	$3,121	$4,186

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s prospectus filed with the SEC on September 16, 2005 (File No. 333-127851), which includes consolidated financial statements and the notes thereto for the year ended December 31, 2004.

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

For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset.  For the Company’s customer relationship assets, the Company recognizes and measures impairment upon the significant loss of revenue from a customer. Included in amortization of intangibles expense for the nine months ended September 30, 2004 and September 30, 2005 is approximately $2.2 million and $3.1 million, respectively, in accelerated amortization on a portion of the Company’s customer relationship assets in connection with the loss of certain customers during those respective periods.  The Company has experienced revenue and transaction volume declines with a major customer during 2004 and 2005.  The customer relationship intangible asset assigned to this customer is approximately $24.1 million as of September 30, 2005.  The Company assessed the recoverability of this customer relationship intangible asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of September 30, 2005.

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

In April 2005, the Company decided to repatriate $10.0 million of foreign earnings under the repatriation provisions of the Jobs Act.  Accordingly, the Company has recorded an additional income tax provision of approximately $0.5 million related to this decision, which is included in income tax provision in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005. The Company repatriated $9.3 million during the nine months ended September 30, 2005 and an additional $0.7 million in October 2005.

In October 2005, the Company decided to repatriate an additional $5.4 million of foreign earnings under the repatriation provisions of the Jobs Act.  Repatriation of these earnings will result in recognition of additional income tax expense in the fourth quarter of 2005, which will be approximately $0.3 million.  The Company intends to reinvest the remaining undistributed foreign earnings indefinitely and, therefore, no provision for U.S. income taxes has been provided against these undistributed earnings.

Stock Based Compensation

In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long–Term Incentive Plan (the Plan) and the Company’s stockholders approved the Plan in March 2004. In May 2005, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan by 2,261,000.  The Plan reserves 3,847,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non–employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years. The options expire 10 years from the date of grant. During the three and nine months ended September 30, 2005, 53,227 and 74,060 shares of common stock were issued from option exercises.  Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years. As of September 30, 2005, the Company has 434,476 unvested restricted stock units outstanding and approximately $7.6 million of deferred compensation related to these restricted stock units. The deferred compensation is being amortized over the vesting period of the restricted stock units. For the three and nine months ended September 30, 2005, the Company recorded compensation expense of approximately $0.7 million and $1.7 million, respectively, related to these restricted stock units.  For the three and nine months ended September 30, 2004, the Company recorded compensation expense of approximately $0.4 million and $0.8 million, respectively, related to restricted stock units.  During the three and nine months ended September 30, 2005, 7,832 shares and 88,707 shares of common stock were issued upon the vesting of restricted stock units.

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

If stock compensation expense had been determined based upon the fair value method at the grant dates using the Black-Schoels model, the Company’s net income (loss) attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income (loss) attributable to common stockholders, as reported	$2,750	$2,634	$(873)	$4,338
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	216	453	479	1,073
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(696)	(928)	(1,612)	(2,465)
Pro forma net income (loss) attributable to common stockholders	$2,270	$2,159	$(2,006)	$2,946
Basic net income (loss) per common share, as reported	$0.10	$0.12	$(0.04)	$0.18
Diluted net income (loss) per common share, as reported	$0.10	$0.12	$(0.04)	$0.17

Pro forma basic and diluted net income (loss) per common share	$0.08	$0.10	$(0.09)	$0.12

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The Company will adopt SFAS No. 123R on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on its net income (loss) and basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2004 and 2005 (which may differ from the ultimate impact of adopting the new standard) can be found in this Note 1.  Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  The Company is currently evaluating the impact of adopting SFAS No. 123R and has not determined its adoption method.

2.                                      Stock Repurchase and Offerings of Common Stock

On May 4, 2005, the Company purchased and retired 6,263,435 shares of its common stock, pursuant to a modified Dutch auction tender offer, for $18.50 per share plus expenses of approximately $1.0 million.  Of the shares tendered, 6 million shares were tendered by the Company’s then controlling stockholder, GTCR Golder Rauner L.L.C. and its affiliated investment funds.

On September 21, 2005, the Company completed a follow-on offering of common stock issuing 1,200,000 common shares at $23.25 per share, which generated proceeds, net of offering costs, of approximately $26.1 million.  On September 21, 2005, in connection with the follow-on offering, the underwriters exercised their over-allotment option and the Company issued an additional 900,000 shares of common stock at $23.25 per share, which generated proceeds net of offering costs of approximately $20.0 million.  The net proceeds from the follow-on offering were used to repay a portion of the Company’s long-term debt outstanding under its existing credit-facility.

3.                                      Long-term Investments and Acquisitions

In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, the Company owned 18.1 percent of WAY’s total outstanding shares. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock representing an additional 1.9 percent of WAY’s outstanding shares.  In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009.  In September 2005, the Company exercised its option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Serices C convertible preferred stock. As of September 30, 2005 the Company owned approximately 17.0 percent of WAY’s total outstanding shares.  The Company is accounting for its investment under the equity method of accounting. Due to timing of the receipt of WAY’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag.  For the three and nine months ended September 30, 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.1 million.  For the three and nine months ended September 30, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.4 million and $1.0 million, respectively.

In September 2004, TNS made an investment in AK Jensen Group, Limited (AKJ), a company that provides order–routing systems and integrated electronic trading solutions to financial software companies and end–clients.  The Company purchased 94,429 common shares or 8.4% of the company’s total outstanding shares for $1.0 million and obtained representation on the company’s board of directors.  The Company is accounting for its investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of the company’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one–month lag.  As a result, for the three and nine months ended September 30, 2004, the Company recognized no income or loss in the equity of an unconsolidated affiliate.  For the three and nine months ended September 30, 2005 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $23,000 and $0.1 million, respectively.

In January 2005, the Company made an investment in IP Commerce, Inc., a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. The Company purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. The Company is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag.  For the three and nine months ended September 30, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.4 million and $0.8 million, respectively.  In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007.

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

The purchase price for the FusionPoint assets was allocated, on a preliminary basis, as follows (in thousands):

Customer relationships	$2,960
Non-compete agreement	522
Other tangible assets	19
Net assets acquired	$3,501

The amount allocated to customer relationships is being amortized over their estimated useful life of three years and the amount allocated to the non-compete agreement is being amortized over its estimated useful life of two years.  Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.  The Company’s results of operations for the three and nine months ended September 30, 2005 include the operating results of the acquisition from May 12, 2005 through September 30, 2005.

On August 2, 2005, the Company paid approximately $0.5 million, including direct acquisition costs of approximately $27,000, for certain intangible assets of Process Logistics, as well as a three-year, non-compete agreement.  Process Logistics provides POS services in the United Kingdom.

The purchase price for the Process Logistics assets was allocated, on a preliminary basis, as follows (in thousands):

Customer relationship	$417
Non-compete agreement	53
Capitalized software	88
Net assets acquired	$558

The amount allocated to the customer relationship is being amortized over its estimated useful life of five years and the amount allocated to the non-compete agreement is being amortized over its estimated useful life of three years.  Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.  The Company’s results of operations for the three and nine months ended September 30, 2005 include the operating results of the acquisition from August 2, 2005 through September 30, 2005.

4.                                      Long–term Debt

Debt consists of the following (in thousands):

	December 31, 2004	September 30, 2005
Term A Loan	$51,000	$—
Term B Loan	—	119,175
	51,000	119,175
Less: Current portion	(9,000)	(1,650)
Long-term portion	$42,000	$117,525

On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the May 4, 2005 Credit Facility) to finance the stock repurchase described in Note 2 and to replace its prior senior secured credit facility (March 19, 2004 Credit Facility). The May 4, 2005 Credit Facility consists of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility), under which there were no borrowings as of September 30, 2005. The May 4, 2005 Credit Facility matures May 4, 2012. Payments on the Term B Loan are due in quarterly installments over the seven–year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. As of September 30, 2005 total remaining payments on the Term Loan are as follows (in thousands):

Three months ending December 31, 2005	$413
2006	1,650
2007	1,650
2008	1,650
2009	1,650
Thereafter	112,162
$119,175

For the period through September 30, 2005, borrowings on the New Revolving Credit Facility and the Term B Loan bore interest at a rate of 2.00 percent over the LIBOR rate (5.85 percent as of September 30, 2005). Thereafter, if the Company achieves a leverage ratio of less than 1.75, the borrowings on the New Revolving Credit Facility and the Term B Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. The Company’s leverage ratio as of September 30, 2005 was 1.80 to 1.0. The New Revolving Credit Facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on the Company’s leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the May 4, 2005 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of September 30, 2005, the Company was required to maintain a leverage ratio of less than 2.85 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the May 4, 2005 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the May 4, 2005 Revolving Credit Facility. The May 4, 2005 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the May 4, 2005 Credit Facility as of September 30, 2005.

In connection with the closing of the May 4, 2005 Credit Facility, the Company incurred approximately $2.7 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the May 4, 2005 Credit Facility. In connection with the termination of the March 19, 2004 Credit Facility in May 2005, the Company wrote–off approximately $1.1 million in unamortized deferred financing costs related to the March 19, 2004 Credit Facility. Such write–off has been included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

On March 19, 2004, the Company entered into a senior secured credit facility (the March 19, 2004 Credit Facility) consisting of a $65.0 million term loan (Term A Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility) to replace its 2001 senior secured credit facility.  In connection with the closing of the March 19, 2004 Credit Facility, the Company incurred approximately $2.0 million in financing costs. These financing costs were deferred and were being amortized using the effective interest method over the life of the March 19, 2004 Credit Facility. In connection with the termination of the 2001 senior secured credit facility in March 2004, the Company wrote–off approximately $2.0 million in unamortized deferred financing costs related to the 2001 senior secured credit facility. Such write–off has been included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

5.                                      Comprehensive Income

The components of comprehensive income, net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income	$2,750	$2,634	$2,555	$4,338
Foreign currency translation adjustments	269	(426)	299	(2,597)
Total comprehensive income	$3,019	$2,208	$2,854	$1,741

6.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti–dilutive. For the period prior to the Company’s initial public offering on March 16, 2004, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would be anti–dilutive.  In addition, options to purchase 1,195,054 shares of common stock that were outstanding as of September 30, 2004 were excluded from the computation of diluted net loss per common share for the nine months ended September 30, 2004 as their effect would be anti-dilutive. The treasury stock effect of 314,250 shares of unvested restricted stock units held by executives and employees as of September 30, 2004 was not included in the computation of diluted net loss per common share for the nine months ended September 30, 2004 as the effect would be anti-dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income	$2,750	$2,634	$2,555	$4,338
Dividends on preferred stock	—	—	(3,428)	—

Net income (loss) attributable to common stockholders	$2,750	$2,634	$(873)	$4,338

Weighted average common share calculation:
Basic weighted average common shares outstanding	26,781,393	22,040,253	22,836,485	24,703,641
Treasury stock effect of unvested restricted stock units	318,995	437,541	—	343,725
Treasury stock effect of options	110,575	153,830	—	63,322

Diluted weighted average common shares outstanding	27,210,963	22,631,624	22,836,485	25,110,688

Net income (loss) per common share:
Basic net income (loss) per common share	$0.10	$0.12	$(0.04)	$0.18
Diluted net income (loss) per common share	$0.10	$0.12	$(0.04)	$0.17

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Revenues:
POS	$28,901	$21,109	$86,372	$66,380
TSD	8,595	11,864	25,446	33,114
FSD	6,469	8,032	18,627	23,074
ISD	20,619	23,831	55,235	70,753

Total revenues	$64,584	$64,836	$185,680	$193,321

EBITDA before stock compensation expense for North American and ISD operations is reflected below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

EBITDA before stock compensation expense:
North America	$10,501	$8,552	$31,618	$27,008
ISD	6,661	9,356	16,495	25,232

Total EBITDA before stock compensation expense	$17,162	$17,908	$48,113	$52,240

EBITDA before stock compensation expense differs from income before income taxes and equity in net loss of unconsolidated affiliates reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

EBITDA before stock compensation expense	$17,162	$17,908	$48,113	$52,240
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(11,140)	(8,790)	(35,601)	(32,130)
Stock compensation expense	(360)	(755)	(798)	(1,789)
Interest expense	(1,035)	(2,997)	(6,472)	(7,036)
Interest and other income (expense), net	519	150	437	(99)

Income before income taxes and equity in net loss of unconsolidated affiliates	$5,146	$5,516	$5,679	$11,186

Goodwill and identifiable intangible assets, net are located in the following reporting segments (in thousands):

	December 31, 2004	September 30, 2005
POS	$147,936	$138,827
TSD	5,117	4,643
FSD	28,233	25,865
ISD	29,308	26,969
Total goodwill and identifiable intangible assets, net	$210,594	$196,304

Geographic Information

The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, New Zealand, Poland, Spain, Sweden and The Netherlands. Information regarding revenues and long–lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenues:
North America	$43,965	$41,005	$130,445	$122,568
Europe	16,955	21,110	47,655	62,603
Asia-Pacific	3,664	2,721	7,580	8,150

Total revenues	$64,584	$64,836	$185,680	$193,321

The Company’s long–lived assets including goodwill and identifiable intangible assets, net were located as follows (in thousands):

	December 31, 2004	September 30, 2005
North America	$231,570	$218,797
Europe	42,441	37,846
Asia-Pacific	5,368	4,715
Total long-lived assets	$279,379	$261,358

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

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgment filed in June 2004.  After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted, but had not yet executed an agreement as of March 31, 2005. In April 2005, the Company made the payment of $3.3 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute.  This $3.3 million settlement is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by an amount in excess of  $4 million.  In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million.  Based on this written confirmation, the Company reduced its liability for this matter by $4.3 million during the first quarter of 2005.  In July 2005, the Company entered into an agreement with that state’s Department of Revenue to settle the outstanding liability for $0.8 million and concurrently entered into an agreement with a customer to reimburse the Company for $0.5 million of the settlement amount.  Based on these final executed settlements, the Company reduced its net liability for this matter by $1.5 million during the second quarter of 2005. This $5.8 million reduction in the liability is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for nine months ended September 30, 2005. In addition, the Company was able to favorably resolve sales tax disputes in several other states during the three months ended September 30, 2005.  Included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2005 is a $0.7 benefit related to the favorable resolution of these matters. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

Included in net income in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2005 is a $0.4 million benefit, or $0.02 per share, related to the reduced state sales tax liabilities, and for the nine months ended September 30, 2005 a $1.9 million net benefit, or $0.08 per share, related to the reduced state sales tax liabilities and legal settlement.

9.                                      Related Party Transactions

During the three and nine months ended September 30, 2005, the Company paid approximately $0.4 million for the use of an aircraft to a company that is owned by the Chairman and CEO.

On September 21, 2005, the Company entered into a lease to rent office space in the UK with a company that is majority owned by the Senior Vice President and General Manager of our subsidiary, Transaction Network Services (UK) Limited.  Prior to entering into this lease, the Company obtained an independent appraisal confirming that the terms of the lease were consistent with market standards.  The lease provides for quarterly payments in equal installments of approximately £26,000 and expires on September 20, 2017.

The following is a schedule by year of future minimum rental payments due to the company under this operating lease agreement (in thousands):

Three months ending December 31, 2005	£—
2006	56
2007	105
2008	105
2009	105
Thereafter	814
£1,185

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our prospectus (File No. 333-127851) filed with the SEC on September 16, 2005 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward–looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward–looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward–looking statements. The Company has attempted, whenever possible, to identify these forward–looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward–looking statements. Actual results may differ materially from those indicated by such forward–looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes–Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s prospectus filed with the SEC on September 16, 2005. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward–looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward–looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing.  The forward–looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. Internationally, we provide services to customers in 18 countries, including Canada and countries in Europe and the Asia-Pacific region.

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

•                  International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also has operations in Australia, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Spain and Sweden.  Additionally, through our international subsidiaries, we provide services to customers located in Finland, Hong Kong, Norway, Poland, Singapore and Thailand. Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

Our engineering and development expenses include salaries and other costs related to product development, engineering and materials. The majority of these costs are expensed as incurred, including costs related to the development of internal use software in the preliminary project design, the post-implementation and operation stages. Development costs we incur during the software application development stage are capitalized and amortized over the estimated useful life of the developed software.

Our selling, general and administrative expenses include costs related to sales, marketing, administrative and management personnel, as well as outside legal, accounting and consulting services. We believe that selling, general and administrative expenses, as a percentage of revenues, will remain constant or increase to support expansion of the international services division, as well as from the additional costs of being a publicly traded company, including the legal, audit, insurance, board of directors compensation and costs needed to establish and maintain compliance with the Sarbanes-Oxley Act of 2002.

In March 2004, we completed our initial public offering (IPO) of common stock issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the outstanding debt under our 2001 senior secured credit facility. Concurrent with the closing of the IPO, we entered into our 2004 senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our 2001 senior secured credit facility.

Upon the completion of the IPO, all of the outstanding shares of our Class A redeemable convertible preferred stock, including accrued and unpaid dividends, converted at $18.00 per share into 9,984,712 shares of common stock.

On October 1, 2004, we completed a follow-on offering of common stock issuing 1,084,744 common shares at $20.00 per share, which generated proceeds, net of offering costs, of approximately $19.9 million. On November 1, 2004, in connection with the follow-on offering, the underwriters exercised a portion of their over-allotment option and we issued an additional 118,232 common shares at $20.00 per share, which generated proceeds, net of offering costs of approximately $2.3 million. The net proceeds from the follow-on offering were used to repay a portion of our long-term debt outstanding under our 2004 senior secured credit facility.

In connection with the completion of our tender offer, as described below, on May 4, 2005, we entered into an amended and restated senior secured credit facility, which consists of two amended and restated facilities:  a senior term loan facility in an aggregate principal amount of $165 million and a senior revolving credit facility in an aggregate principal amount of $30 million.  Pursuant to the amended and restated senior secured credit facility, certain term lenders holding loans under our 2004 senior secured credit facility exchanged $48 million of old term loans for term loans under the amended term facility and $117 million of additional term loans were made to us to finance the purchase of shares of our common stock, including fees and expenses incurred therewith, in connection with the tender offer.  The amended and restated senior secured credit facility may also be used for general corporate purposes.

On May 5, 2005, we completed a modified Dutch auction tender offer, purchasing and retiring 6,263,435 shares of our common stock at a price of $18.50 per share net to each seller in cash, for an aggregate purchase price of $116.9 million.  The 6,263,435 shares tendered included 6,000,000 shares tendered by our then controlling stockholder, GTCR.

On September 21, 2005, we completed a follow-on offering of common stock issuing 1,200,000 common shares at $23.25 per share, which generated proceeds, net of offering costs, of approximately $26.1 million.  On September 21, 2005, in connection with the follow-on offering, the underwriters exercised their over-allotment option and we issued an additional 900,000 shares of common stock at $23.25 per share, which generated proceeds, net of offering costs, of approximately $20.0 million.  The net proceeds from the follow-on offering were used to repay a portion of our long-term debt outstanding under our amended and restated senior secured credit facility.

Long–term Investments and Acquisitions

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants.  We purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, we owned 18.1 percent of WAY’s total outstanding shares. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock representing an additional 1.9 percent of WAY’s outstanding shares.  In July 2005, we made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum due January 1, 2009.  In September 2005, we exercised our option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Serices C convertible preferred stock. As of September 30, 2005, we owned 17.0 percent of WAY’s outstanding shares. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of WAY’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag.  For the three and nine months ended September 30, 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.1 million.  For the three and nine months ended September 30, 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.4 million and $1.0 million, respectively.

In September 2004, we made an investment in AK Jensen Group, Limited (AKJ), a company that provides order–routing systems and integrated electronic trading solutions to financial software companies and end–clients.  We purchased 94,429 common shares or 8.4% of AKJ’s total outstanding shares for $1.0 million and obtained representation on AKJ’s board of directors.  The Company is accounting for its investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of AKJ’s financial statements, we are accounting for the income or loss in this equity method investment on a one–month lag.  As a result, for the three and nine months ended September 30, 2004, we recognized no income or loss in the equity of an unconsolidated affiliate.  For the three and nine months ended September 30, 2005 we recognized a net loss in the equity of an unconsolidated affiliate of approximately $23,000 and $0.1 million, respectively.

In January 2005, we made an investment in IP Commerce, Inc., a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. We are accounting for this investment under the equity method of accounting.  Due to timing of the receipt of IP Commerce’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag.  For the three and nine months ended September 30, 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.4 million and $0.8 million, respectively.  In September 2005, we made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007.

On May 12, 2005 we paid approximately $3.5 million, including direct acquisition costs of $0.1 million, for certain tangible and intangible assets of FusionPoint Technology Solutions (FusionPoint) from Techlan, Inc. as well as a two-year, non-compete agreement.  FusionPoint designs and installs turn-key solutions that integrate legacy devices found in convenience stores and service stations onto an IP network.  We accounted for the acquisition of the FusionPoint assets under the purchase method with the total consideration allocated, on a preliminary basis, to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $3.5 million.  Our consolidated results of operations for the three and nine months ended September 30, 2005 include the operating results of this acquisition from May 12, 2005 through September 30, 2005.

On August 2, 2005, we paid approximately $0.5 million, including direct acquisition costs of approximately $27,000, for certain intangible assets of Process Logistics, as well as a three-year, non-compete agreement.  Process Logistics provides POS services in the United Kingdom.  We accounted for the acquisition of the Process Logistics assets under the purchase method with the total consideration allocated, on a preliminary basis, to the fair value of the assets acquired, including identifiable intangibles of $0.5 million.  Our consolidated results of operations for the three and nine months ended September 30, 2005 include the operating results of this acquisition from August 2, 2005 through September 30, 2005.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Revenues	$64,584	$64,836	$185,680	$193,321
Operating expenses:
Cost of network services, exclusive of the items shown separately below	31,344	30,074	91,170	91,270
Engineering and development	3,748	3,813	10,680	11,753
Selling, general, and administrative	12,690	13,796	36,515	39,847
Depreciation and amortization of property and equipment	4,989	4,541	14,746	14,367
Amortization of intangible assets	6,151	4,249	20,855	17,763

Total operating expenses	58,922	56,473	173,966	175,000

Income from operations	5,662	8,363	11,714	18,321
Interest expense	(1,035)	(2,997)	(6,472)	(7,036)
Interest and other income (expense), net	519	150	437	(99)

Income before income taxes and equity in net loss of unconsolidated affiliates	5,146	5,516	5,679	11,186
Income tax provision	(1,714)	(2,085)	(2,344)	(4,919)
Equity in net loss of unconsolidated affiliates	(682)	(797)	(780)	(1,929)

Net income	$2,750	$2,634	$2,555	$4,338

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues.  Total revenues increased $0.2 million, or 0.4%, to $64.8 million for the three months ended September 30, 2005, from $64.6 million for the three months ended September 30, 2004. We generate revenues through four business divisions.

POS division.  Revenues from the POS division decreased $7.8 million, or 27.0%, to $21.1 million for the three months ended September 30, 2005, from $28.9 million for the three months ended September 30, 2004. The decrease in POS revenues resulted from a decline in transaction volumes primarily from one of our five largest customers and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 21.9% to 1.4 billion transactions for the three months ended September 30, 2005, from 1.8 billion transactions for the three months ended September 30, 2004. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, we recently amended our contract with one of our five largest customers to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. We believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.

International services division.  Revenues from the international services division increased $3.2 million, or 15.6%, to $23.8 million for the three months ended September 30, 2005, from $20.6 million for the three months ended September 30, 2004. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Central Europe and Australia.  Included in revenues and cost of sales for the three months ended September 30, 2004 is $1.4 million associated with the sale of equipment in Australia.  Revenues from our U.K. subsidiary increased $2.2 million, or 18.9%, to $13.8 million for the three months ended September 30, 2005, from $11.6 million for the three months ended September 30, 2004.

Telecommunication services division.  Revenues from the telecommunication services division increased $3.3 million, or 38.0%, to $11.9 million for the three months ended September 30, 2005, from $8.6 million for the three months ended September 30, 2004. The growth in revenues was primarily due to increased usage of our call signaling services from new and existing customers.

Financial services division.  Revenues from the financial services division increased $1.6 million, or 24.1%, to $8.0 million for the three months ended September 30, 2005, from $6.5 million for the three months ended September 30, 2004. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Cost of network services.  Cost of network services decreased $1.3 million, or 4.1%, to $30.1 million for the three months ended September 30, 2005, from $31.3 million for the three months ended September 30, 2004. Cost of network services were 46.4% of revenues for the three months ended September 30, 2005, compared to 48.5% of revenues for the three months ended September

30, 2004. The decrease in cost of network services resulted primarily from lower usage charges from decreased POS transactions and to a lesser extent a decrease in usage-based vendor telecommunications charges in our POS division partially offset by higher usage charges from our TSD, FSD and ISD services. Included in revenues and cost of sales for the three months ended September 30, 2004 was $1.4 million associated with the sale of equipment in Australia.  Gross profit represented 53.6% of total revenues for the three months ended September 30, 2005, compared to 51.5% for the three months ended September 30, 2004. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our international services division and financial services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges associated with our POS services.

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

Engineering and development expense.  Engineering and development expense increased $0.1 million, or 1.7%, to $3.8 million for the three months ended September 30, 2005, from $3.7 million for the three months ended September 30, 2004. Engineering and development expense represented 5.9% of revenues for the three months ended September 30, 2005 and 5.8% of revenues for the three months ended September 30, 2004. Engineering and development expense increased primarily from an increase in engineering expenses required to support our new service offerings in our POS division.

Selling, general and administrative expense.  Selling, general and administrative expense increased $1.1 million, or 8.7%, to $13.8 million for the three months ended September 30, 2005, from $12.7 million for the three months ended September 30, 2004. Selling, general and administrative expense represented 21.3% of revenues for the three months ended September 30, 2005, compared to 19.6% of revenues for the three months ended September 30, 2004. Included in selling, general and administrative expenses for the three months ended September 30, 2005 is a $0.7 million benefit from the favorable settlement of certain sales tax liabilities.  Excluding this item, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company and stock compensation expense.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment decreased $0.4 million, or 9.0%, to $4.5 million for the three months ended September 30, 2005, from $5.0 million for the three months ended September 30, 2004. Depreciation and amortization of property and equipment represented 7.0% of revenues for the three months ended September 30, 2005, compared to 7.7% of revenues for the three months ended September 30, 2004.

Amortization of intangible assets.  Amortization of intangible assets decreased $1.9 million, or 30.9%, to $4.2 million for the three months ended September 30, 2005, from $6.2 million for the three months ended September 30, 2004. The amortization of intangible assets for the three months ended September 30, 2005 and 2004 relates solely to the intangible assets resulting from acquisitions.  The decrease is due primarily to a reduction in amortization expense due to certain intangible assets becoming fully amortized. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer.  We believe that revenues and related transaction volumes from one of our five largest customers may continue to decline in 2005 and thereafter.  The intangible asset value attributable to this customer relationship is approximately $24.1 million as of September 30, 2005.  During the three months ended September 30, 2005, we  assessed the recoverability of this customer relationship asset based upon anticipated future cash flows and concluded that no impairment existed.

Interest expense.  Interest expense increased $2.0 million to $3.0 million for the three months ended September 30, 2005, from $1.0 million for the three months ended September 30, 2004. This increase was primarily due to the additional borrowings under our amended and restated senior secured credit facility, as well as the accelerated amortization of approximately $0.6 million of deferred financing costs in connection with the early repayment of amounts outstanding under our amended and restated senior secured credit facility with the net proceeds from our follow-on offering in September 2005.

 Interest and other income (expense), net.  Interest and other income (expense), net was income of $0.1 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004.  Included in other income (expense), net for the three months ended September 30, 2005 and 2004 is a gain on the sale of equipment of $6,000 and $0.2 million, respectively.  Also included in other income (expense), net for the three months ended September 30, 2005 is a loss on foreign currency translation due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar of $19,000 versus a gain of $0.2 million for the three months ended September 30, 2004.

Income tax provision.  For the three months ended September 30, 2005, our income tax provision was $2.1 million compared to $1.7 million for the three months ended September 30, 2004. Our effective tax rate for the three months ended September 30, 2005 is 37.8% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.

Equity in net loss of unconsolidated affiliates.  For the three months ended September 30, 2005, our equity in net loss of unconsolidated affiliates was $0.8 million compared to $0.7 million for the three months ended September 30, 2004. As of September 30, 2005, we have $5.9 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2005 and thereafter.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Revenues.  Total revenues increased $7.6 million, or 4.1%, to $193.3 million for the nine months ended September 30, 2005, from $185.7 million for the nine months ended September 30, 2004. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $20.0 million, or 23.1%, to $66.4 million for the nine months ended September 30, 2005, from $86.4 million for the nine months ended September 30, 2004. The decrease in POS revenues resulted from a decline in transaction volumes primarily from one of our five largest customers and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 20.4% to 4.4 billion transactions for the nine months ended September 30, 2005, from 5.6 billion transactions for the nine months ended September 30, 2004. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, we recently amended our contract with a major customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction or revenue commitments. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.

International services division.  Revenues from the international services division increased $15.5 million, or 28.1%, to $70.8 million for the nine months ended September 30, 2005, from $55.2 million for the nine months ended September 30, 2004. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Central Europe and Australia, and to a lesser extent we benefited from favorable foreign exchange. Revenues from our U.K. subsidiary increased $8.8 million, or 20.6%, to $42.4 million for the nine months ended September 30, 2005, from $33.7 million for the nine months ended September 30, 2004.

Telecommunication services division.  Revenues from the telecommunication services division increased $7.7 million, or 30.1%, to $33.1 million for the nine months ended September 30, 2005, from $25.4 million for the nine months ended September 30, 2004. The growth in revenues was primarily due to increased usage of our call signaling services from new and existing customers.

Financial services division.  Revenues from the financial services division increased $4.4 million, or 23.9%, to $23.1 million for the nine months ended September 30, 2005, from $18.6 million for the nine months ended September 30, 2004. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Cost of network services.  Cost of network services increased $0.1 million, or 0.1%, to $91.3 million for the nine months ended September 30, 2005, from $91.2 million for the nine months ended September 30, 2004. Cost of network services were 47.2% of revenues for the nine months ended September 30, 2005, compared to 49.1% of revenues for the nine months ended September 30, 2004. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services partially offset by lower usage charges from decreased POS transactions and to a lesser extent a decrease in usage-based vendor telecommunications charges in our POS division. Included in revenues and cost of sales for the three months ended September 30, 2004 was $1.4 million associated with the sale of equipment in Australia.  Gross profit represented 52.8% of total revenues for the nine months ended September 30, 2005, compared to 50.9% for the nine months ended September 30, 2004. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our international services division and financial services division, and to a lesser extent the decrease in usage-based vendor telecommunications charges associated with our POS services.

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

Engineering and development expense.  Engineering and development expense increased $1.1 million, or 10.0%, to $11.8 million for the nine months ended September 30, 2005, from $10.7 million for the nine months ended September 30, 2004. Engineering and development expense represented 6.1% of revenues for the nine months ended September 30, 2005 and 5.8% of revenues for the nine months ended September 30, 2004. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion and new service offerings in our POS division.

Selling, general and administrative expense.  Selling, general and administrative expense increased $3.3 million, or 9.1%, to $39.8 million for the nine months ended September 30, 2005, from $36.5 million for the nine months ended September 30, 2004. Selling, general and administrative expense represented 20.6% of revenues for the nine months ended September 30, 2005, compared to 19.7% of revenues for the nine months ended September 30, 2004. Included in selling, general and administrative expenses for the nine months ended September 30, 2005 is a charge related to a legal settlement of approximately $3.3 million, a benefit from a reduced state sales tax liability assessment of approximately $5.8 million and a benefit from the favorable settlement of certain sales tax liabilities of approximately $0.7 million. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, and to a lesser extent, the incremental costs necessary to operate as a public company and stock compensation expense.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment decreased $0.4 million, or 2.6%, to $14.4 million for the nine months ended September 30, 2005, from $14.7 million for the nine months ended September 30, 2004. Depreciation and amortization of property and equipment represented 7.4% of revenues for the nine months ended September 30, 2005, compared to 7.9% of revenues for the nine months ended September 30, 2004.

Amortization of intangible assets.  Amortization of intangible assets decreased $3.1 million, or 14.8%, to $17.8 million for the nine months ended September 30, 2005, from $20.9 million for the nine months ended September 30, 2004. The amortization of intangible assets for the nine months ended September 30, 2005 and 2004 relates solely to the intangible assets resulting from acquisitions. The decrease was primarily attributable to certain intangible assets becoming fully amortized.  In the nine months ended September 30, 2005 and 2004 we accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers by $3.1 million and $2.2 million, respectively.  For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based on the outcome of our contract negotiations with one of our five largest customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2005 and thereafter.  The intangible asset value attributable to this customer relationship is approximately $24.1 million as of September 30, 2005.  We assessed the recoverability of this customer relationship asset based upon anticipated future cash flows, and concluded no impairment existed as of September 30, 2005.

Interest expense.  Interest expense increased $0.6 million to $7.0 million for the nine months ended September 30, 2005, from $6.5 million for the nine months ended September 30, 2004. Included in interest expense for the nine months ended September 30, 2005 is approximately $1.1 million of deferred financing costs in connection with the termination of our 2004 senior secured credit facility and accelerated amortization of approximately $0.6 million of deferred financing costs in connection with the early repayment of amounts outstanding under our amended and restated senior secured credit facility.  Included in interest expense for the nine months ended September 30, 2004 is approximately $2.0 million of deferred financing costs in connection with the termination of our 2001 senior secured credit facility.  Excluding these items, interest expense increased primarily due to the additional borrowings under our amended and restated senior secured credit facility.

Interest and other income (expense), net.  Interest and other income (expense), net was an expense of $0.1 million for the nine months ended September 30, 2005 compared to income of $0.4 million for the nine months ended September 30, 2004.

Income tax provision.  For the nine months ended September 30, 2005, our income tax provision was $4.9 million compared to $2.3 million for the nine months ended September 30, 2004. Our effective tax rate for the nine months ended September 30, 2005 is 44.0% versus the U.S. federal statutory tax rate of 35.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.  In addition, we made the decision, in April 2005, to repatriate $10.0 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004 for which we have provided an income tax provision of approximately $0.5 million.  In October 2005, we made the decision to repatriate an additional $5.4 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004 which will result in recognition of additional income tax expense in the fourth quarter of 2005 of approximately $0.3 million.

Equity in net loss of unconsolidated affiliates.  For the nine months ended September 30, 2005, our equity in net loss of unconsolidated affiliates was $1.9 million compared to $0.8 million for the nine months ended September 30, 2004. As of September 30, 2005, we have $5.9 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2005 and we may continue to incur losses thereafter.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. The borrowings under our May 4, 2005 amended and restated senior secured credit facility were used to finance the stock repurchase on May 5, 2005, as well as to repay the amounts outstanding under our 2004 senior secured credit facility.  The proceeds from our initial public offering in March 2004, along with the proceeds from borrowings under our 2004 senior secured credit facility, were used to repay the amounts outstanding under our 2001 senior secured credit facility. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our amended and restated senior secure credit facility, will be adequate to meet our anticipated needs for the foreseeable future. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

Our operations provided us cash of $33.5 million for the nine months ended September 30, 2005, which was attributable to net income of $4.3 million, depreciation, amortization and other non-cash charges of $40.7 million and a decrease in working capital of $11.6 million. Our operations provided us cash of $34.0 million for the nine months ended September 30, 2004, which was attributable to net income of $2.6 million, depreciation, amortization and other non-cash charges of $36.5 million and a decrease in working capital of $5.1 million.

We used cash of $23.7 million in investing activities for the nine months ended September 30, 2005, which includes capital expenditures of $14.1 million. In addition, we made investments for $2.6 million in WAY and $2.9 million in IP Commerce.  We also purchased certain assets of FusionPoint and Process Logistics for $3.5 million and $0.6 million, respectively.  We used cash of $29.8 million in investing activities for the nine months ended September 30, 2004, which includes capital expenditures of $16.4 million.  In addition, we spent $6.1 million and $3.7 million, respectively, to purchase the Synapse and vending assets from USWD.  Significant portions of our capital expenditures in each period were for network equipment, third-party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements.  Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes.  We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

We used cash of $4.4 million for financing activities for the nine months ended September 30, 2005, which includes borrowings under our amended and restated senior secure credit facility, net of financing costs, of $165.2 million that were used to finance the stock repurchase, inclusive of expenses, for approximately $116.9 million and to repay $48.0 million of long-term debt under our 2004 senior secured credit facility. We used the net proceeds from our follow-on offering in September 2005 of approximately $46.1 million to repay $45.0 million of long-term debt under our amended and restated senior secure credit facility.  In addition we made long-term debt repayments of $3.7 million on our amended and restated senior secured credit facility and an additional $3.0 million on our 2004 senior secured credit facility. We used cash of $2.7 million for financing activities for the nine months ended September 30, 2004, which includes $8.2 million of long-term debt repayments on our previous senior secured credit facility and $150.4 million of long-term debt under our then-existing senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.5 million and borrowings under our new credit facility, net of financing costs, of $79.0 million.  We also borrowed $5.5 million in May 2004 under our previous senior secured credit facility, the proceeds of which were used to fund the acquisition of the Synapse assets from USWD.

In October 2005, we used the remaining net proceeds from our follow-on offering to repay $1.1 million of long-term debt under our amended and restated senior secured credit facility.

Amended and Restated Senior Secured Credit Facility

On May 4, 2005, we entered into an amended and restated senior secured credit facility to finance the stock repurchase and to replace our previous senior secured credit facility. The amended and restated senior secured credit facility consists of a $165.0 million term loan and a revolving credit facility of $30.0 million, under which there were no borrowings as of September 30, 2005. The amended and restated senior secured credit facility matures May 4, 2012. Payments on the term loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. As of September 30, 2005 total remaining payments on the term loan are as follows (in thousands):

Six months ending December 31, 2005	$413
2006	1,650
2007	1,650
2008	1,650
2009	1,650
Thereafter	112,162
$119,175

For the period through September 30, 2005, borrowings on the revolving credit facility and the term loan bore interest at a rate of 2.00 percent over the LIBOR rate (5.85 percent as of September 30, 2005). Thereafter, if we achieve a leverage ratio of less than 1.75, the borrowings on the revolving credit facility and the term loan generally will bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. Our leverage ratio as of September 30, 2005 was 1.80 to 1.0. The revolving credit facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the revolving credit facility. Interest payments on the amended and restated senior secured credit facility are due monthly, bimonthly, or quarterly at our option.

The terms of the amended and restated senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of September 30, 2005, we were required to maintain a leverage ratio of less than 2.85 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the amended and restated senior secured credit facility. The amended and restated senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the amended and restated senior secured credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the amended and restated senior secured revolving credit facility. The amended and restated senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and nonfinancial covenants of the amended and restated senior secured credit facility as of September 30, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” We will adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on net income and basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2005 (which may differ from the ultimate impact of the new standard) can be found in Note 1 to the condensed consolidated financial statements in this Form 10–Q.  Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  We are currently evaluating the impact of adopting SFAS No. 123(R) and have not determined the adoption method.

Related Party Transaction

During the three and nine months ended September 30, 2005, we paid approximately $0.4 million for the use of an aircraft to a company that is owned by our Chairman and CEO.

On September 21, 2005, we entered into a lease to rent office space in the UK with a company that is majority owned by the Senior Vice President and General Manager of our subsidiary, Transaction Network Services (UK) Limited.  Prior to entering into this lease, we obtained an independent appraisal confirming that the terms of the lease were consistent with market standards.  The lease provides for quarterly payments in equal installments of approximately £26,000 and expires on September 20, 2017.

The following is a schedule by year of future minimum rental payments due to the company under the operating lease agreement (in thousands):

Three months ending December 31, 2005	£—
2006	56
2007	105
2008	105
2009	105
Thereafter	814
£1,185

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2005, we had $119.2 million outstanding under our new senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on September 30, 2005 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.2 million to our annual interest expense.

As of September 30, 2005, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 18 countries outside of the U.S., including the United Kingdom, Australia, Canada, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, The Netherlands, New Zealand, Norway, Poland, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country.  We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short–term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the nine months ended September 30, 2005, we recorded a loss on foreign currency translation of approximately $0.6 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

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

We also are party to various legal proceedings in the normal course of business. Please see the description under the caption “Legal Proceedings” in prospectus filed with the Commission on September 16, 2005.

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

TNS, Inc.
(Registrant)

Date: November 14, 2005	By:	/s/ John J. McDonnell, Jr.
John J. McDonnell, Jr.
Chairman and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Henry H. Graham, Jr.
Henry H. Graham, Jr.
Executive Vice President, Chief Financial Officer & Treasurer