Form 10-K
period 2005-12-31
TNS INC
filed 2006-03-16
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-32033

TNS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4430020
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

11480 COMMERCE PARK DRIVE, SUITE 600, RESTON, VIRGINIA	20191
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 453-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No    ☒

As of December 31, 2005, 23,971,001 shares of the Registrant’s common stock were outstanding. As of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $300,245,584.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

TNS, INC.
2006 FORM 10-K ANNUAL REPORT
INDEX

PART I

Throughout this report, we refer to TNS, Inc., together with its subsidiaries, as “we,” “us,” “our,” “TNS” or “the Company.” TransXpress, LEConnect, CARD*TEL and the TNS logo are our registered trademarks, and Synapse, Trader Voice and Secure Trading Extranet are our service marks. This report contains trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, these other parties.

Forward-Looking Statements

We make forward-looking statements in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Liquidity and Capital Resources” and other sections throughout this report. The forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements.

Forward-looking statements involve risks, uncertainties and assumptions, including risks described below and other risks that we describe from time to time in our periodic filings with the SEC, and our actual results may differ materially from those expressed in our forward-looking statements. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of the report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Securities Exchange Act of 1934, as amended.

Item 1.                        Business

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 23 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

We provide services through our multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and

Internet connections. In the year ended December 31, 2005, we transported approximately 5.8 billion dial transactions for more than 120 point-of-sale/point-of-service, or POS, processing customers in the United States and Canada, including nine of the ten largest payment processors in the United States, making us, on the basis of total transactions transmitted, a leading provider of data communications services to processors of credit card, debit card and ATM transactions. In addition, as of December 31, 2005, we provided network services to more than 450 financial services companies. Based on the total number of connections these companies have to our networks and the total messages transmitted among them using our services, we are a leading service provider to the financial services industry. Our revenues are generally recurring in nature, as we typically enter into multi-year service contracts that require minimum transaction or revenue commitments from our customers.

Our business began operations in 1991 to address the needs of the POS industry in the United States. Although we reported a net loss in 1999 through 2003, and have an accumulated deficit of $31.6 million as of December 31, 2005, we were profitable for 2004 and 2005. The strong operating cash flows generated by our POS business have enabled us to invest in and deploy data networks designed to make our data communications services more rapid, secure, reliable and cost efficient. We have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and abroad. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to $258.9 million for the year ended December 31, 2005.

Business Overview

POS opportunity

Transaction services at the point-of-sale continue to expand, thus creating expanding opportunities for TNS. Our traditional business of providing dial service to POS and off-premise ATMs continues to be the mainstay of the division. In the past year, TNS has leveraged existing network infrastructure to provide the additional services of counter-top integration and broadband connectivity. These new services make TNS a total solutions provider for merchants in a variety of categories including convenience stores and petroleum, quick service restaurants and general retail services. During 2005, TNS also introduced GPRS and CDMA services to provide additional growth opportunities in the wireless POS and ATM markets.

POS and off-premise ATM (an automated teller machine at a location other than a branch office of a financial institution) transactions require the two-way transfer of information over a secure, reliable data network. Typically, at any POS or off-premise ATM location where a credit, debit or ATM card is accepted, the customer’s account information and transaction amount must be electronically transmitted to a payment processor. The payment processor then electronically communicates with the financial institution that issued the card to determine whether to authorize the transaction. After this determination is made, the processor returns an authorization or rejection response to the POS or ATM terminal.

Financial institutions in the United States and Canada increasingly outsource the processing of credit and debit card accounts to payment processors who are able to leverage technical expertise and capitalize on economies of scale. Payment processors, in turn, typically have outsourced to third party service providers such as TNS the data networking services used to transport transaction data between the processor’s host computers and the POS or ATM terminal.

POS or off-premise ATM terminals access data network connections to payment processors through a variety of methods, the most common of which are dial-up and dedicated, or leased line, services and increasingly include wireless and broadband connections. Dial-up access services allow merchants and off-premise ATMs to connect to payment processors by dialing a telephone number each time a transaction is initiated. Wireless access provides the same capability as dial-up via GPRS or CDMA quality at a competitive price and at very high speed. A leased line is a dedicated connection provided to a merchant or ATM location for the exclusive purpose of connecting the POS terminal or ATM to the payment processor. Dial-up services and wireless services are less expensive than leased line services because leased line services impose greater fixed monthly communication service charges, making a leased line economically viable only in high-volume merchant or off-premise ATM locations.

In addition to the payment processing industry, other industries, such as pre-paid card providers, vending operators, kiosk services and loyalty cards providers are expanding their use of electronic transaction processing in an attempt to reduce costs, increase sales through the acceptance of credit/debit cards and increase the reliability and efficiency of data transmission. We believe we will be able to increase the number of transactions we transport as these and other industries look to outsource the data communications requirements necessary to transmit transactions electronically.

Our POS services

Our POS division markets our data communications services directly to payment processors in the United States and Canada. The following chart illustrates the route of a typical POS transaction using our data communications services. The route of a typical off-premise ATM transaction is similar except that the card associations are not involved.

POS Credit Card Transaction

We also market our POS communications services to entities responsible for the transmission of state lottery transactions, federal and state electronic benefits transfer and healthcare transactions.

Our private, secure data networks were designed specifically to address the data communications requirements of the payment processing industry. Our data communications services provide customized routing technology, built-in redundancy and geographic diversity and are configured to provide fast and reliable call connection and efficient network utilization. Our data networks connect a merchant’s POS terminal or an off-premise ATM to the payment processor’s host computer.

We provide multiple means for the POS terminal or ATM to access our data networks. Merchant POS terminals and off-premise ATMs can connect directly to our network using our TransXpress dial-up service, which utilizes telephone services obtained from interexchange carriers and local exchange carriers. To complement our TransXpress service, we offer TNS Connect, a leased line service that utilizes our secure IP network. Leased line services are attractive to operators of off-premise ATMs and merchants that either manage their own in-house networks or transmit large volumes of transactions. While our customers primarily choose to access our networks using our dial-up and leased line services, we also provide alternative methods of connecting to our networks, including wireless and Internet. Our wireless platform, which we refer to as Synapse, enables merchants and vending machine operators to process credit, debit and other card transactions without the inconvenience and cost of having to connect to a telephone line.

We configure and provide modems that enable off-premise ATM operators to convert leased line ATMs to ATMs that use dial-up connections or wireless service. This allows the ATM operators to avoid the incurrence of additional costs associated with the need to replace or refit the ATM. Because our modems allow the ATM and the payment processor’s system to operate as if they are connected by a leased line, off-premise ATM operators retain the functionality and speed of existing leased line ATMs while reducing monthly recurring telecommunications expenses.

Our new FusionPoint by TNS product allows merchants to consolidate various in-store data applications, including secure payment, enterprise applications and IP services, like voice over IP, controlled internet access, digital music, distance learning and video surveillance, over a single managed data access point, thereby reducing the merchant’s costs and need to manage multiple data communications connections.

We generally enter into multi-year contracts that require minimum transaction or revenue commitments from our POS customers. For dial-up access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. We typically charge our customers fixed monthly fees for leased line services. We also generate POS revenue from usage charges, circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services. For the year ended December 31, 2005, we transmitted approximately 5.8 billion dial POS transactions in North America and generated $86.6 million of revenue in the POS division, which represented 33.4% of our total revenues.

International opportunity

Internationally there is a growing need for fast, reliable data communications services for transaction-oriented businesses. In markets outside of the United States, financial institutions have historically performed their own processing services for ATM and credit and debit card transactions. Financial institutions in Europe, however, have begun to outsource the processing of credit and debit card transactions to payment processors in an effort to leverage technical expertise, reduce costs and capitalize on economies of scale. As part of this trend, several of the largest domestic payment processors are increasing their  international presence. As they expand into additional international markets, these payment processors will require providers of outsourced data communications services.

While credit and debit card payments are growing significantly in the United States, the international market for these payment methods is expanding at a greater rate. According to The Nilson Report, in 2004 the international transaction volume for combined general purpose cards, such as American Express, MasterCard and Visa, grew 14.7%, compared to United States transaction volume, which grew by 12.9%. In addition to the credit and debit card industry, various other international industries have developed services that require the rapid, secure and reliable transmission of business-critical transaction data. For example, in many European markets wireless telephone operators process transactions in which customers increase the value of their prepaid wireless telephone account balances. According to the ©EMC World Cellular Database 2003, at the end of September 2003, there were approximately 215 million prepaid wireless accounts in Western Europe, including 35 million in the United Kingdom.

The growth, automation and globalization of financial markets has led to increased demand for outsourced, secure, reliable data communications services. Commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, securities and commodities exchanges and other market participants increasingly use data communications services to exchange trading information, distribute research and review trading positions. According to the United States Treasury Department, foreign gross trading activity in United States securities has increased from $2.5 trillion in 1990 to an estimated $29.7 trillion at the end of 2004. In addition, the Federation of European Stock Exchanges has reported that since 2000 the value of electronic transactions on Europe exchanges has increased from 43.0% to 53.9% of total equity value traded.

Our international services

Our international services division has operations and provides services to customers located in Australia, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and the United Kingdom through subsidiaries located in these countries. Additionally, through these international subsidiaries, we also provide services to customers located in Austria, Belgium, Finland, Gibraltar, Hong Kong, Mexico, Norway, Singapore and Thailand. We also have subsidiaries in Bermuda, Brazil, Colombia and India. The network technology and services we have developed to serve our customers in the United States are applicable to the data communications needs of payment processing and financial services industries in other countries. Internationally, we also provide data communications services to payment processors that are not used by payment processors in the United States, including offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours.

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

We plan to expand into additional targeted countries in Central Europe, Latin America and the Asia-Pacific.

Our international services revenues are currently generated primarily through the sale of our POS services. We generate the majority of our international revenues in the United Kingdom, where we are one of the leading providers of data communications services to the POS industry. We provide services to substantially all of the financial institutions in the United Kingdom which acquire and process credit and debit transactions in the United Kingdom. We also provide services to financial institutions operating ATMs and have entered into an agreement with one of the largest wireless service providers to provide data networking and processing services for prepaid wireless and telephone card purchases. In addition, we provide our financial data transmission services to more than 45 financial services companies in the United Kingdom.

For the year ended December 31, 2005, we generated $94.5 million of revenue in the international services division, which represented 36.5% of our total revenues. Our operations in the United Kingdom, France and Australia comprised 79.5% of our international revenues in 2005. Although we generate revenues in 12 of the 14 countries in which our international services division has operations, we have yet to generate positive operating cash flows in six of these 14 countries.

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

SS7 networks also are used to retrieve information from centralized databases maintained by telecommunication services providers and other third parties. By accessing this information, telecommunication services providers are able to offer services that enable intelligent network services such as local number portability, line information database, caller identification and toll-free number services, and credit card, calling card, third-party billing and collect calling. Wireless carriers also use SS7 networks to exchange and maintain subscription and location data on subscribers to support wireless roaming services. Competitive pressures are also encouraging telecommunication services providers to develop and offer additional services that utilize the signaling services provided by an SS7 network. For example, wireless carriers offer content delivery such as video and ring tones, short message service and Internet browsing and commerce capabilities.

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

•       Database access services. We offer our customers access to databases maintained internally and those operated by telecommunications carriers and other third parties. These databases are used to provide subscribers intelligent network services such as local number portability, line information database, caller identification and toll-free number services. Our SS7 network provides access in the United States to the following types of databases:

•        Local number portability databases. Wireline telecommunications carriers are required to provide local number portability, a service that enables a subscriber to change wireline service providers within a particular location and keep the same phone number. The Federal Communications Commission (FCC) mandated that wireless local number portability be provided in certain markets within the United States beginning in November 2003. Our SS7 network provides access to internally managed databases that host all wireline and wireless number portability data.

•        Line information databases. Telecommunications carriers develop and maintain databases that store subscriber information, including names and addresses. This information is necessary to provide enhanced services such as validating subscriber and billing information.

•        Toll-free databases. Each time a subscriber calls a toll-free number, the telecommunication services provider must access a national database of toll-free numbers in order to route the call.

•        Calling name delivery databases. A telecommunication services provider must access a database containing the name and other information about the subscriber for the telephone number placing the call in order to offer caller identification services.

•        Validation and fraud control services. Our CARD*TEL validation and fraud control services combine our access to line information databases with our proprietary fraud control technology to provide interexchange carriers, operator services providers and payphone service providers real-time telephone call billing validation and fraud control services for calling card, credit card, third-party billing and collect calls. Our services assist our customers in determining whether telephone company calling cards, credit cards, travel and entertainment cards and telephone numbers constitute valid accounts and billable telephone numbers.

•        ID Plus. ID Plus gives users access to a telephone name and address database, which will increase service providers’ ability to either discern the identity of a caller or to direct bill for services.

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

We generally enter into multi-year contracts with our telecommunication services customers, many of whom agree to minimum volume commitments. We charge fixed monthly fees for SS7 network services and LEConnect services and per-query fees for our database access and validation services. For the year ended December 31, 2005, we generated $46.6 million of revenue in the telecommunication services division, which represented 18.0% of our total revenues.

Financial services opportunity

The securities trading and investment management industry is increasingly requiring high-speed, reliable, secure data communications services to communicate information among industry participants, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems (ATS), electronic communications networks (ECN) and securities and commodities exchanges. Transaction volume in the United States equity markets has increased rapidly over the past decade. For example, average daily shares traded of New York Stock Exchange, AMEX and Nasdaq securities has increased at an 18.7% compound annual rate, from approximately 302 million in 1990 to 3.3 billion in 2004. During the same period, the emergence of new electronic trading venues such as ECN and ATS and regulatory requirements such as the shift to decimalization have placed increasing emphasis on trading and cost efficiencies. To meet these needs, market participants use outsourced data communications services that provide industry participants with access to other participants through a single, managed access point on the service provider’s network. These services allow participants to cost-effectively connect to each other to conduct time-sensitive transactions and communicate real-time information.

Our financial services

Our fast, private, secure and reliable IP data networks were designed specifically to address the data and voice communications requirements of the financial services industry. Our IP network services allow our customers to access multiple financial services companies through a single network connection, thereby eliminating the need for costly dedicated institution-to-institution leased line connections. Additionally, these services facilitate secure and reliable communications between financial services companies by supporting multiple communications standards and protocols, including the Financial Information eXchange (FIX) protocol.

Our primary financial service offerings are:

•       Secure Trading Extranet. Our Secure Trading Extranet service links more than 450 financial services companies through our IP network. Through a single network connection, a customer can communicate with any other entity connected to our IP network. Given the large number of industry participants connected to our network, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks and securities and commodities exchanges, a single customer can use its connection to our IP network to conduct seamless, real-time electronic trading and access a variety of content, including news, research and market data.

•       Trader Voice. Our specialized voice services provide secure, customized voice telecommunications between brokers, investment banking firms and securities and commodities exchanges. These services permit calls that originate over traditional phone lines to be connected over our secure, private IP network. The primary applications of our voice services are: a dedicated, always available voice link between specific domestic-to-domestic or domestic-to-international locations, which financial industry participants refer to as “hoot & holler”; an instant voice connection between two locations that is established as soon as a telephone receiver at either location is lifted, which financial industry participants refer to as “automatic ring down”; and a direct voice connection between two locations which requires a manual signal, usually the push of a button, from the telephone at either location to initiate the call, which financial industry participants refer to as “manual ring down.”

As of December 31, 2005, we provided our financial services to more than 450 financial services companies. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors. We generate financial services revenue primarily from monthly recurring fees based on the number of customer connections to and through our IP network. For the year ended December 31, 2005, we generated $31.3 million of revenue in the financial services division, which represented 12.1% of our total revenues.

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

Established customer base. We have an established customer base of leading industry participants in each division and have experienced limited customer turnover. For the year ended December 31, 2005, we provided our POS services to more than 120 customers, including nine of the ten largest payment processors in the United States. In addition, for the year ended December 31, 2005, we provided services to more than 120 telecommunication services providers and more than 450 financial services companies. Our international services division has operations in 14 countries and through these operations provides services to some of the largest financial institutions and wireless and other telecommunication services providers in these countries and neighboring countries. Through our established customer relationships, we have developed an extensive knowledge of each of our customer’s industries. We believe that our knowledge and experience enhance our ability to deliver new and timely data communications services and solutions.

Well positioned to continue international expansion. The network technology and data communications services we have developed to serve customers in the United States are applicable to the data communications needs of the payment processing and financial services industries in other countries. We believe that our domestic data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors and global institutions strategically position us to take advantage of the substantial international opportunities. We have grown our international revenues from $33.1 million for the year ended December 31, 2002 to $94.5 million for the year ended December 31, 2005.

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

Proven acquisition strategy. Our management team has augmented the growth of our business by successfully identifying and integrating strategic acquisitions. We acquired AT&T’s Transaction Access Service business in September 1998 and Sprint’s TranXact POS network services business in 2002. Our ability to close these transactions and transition the acquired businesses to our networks enabled us to significantly grow the revenues generated by our POS division. In addition, we have made a number of smaller acquisitions that have accelerated the growth of each of our other service divisions.

Substantial experience in our target markets. In 1990, our business was founded by John J. McDonnell, Jr., our Chairman and Chief Executive Officer. The 12 members of our executive management team have on a combined basis more than 200 years experience in the transaction services and telecommunications industry, and on average have been employees of the company for more than eight years. We have focused on creating transaction-oriented data communications services for then developing and now established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us a competitive advantage over service providers of similar or smaller size.

Our Strategy

Our objective is to continue to grow our business and enhance our position as a leading provider of outsourced business-critical data communications services enabling secure and reliable transmission of time-sensitive transaction-related information for transaction processing, telecommunications and financial services. Key elements of our strategy include:

Continue to expand our customer base. We believe our experience, existing customer relationships and secure and reliable data communications services will enable us to expand our customer base, particularly in the international and financial services markets. For example, in our financial services division, we intend to increase the scope of services and leverage our existing customer base of over 450 financial services companies to acquire new customers. We intend to leverage our customer relationships and technical expertise to provide our POS and financial services offerings internationally.

Develop new service offerings. We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. For example, we have begun to offer our data communications services to wireless service providers so that they may deploy wireless broadband local access network services without incurring the capital expenses of building a network and for cashless payment transactions such as vending.

Increase sales to existing customers. We will continue our efforts to further expand our existing customer relationships to increase business domestically and abroad. For example, we intend to encourage our POS customers to transmit a greater percentage of their transaction volume with us, our telecommunication services customers to increase the number of signaling routes they establish through our SS7 network and our financial services customers to connect more endpoints to our data network. Our longstanding relationships with our domestic customers provide us a significant opportunity to increase the sales we make to these customers as they and we expand internationally. Within each of our divisions, we intend to continue our efforts to cross-sell our full range of services to our customers. For example, we believe we have a significant opportunity to sell other components of our suite of telecommunication services, such as our LEConnect service, short messaging services and database access services, to customers already using our SS7 network services. We also intend to work closely with our customers to increase our knowledge of their business and technical requirements so that we may identify opportunities to provide them with additional services.

Pursue strategic acquisitions. We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter into new domestic and international markets. We will need to use operating cash flows or additional financing to pursue our strategy.

Our Networks

We operate multiple, highly-customized data networks specifically designed and configured for the transmission of transaction-related, time-sensitive data. Our diverse data network architecture supports a variety of widely-accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and Internet connections. Our data networks also are designed to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our networks is installed at 94 points of presence worldwide, 39 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers’ transactions in real time.

We believe that our networks provide the following important benefits to our customers:

Our networks are designed specifically to address the data communications needs of our diverse customer base. Our data networks support multiple communications protocols and include customized hardware, software and value-added features developed by us or by vendors to our specifications. The following is a description of the data networks we operate:

•       X.25. X.25 is a communications protocol used to transmit packets of data. Our domestic and international X.25 networks transport our customers’ POS transactions and are used to provide the validation services offered by our telecommunication services division. These networks are designed to provide fast call connection times, a high level of system redundancy, dynamic rerouting, wide geographic coverage and value-added features, at a low cost per transaction. Customers may access our X.25 networks using various methods, including dial-up services, leased line services, wireless services, satellite services and Internet connections.

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

Customers

As of December 31, 2005, we provided our POS services to more than 120 customers, including nine of the ten largest payment processors in the United States. In addition, as of December 31, 2005, we provided services to more than 120 telecommunication services providers and more than 450 financial services companies. Historically we have experienced limited customer turnover. We believe this is a result of our strong relationships with our customers and is one of our strengths. Maintaining these relationships is critical to our long-term success.

For the year ended December 31, 2005, we derived approximately 20.9% of our total revenues from our five largest customers. No customer accounted for more than 10% of our total revenues for the year ended December 31, 2005. We typically enter into multi-year service contracts with our customers with minimum commitments. Under some of our contracts, once the customer has met its minimum commitment on an annual or contract term basis, the customer is no longer obligated to purchase services from us. The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire from 2006 to 2009.

Sales and Marketing

We sell our services directly to customers through geographically dispersed sales teams. In the United States and Canada, we have a specialized sales team for each of our POS, telecommunication services and financial services divisions. In our international services division, our sales teams are organized geographically with each team responsible for selling our services in the country in which the team is based and, in some cases, proximate countries. Our international services division sales teams are based in Austria, Australia, Bermuda, France, Germany, Ireland, India, Italy, Japan, the Netherlands, Romania, Spain, Sweden, Thailand and the United Kingdom. Generally, each sales team includes a general manager or managing director, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer.

Our sales teams work to establish and maintain relationships with customers by identifying a customer’s need for our services and promoting our secure, reliable, efficient, competitively priced services. We also pursue opportunities to customize our solutions to meet requirements of large customers.

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

Telecommunication services division. Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include Southern New England Telephone, Syniverse Technologies, Inc., Verisign, Inc. and regional Bell operating companies.

Financial services division. Our financial services division competes on the basis of access to multiple financial services companies, security, support services, cost-efficiency and discrete service offerings. The primary competitors of our financial services division are other private communications networks, such as interexchange carriers including AT&T, providers of quote terminals and market data services such as Bloomberg, Reuters and Thomson Financial and other network service providers such as SAVVIS and Radianz.

International services division. Our international services division competes on a similar basis as our POS and financial services divisions. Primary competitors of our international services division are incumbent telephone companies, including British Telecom in the United Kingdom, France Telecom in France, Telefonica in Spain and Telstra in Australia.

Government Regulation

Although the FCC retains general regulatory jurisdiction over the sale of interstate services, other than one of our subsidiaries, we, as a provider of enhanced or information services, are not required to maintain a certificate of public convenience and necessity with the FCC or to file tariffs with the FCC covering our services. One of our wholly-owned subsidiaries, TNS Transline, LLC, is subject to regulatory oversight by the FCC due to its provision of interstate telecommunications services. TNS Transline complies with all regulatory registration and payment obligations mandated by the FCC. TNS Transline provides exclusively interstate telecommunications services, thus it is not subject to state regulation of its services. State regulators may regulate purely intrastate enhanced services and may regulate mixed intrastate/interstate enhanced services to the extent their regulation does not impede federal policies. Regulators at the state and federal levels are examining the treatment of information services and their decisions may alter our regulatory obligations. We do not believe that we currently are subject to state regulations for our existing services, and we believe that, even if we were subjected to state regulation, we could obtain all necessary approvals.

Federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls. Under the Telecommunications Act of 1996, the FCC implemented rules and regulations known as Access Charge Reform to reform the system of interstate access charges. The FCC’s implementation of these rules increased some components of our costs for access while decreasing others. The FCC is currently considering additional rulemaking proceedings concerning this intercarrier compensation scheme, and we currently cannot predict whether any rule changes will be adopted or the impact these rule changes might have on our access charges if they are adopted. Recent and pending decisions of the FCC and state regulatory commissions may limit the availability and increase pricing used by our suppliers to provide telecommunication services to us. We cannot predict whether the rule changes will increase the cost or availability of services we purchase from our suppliers.

In connection with some of our services, we are required to pay Federal Universal Service Fund surcharges. The monies generated by Federal Universal Service Fund surcharges are used to help provide affordable telecommunication services throughout the country, including to consumers in high-cost areas, low-income consumers, eligible schools and libraries and rural healthcare providers. Our telecommunications service suppliers are obligated to contribute directly to the Federal Universal Service Fund. Our telecommunications service suppliers, in turn, recover the cost of their contribution obligations by imposing surcharges on us and our competitors based upon a percentage of their interstate and international end-user telecommunications revenues. The United States Congress and the FCC is considering modifying the way in which Federal Universal Service Fund charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line, per-telephone number or per-account charge. We currently cannot predict whether Congress will mandate or the FCC will adopt changes in the calculation of Federal Universal Service Fund contributions or whether these changes, if adopted, would increase our Federal Universal Service Fund surcharges. If the FCC implements any legislation, adopts any proposal or takes any administrative action that increases our Federal Universal Service Fund surcharges, our network operating costs will increase. In addition, if the FCC implements any legislation, adopts any proposal, or takes any administrative action that increases our supplier’s Universal Service Fund obligations, these telecommunications service suppliers may seek to pass through cost-recovery charges to us, which would result in an increase in our cost of network services.

The 1996 Telecommunications Act (“the Act”) also removed some restrictions on the ability of the incumbent local exchange carriers to provide long distance enhanced services, specifically including data communications services that may be used to transport credit card, debit card and ATM transactions, between local access and transport areas. Pursuant to the Act, the incumbent local exchange carriers will be permitted to provide long distance telecommunications between local access  and transport areas, with out-of-region services immediately permitted and in-region service permitted after they satisfy network unbundling and related requirements. The incumbent local exchange carriers have met the legislative and regulatory requirements to be able to offer these services in nearly every state. To date, no incumbent local exchange carrier has elected to offer these services nationwide, but if they choose to do so, we would face additional competition.

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

Employees

As of December 31, 2005, we employed 568 persons worldwide, of whom 391 were engaged in systems operation, development and engineering, 63 of whom were engaged in sales and marketing,  85 of whom were engaged in finance and administration and 29 comprised executive management. Of our total employees as of December 31, 2005, 326 were employed domestically and the balance were in other countries, including 164 in the United Kingdom. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Executive Officers of the Registrant

See Item 10 on page 85 of this report for information about our executive officers.

Item 1A.                Risk Factors

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

For the year ended December 31, 2005, we derived approximately 20.9% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could harm our revenues and earnings.

The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts. The contracts with our five largest customers expire from 2006-2009.

We face significant pressure on the prices for our services from our competitors and customers. Our failure to sustain pricing could impair our ability to maintain profitability or positive cash flow.

Our competitors and customers have caused and may continue to cause us to reduce the prices we charge for services. We may not be able to offset the effects of these price reductions by increasing the number of transactions we transport using our networks or by reducing our costs. The primary sources of pricing pressure include:

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

•       Consolidation of existing customers resulting in pricing reductions. For example, one of our customers with relatively lower contract prices may acquire another of our customers, enabling the acquired customer’s transactions to receive the benefit of the lower prices. In addition, if an existing customer acquires another customer, the combined transaction volume may qualify for reduced pricing under our contract.

Our POS business is highly dependent upon our customers’ transaction volumes and our ability to expand into new markets.

We already serve the largest payment processors in the United States. Accordingly, our POS division is highly dependent on the number of domestic transactions transmitted by our existing customers through our networks. Factors which may reduce the number of credit and debit card and ATM transactions include future economic downturns, acts of war or terrorism and other events that reduce consumer spending. Revenues from our POS division, which represented our largest business segment prior to the year ended December 31, 2005, have decreased as a result of a decline in transaction volumes primarily from a major customer and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts.

We may be unable to increase our business from state lottery operators, electronic benefits programs and healthcare industry participants that we have identified as potential sources of future growth for our POS business. Factors that may interfere with our ability to expand further into these areas include:

•       market participants’ adoption of alternative technologies,

•       our potential inability to enter into commercial relationships with additional market participants, and

•       implementation of federal and state regulations.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.

As of December 31, 2005, we have yet to generate positive operating cash flows in six out of the 14 countries in which we have operations and provide services outside the United States and Canada. In addition, we are planning expansion in our existing international markets and into additional international markets.

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

•       multiple, changing and often inconsistent enforcement of telecommunications and other laws and regulations,

•       competition with existing market participants which have a longer history in and greater familiarity with the foreign markets we enter,

•       laws and business practices that favor local competitors,

•       fluctuations in currency exchange rates,

•       imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, and

•       changes in a specific country’s or region’s political or economic conditions.

If we fail to address the challenges and risks associated with international expansion, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our customers may develop in-house networks and divert part or all of their data communications from our networks to their networks.

As a payment processor’s business grows larger and generates a greater number of credit card and debit card transactions, it could become economically advantageous for the processor to develop its own network for transmitting transaction data, including credit card and debit card transactions. Currently, some of the largest processors in the United States and some very large merchants, such as supermarkets, department stores and major discount stores, operate their own networks to transmit some or all of their transactions. Also, as the number of outsourced providers of network services has decreased, payment processors and large merchants have developed, and may continue to seek to develop, their own networks in order to maintain multiple sources of supply. In addition, our telecommunication services division customers may elect to connect their call signaling networks directly to the call signaling networks of other telecommunications carriers. As a result of any of these events, we could experience lower revenues.

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

We may not be able to adapt to changing technology and our customers’ technology needs.

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

•       If we invest in companies before they are profitable, we may incur losses on these investments up to the amount invested. As of December 31, 2005, we have $6.0 million of long-term investments in unconsolidated affiliates, and we expect to incur losses on these investments in 2006 and may continue to incur losses thereafter.

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

Our substantial debt could adversely affect our financial health.

As of December 31, 2005, we had $113.4 million in debt outstanding. You should be aware that this level of debt could have important consequences to you. Below, we have identified some of the material potential consequences resulting from this debt:

•       A significant portion of our cash flow from operations must be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash we have available for other purposes, including reinvestment in the company.

•       We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•       Our ability to adjust to changing market conditions may be hampered.

•       We may be at a competitive disadvantage compared to our less leveraged competitors.

•       We may be vulnerable to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our amended and restated senior secured credit facility, the impact of increases in interest rates.

We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our amended and restated senior secured credit facility in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements. We must satisfy borrowing base restrictions in order to borrow additional amounts under our amended and restated senior secured credit facility. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

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

•       The primary competitors of our financial services division include SAVVIS Communications Corporation, Radianz Inc., AT&T Corp., Bloomberg L.P., Reuters Group PLC and The Thomson Corporation (Thomson Financial).

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

Federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls, by restricting access to dedicated connections available from local exchange carriers, by changing the basis for computation of other charges, such as universal service charges, or by revising the basis for taxing the services we purchase or provide. The Federal Communications Commission (“FCC”) is currently considering changes to the rate structure for services provided by local exchange carriers, including the rate structure for access services, and we currently cannot predict whether these rule changes will be adopted or the impact these rule changes may have on our charges for access and other services if they are adopted.

Recent and pending decisions of the FCC may limit the availability and increase pricing of network elements used by our suppliers to provide telecommunications services to us. We cannot predict whether these rule changes will increase the cost of services we purchase from our suppliers. Further, the United States Congress and the FCC is considering modifying the way in which Federal Universal Service Fund charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line, per-telephone number or per-account charge. We currently cannot predict whether Congress will mandate or the FCC will adopt changes in the calculation of Federal Universal Service Fund contributions or whether these changes, if adopted, would increase our Federal Universal Service Fund surcharges. If the FCC implements any legislation, adopts any proposal or takes any administrative action that increases our Federal Universal Service Fund surcharges, our network operating costs will increase. In addition, if the FCC implements any legislation, adopts any proposal, or takes any administrative action that increases our telecommunications service supplier’s Universal Service Fund obligations, these suppliers may seek to pass through cost-recovery charges to us, which would result in an increase in our cost of network services.

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

In addition, the payment processing industry in which our POS division operates may become subject to regulation as a result of recent data security breaches that have exposed consumer data to potential fraud. To the extent this occurs, our POS division customers could impose on us additional technical, contractual or other requirements as a condition to continuing to do business with them. These requirements could cause us to incur additional costs, which could be significant, or to lose revenues to the extent we do not comply with these requirements.

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

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

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

Use	Location	Approximate square footage	Lease expiration date
European technology and finance center	Dublin, Ireland	14,500	January 2022
United Kingdom headquarters and network control center	Sheffield, England	16,000	April 2015

We also lease and occupy regional sales offices in various cities. We house our remote network switching equipment in facilities owned and maintained by some of our digital telecommunications circuit providers and also in leased telecommunications point-of-presence facilities located in various cities. These leases total approximately 28,000 square feet and expire on dates ranging from January 2007 to October 2014. We believe that our existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of our operations and development.

Item 3.                        Legal Proceedings

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that we breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied our motion for summary judgment filed in June 2004. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, we determined in March 2005 that a settlement was warranted. In April 2005, we settled the matter by making payment of $3.3 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs.

Certain states in which we operate assess sales taxes on certain services provided by us. Our customer contracts generally contain terms that stipulate the customer is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, we either include sales tax on our invoice or have obtained an exemption certificate from the customer. Certain states have audited us from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes were owed. In March 2005, we received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by an amount in excess of $4 million. In April 2005, we received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million. In July 2005, we entered into an agreement with that state’s Department of Revenue to settle the remaining outstanding liability of approximately $1.5 million for $0.8 million and concurrently entered into an agreement with a customer to reimburse us for $0.5 million of the settlement amount. We and our customers involved are vigorously defending the remaining proposed assessments. In the opinion of management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

We are from time to time a party to other legal proceedings, which arise in the normal course of business. Although we have been involved in past litigation, we are not currently involved in any material litigation the outcome of which could, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. Management is not aware of any material litigation threatened against us.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “TNS”. The following table reflects the range of high and low sale prices for the period indicated as reported by the NYSE.

Fiscal Year Ended December 31, 2005	HIGH	LOW
First quarter ended March 31, 2005	$22.70	$16.72
Second quarter ended June 30, 2005	$23.59	$17.67
Third quarter ended September 30, 2005	$25.88	$21.55
Fourth quarter ended December 31, 2005	$24.45	$17.26

As of March 9, 2006, there were 40 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 2,000 beneficial owners of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Under our amended and restated senior secure credit agreement, we are subject to restrictions on paying dividends.

During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

We repurchased 221 shares for total consideration of approximately $5,000 during the fourth quarter of the fiscal year covered by this report. Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a)(3)) made any other repurchases of our shares during the fourth quarter of the fiscal year covered by this report.

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 are derived from our consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the period from April 3, 2001 through December 31, 2001 and the year ended December 31, 2002 and the balance sheet data as of December 31, 2001, 2002, and 2003 are derived from our consolidated financial statements, which are not included in this report.

The consolidated statement of operations data for our predecessor, Transaction Network Services, Inc., formerly PSINet Transaction Solutions, Inc., for the period from January 1, 2001 through April 2, 2001 is derived from the consolidated financial statements of Transaction Network Services, Inc., formerly PSINet Transaction Solutions, Inc. and are not included in this report.

The historical results are not necessarily indicative of the results to be expected for any future period.

Selected Consolidated Financial Data
(In thousands, except per share and transaction data)

	Transaction Network Services, Inc. (Formerly PSINet Transaction Solutions, Inc.) (Predecessor)	The Company
	January 1, 2001- April 2, 2001	April 3, 2001- December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Consolidated Statements of Operations Data:
Revenues	$46,755	$144,994	$202,180	$223,353	$249,112	$258,940
Cost of network services	26,506	73,650	108,392	119,990	120,356	121,682
Engineering and development	2,857	6,560	10,638	11,560	14,688	15,521
Selling, general and administrative	11,032	18,795	33,063	37,284	49,264	55,245
Depreciation and amortization of property and equipment	3,749	8,376	16,480	20,220	20,205	18,972
Amortization of intangible assets(1)	11,520	15,601	23,150	25,769	28,573	22,773
Impairment of goodwill and other intangible assets	322,153	—	—	—	—	—
Costs of terminated initial public offering	—	—	1,473	—	—	—
Total operating expenses	377,817	122,982	193,196	214,823	233,086	234,193
Income (loss) from operations before taxes, equity in net loss of unconsolidated affiliates, and minority interest in net loss of consolidated subsidiary	(331,062)	22,012	8,984	8,530	16,026	24,747
Interest expense	(151)	(12,091)	(11,917)	(11,272)	(7,341)	(9,052)
Interest and other income (expense), net	250	555	915	2,544	1,601	(25)
Income tax benefit (provision)	1,125	(4,562)	(45)	(838)	(4,263)	(7,218)
Equity in net loss of unconsolidated affiliates	—	—	(364)	(64)	(1,039)	(2,686)
Minority interest in net loss of consolidated subsidiary	156	348	—	—	—	—
Net income (loss)(1)	(329,682)	6,262	(2,427)	(1,100)	4,984	5,766
Dividends on preferred stock	—	(11,934)	(14,630)	(15,060)	(3,428)	—
Loss on early extinguishment of related party debt, net of tax benefit of $1,428	—	(2,238)	—	—	—	—
Net income (loss) attributable to common stockholders	$(329,682)	$(7,910)	$(17,057)	$(16,160)	$1,556	$5,766
Per Share Information:
Basic net income (loss) per common share		$(0.64)	$(1.38)	$(1.31)	$0.06	$0.24
Diluted net income (loss) per common share		$(0.64)	$(1.38)	$(1.31)	$0.06	$0.23
Basic weighted average common shares outstanding		12,371	12,372	12,373	24,114	24,519
Diluted weighted average common shares outstanding		12,371	12,372	12,373	24,449	24,767

	As of December 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,091	$5,984	$11,074	$19,788	$26,628
Working capital	(5,080)	(12,923)	(18,102)	10,086	33,114
Total assets	320,768	362,811	342,359	356,412	352,184
Total debt, including current portion	134,184	169,347	150,395	51,000	113,448
Class A redeemable convertible preferred stock	146,780	161,410	176,470	—	—
Total stockholders’ equity (deficit)	(4,445)	(21,896)	(37,512)	242,498	177,846

(1)              On January 1, 2002, we adopted Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill no longer be amortized. If SFAS No. 142 had been effective for the period from April 3, 2001 through December 31, 2001, net income would have increased by approximately $0.5 million resulting in a net loss attributable to common stockholder of approximately $7.5 million. For the period from January 1, 2001 to April 2, 2001, amortization of intangible assets includes amortization of goodwill.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 23 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

•       International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides services in Australia, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain and Sweden through subsidiaries located in these countries. Additionally, through these international subsidiaries, we also provide services to customers located in Belgium, Finland, Gibraltar, Hong Kong, Mexico, Norway, Singapore and Thailand. Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

Our engineering and development expenses include salaries and other costs related to product development, engineering, hardware maintenance and materials. The majority of these costs are expensed as incurred, including costs related to the development of internal use software in the preliminary project, the post-implementation and operation stages. Development costs we incur during the software application development stage are capitalized and amortized over the estimated useful life of the developed software.

Our selling, general and administrative expenses include costs related to sales, marketing, administrative and management personnel, as well as external legal, accounting and consulting services.

In March 2004, we completed our initial public offering (IPO) of common stock issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the outstanding debt under our 2001 senior secured credit facility. Concurrent with the closing of the IPO, we entered into a new 2004 senior secured credit facility and used the net proceeds from borrowings to repay the remaining debt outstanding under our 2001 senior secured credit facility. In connection with the termination of our 2001 senior secured credit facility, we recognized a charge of approximately $2.0 million related to the write-off of unamortized deferred financing costs. Such write-off was included in interest expense in the accompanying  consolidated statement of operations for the year ended December 31, 2004.

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

On May 5, 2005, we completed a modified Dutch auction tender offer, purchasing and retiring 6,263,435 shares of our outstanding common stock at a price of $18.50 per share net to each seller in cash, for an aggregate purchase price of $116.9 million. The 6,263,435 shares tendered include 6,000,000 shares tendered by our then controlling stockholder, GTCR.

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

Acquisitions

On December 4, 2002, we completed the acquisition of a 50.1% interest in Openet S.r.l., an Italian provider of POS services, for a purchase price of $1.8 million, plus transaction costs of $0.4 million. On January 24, 2003, we acquired the remaining 49.9% interest in Openet for $2.0 million in cash. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $3.4 million and goodwill of $0.5 million. Our consolidated statements of operations include the operating results of Openet.

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

On May 21, 2004, we completed the acquisition of two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). Pursuant to two separate asset purchase agreements, the Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million, for certain assets related to USWD’s Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000, for USWD’s vending assets, which support cashless transactions at vending machines. We purchased these assets to advance our wireless capability to service existing customers as well as to penetrate new vertical markets. We accounted for the acquisitions of the Synapse and vending assets under the purchase method with the total consideration allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $5.9 million related to the Synapse assets and $3.7 million related to the vending assets. Our consolidated results of operations include the operating results of these acquisitions from May 21, 2004.

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

On May 12, 2005, we acquired certain tangible and intangible assets of FusionPoint Technology Solutions from Techlan, Inc. for a purchase price of $3.5 million, including direct acquisition costs of $0.1 million. FusionPoint designs and installs turn-key solutions that integrate legacy data communication devices found in convenience stores and service stations onto an IP network. We accounted for the acquisition of the FusionPoint assets under the purchase method with the total consideration allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $3.5 million. Our consolidated results of operations include the operating results of this acquisition from May 12, 2005.

On August 2, 2005, we acquired certain intangible assets of Process Logistics Limited for a purchase price of $0.5 million, including direct acquisition costs of approximately $27,000. The assets acquired include the right to provide POS services in the United Kingdom and a non-compete agreement. We accounted for the acquisition of the Process Logistics assets under the purchase method with the total consideration allocated, on a preliminary basis, to the fair value of the assets acquired, including identifiable intangibles of $0.5 million. Our consolidated results of operations include the operating results of this acquisition from August 2, 2005.

On December 13, 2005, we completed the acquisition of an Romanian company, SC Connet-Ro SRL (Connet-Ro) for a purchase price of $1.4 million, including direct acquisition costs of approximately $0.1 million. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $1.2 million. The purchase agreement allows for additional consideration of up to $0.4 million to be paid, based upon the results of operations of Connet-Ro for the year ended December 31, 2005. Our consolidated results of operations include the operating results of this acquisition from December 13, 2005.

On December 31, 2005, we acquired certain tangible and intangible assets of Arval UK Limited for a purchase price of approximately $0.9 million including direct acquisition costs of $52,000. The assets acquired included the right to provide POS services in the United Kingdom under customer contracts, certain fixed assets and a non-compete agreement. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $0.6 million.

On January 6, 2006, we completed the acquisition of two companies in the United Kingdom, CommsXL Services and CommsXL Limited (collectively CommsXL). Pursuant to two separate purchase agreements, the Company paid approximately $12.0 million, including direct acquisition costs of approximately $0.2 million for certain assets of CommsXL. We purchased these companies to advance our end-to-end POS service offerings in the United Kingdom as well as to penetrate new vertical markets.

On February 28, 2006, we acquired certain tangible and intangible assets of InfiniRoute Networks, Inc. for a purchase price of approximately $2.5 million. The assets acquired include the right to provide TSD services under customer contracts, certain fixed assets and a non-compete agreement. We purchased these assets to advance our TSD service offerings to enable traditional telecommunications carriers and next-generation service providers to interconnect directly over Internet Protocol (IP) packet networks, reducing the cost and complexity associated with these interconnections.

International Operations

Although we generate revenues in 12 of the 14 countries that we operate in our international services division, as of December 31, 2005 we have yet to generate positive operating cash flows in six of these 14 countries. When establishing operations in a country, we typically incur personnel and capital expenditures for an average of two to three years prior to establishing a customer base, recording revenues and generating positive operating cash flows. On a consolidated basis as of December 31, 2005, our international services division generated positive operating cash flows.

Results of Operations

The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year ended December 31,
	2003	2004	2005
Statements of Operations Data:
Revenues	$223,353	$249,112	$258,940
Cost of network services	119,990	120,356	121,682
Engineering and development	11,560	14,688	15,521
Selling, general and administrative	37,284	49,264	55,245
Depreciation and amortization of property and equipment	20,220	20,205	18,972
Amortization of intangible assets	25,769	28,573	22,773
Total operating expenses	214,823	233,086	234,193
Income from operations before income tax provision and equity in net loss of unconsolidated affiliates	8,530	16,026	24,747
Interest expense	(11,272)	(7,341)	(9,052)
Interest and other income (expense), net	2,544	1,601	(25)
Income tax provision	(838)	(4,263)	(7,218)
Equity in net loss of unconsolidated affiliates	(64)	(1,039)	(2,686)
Net (loss) income	$(1,100)	$4,984	$5,766

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues. Total revenues increased $9.8 million, or 3.9%, to $258.9 million for the year ended December 31, 2005, from $249.1 million for the year ended December 31, 2004. We generate revenues through four operating divisions.

POS division. Revenues from the POS division decreased $25.4 million, or 22.7%, to $86.6 million for the year ended December 31, 2005, from $112.0 million for the year ended December 31, 2004. The $25.4 million decrease in POS revenues resulted primarily from a decline in transaction volumes, primarily from a major customer, and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 19.8% to 5.8 billion transactions for the year ended December 31, 2005, from 7.2 billion transactions for the year ended December 31, 2004. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease. In addition, during 2005 we amended our contract with a major customer to extend the term of the agreement for two years. The amended contract does not contain any minimum transaction commitments. Based on the amended contract, we believe that revenues and related transaction volumes from this customer may decline in 2006 and thereafter.

International services division. Revenues from the international services division increased $16.9 million, or 21.9%, to $94.5 million for the year ended December 31, 2005, from $77.5 million for the year ended December 31, 2004. The increase was primarily due to additional revenues generated from our POS and

FSD customers in the United Kingdom, Australia, France, Germany, Ireland and Italy. Revenues from our United Kingdom subsidiary increased $8.3 million, or 15.0%, to $55.5 million for the year ended December 31, 2005, from $47.1 million for the year ended December 31, 2004.

Telecommunication services division. Revenues from the telecommunication services division increased $12.4 million, or 36.3%, to $46.6 million for the year ended December 31, 2005, from $34.1 million for the year ended December 31, 2004. The growth in revenues was primarily due to increased usage of our call signaling and database access services from new and existing customers.

Financial services division. Revenues from the financial services division increased $5.9 million, or 23.1%, to $31.3 million for the year ended December 31, 2005, from $25.5 million for the year ended December 31, 2004. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

Cost of network services. Cost of network services increased $1.3 million, or 1.1%, to $121.7 million for the year ended December 31, 2005, from $120.4 million for the year ended December 31, 2004. Cost of network services were 47.0% of revenues for the year ended December 31, 2005, compared to 48.3% of revenues for the year ended December 31, 2004. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services, offset primarily by lower usage charges from decreased POS transactions and to a lesser extent, a decrease in usage-based vendor telecommunications charges in our POS division. Gross profit represented 53.0% of total revenues for the year ended December 31, 2005, compared to 51.7% for the year ended December 31, 2004. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our international services division and financial services division, our highest gross margin divisions, and to a lesser extent the decrease in usage-based vendor telecommunications charges. These increases were partially offset by the decline in margin of our POS business as we transported fewer transactions over our fixed cost network, as well as from increased contribution from our telecommunications services division, our lowest gross margin division.

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

Engineering and development expense. Engineering and development expense increased $0.8 million, or 5.7%, to $15.5 million for the year ended December 31, 2005, from $14.7 million for the year ended December 31, 2004. Engineering and development expense represented 6.0% of revenues for the year ended December 31, 2005 and 5.9% of revenues for the year ended December 31, 2004. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion and new product offerings in our POS division.

Selling, general and administrative expense. Selling, general and administrative expense increased $6.0 million, or 12.1%, to $55.2 million for the year ended December 31, 2005, from $49.3 million for the year ended December 31, 2004. Selling, general and administrative expense represented 21.3% of revenues for the year ended December 31, 2005, compared to 19.8% of revenues for the year ended December 31, 2004. Selling, general and administrative expense increased primarily from the incremental costs necessary to operate as a public company and to a lesser extent, the expenses required to support our revenue growth, mainly within the international services division. Included in selling, general and administrative expense for the year ended December 31, 2005 is a pre-tax benefit to earnings of $2.3 million, comprised of $6.5 million of benefits from settlements of state sales tax liabilities, a $3.3 million charge related to a legal settlement and a $0.9 million charge related to severance. Excluding this $2.3 million pre-tax benefit, selling, general and administrative expense was $57.5 million for the year ended December 31, 2005.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment decreased $1.2 million, or 6.1%, to $19.0 million for the year ended December 31, 2005, from $20.2 million for the year ended December 31, 2004. Depreciation expense decreased primarily from certain assets becoming fully depreciated during the year. Depreciation and amortization of property and equipment represented 7.3% of revenues for the year ended December 31, 2005, compared to 8.1% of revenues for the year ended December 31, 2004.

Amortization of intangible assets. Amortization of intangible assets decreased $5.8 million, or 20.3%, to $22.8 million for the year ended December 31, 2005, from $28.6 million for the year ended December 31, 2004. The amortization of intangible assets for the year ended December 31, 2005 and 2004 relates solely to the intangible assets resulting from acquisitions. Included in amortization of intangible assets for the years ended December 31, 2005 and 2004 is approximately $3.8 million and $3.4 million, respectively, of accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers during those years.  Excluding these items, amortization of intangible assets decreased due to certain of our intangible assets becoming fully amortized during 2005. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2006 and may decline further thereafter. The intangible asset value attributable to this customer relationship is approximately $23.8 million as of December 31, 2005. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows, and concluded no impairment existed as of December 31, 2005.

Interest expense. Interest expense increased $1.7 million to $9.1 million for the year ended December 31, 2005, from $7.3 million for the year ended December 31, 2004. Included in interest expense for the year ended December 31, 2005 is approximately $1.1 million of deferred financing costs in connection with the termination of our 2004 senior secured credit facility. Included in interest expense for the year ended December 31, 2004 is approximately $2.0 million of deferred financing costs in connection with the termination of our 2001 senior secured credit facility. Excluding these items, interest expense increased primarily due to the additional borrowings under our amended and restated senior secured credit facility to finance the stock repurchase in May 2005.

Interest and other income (expense), net. Interest and other income (expense), net was approximately $25,000 of expense for the year ended December 31, 2005 compared to $1.6 million of income for the year ended December 31, 2004. Included in other income (expense), net for the year ended December 31, 2005 is a loss on foreign currency translation of $0.8 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $1.1 million for the year ended December 31, 2004. Also included in interest  and other income (expense), net is $0.7 million and $0.3 million of interest income for the years ended December 31, 2005 and 2004, respectively. Also included in other income (expense), net for the year ended December 31, 2005 is a $0.1 million loss on the sale of property and equipment, versus a gain of $0.2 million for the year ended December 31, 2004.

Income tax provision. For the year ended December 31, 2005, our income tax provision was $7.2 million compared to $4.3 million for the year ended December 31, 2004. Our effective tax rate for the year ended December 31, 2005 is 46.1% versus the U.S. federal statutory tax rate of 34.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.

Equity in net loss of unconsolidated affiliates. For the year ended December 31, 2005, our equity in net loss of unconsolidated affiliates was $2.7 million compared to $1.0 million for the year ended December 31, 2004. The increase was due to additional losses recorded on our equity method investments, primarily relating to our investments in WAY Systems, Inc. and IP Commerce, Inc. As of December 31, 2005, we have $5.1 million of long-term investments in unconsolidated affiliates, and we expect to incur losses on these investments in 2006 and we may continue to incur losses thereafter.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

International services division. Revenues from the international services division increased $29.0 million, or 60.0%, to $77.5 million for the year ended December 31, 2004, from $48.5 million for the year ended December 31, 2003. The increase was primarily due to additional revenues generated from our POS customers in the United Kingdom, Australia, France, Spain and Italy and to a lesser extent we benefited from favorable foreign exchange rates. Revenues from our United Kingdom subsidiary increased $13.8 million, or 41.4%, to $47.1 million for the year ended December 31, 2004, from $33.3 million for the year ended December 31, 2003.

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

Amortization of intangible assets. Amortization of intangible assets increased $2.8 million, or 10.9%, to $28.6 million for the year ended December 31, 2004, from $25.8 million for the year ended December 31, 2003. The amortization of intangible assets for the year ended December 31, 2004 and 2003 relates solely to the intangible assets resulting from acquisitions. The increase was attributable to $3.4 million of accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers in 2004. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. We will continue to assess the recoverability of our customer relationship assets based upon undiscounted anticipated future cash flows.

Interest expense. Interest expense decreased $4.0 million to $7.3 million for the year ended December 31, 2004, from $11.3 million for the year ended December 31, 2003. This decrease was primarily due to the repayment of a portion of our term debt with the net proceeds from our initial public offering in March 2004 and our follow-on offering in October 2004, partially offset by the write-off on March 19, 2004 of $2.0 million of deferred financing costs in connection with the termination of our 2001 senior secured credit facility.

Interest and other income (expense), net. Interest and other income (expense), net was $1.6 million for the year ended December 31, 2004 compared to $2.5 million for the year ended December 31, 2003. Included in other income (expense), net for the year ended December 31, 2004 is a gain on foreign currency translation of $1.1 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $1.7 million for the year ended December 31, 2003. Also included in interest and other income (expense), net for the year ended December 31, 2004 is a $0.2 million gain on the sale of property and equipment, versus a loss of $29,000 for the year ended December 31, 2003. Included in interest and other income, net for the year ended December 31, 2003 was a gain of $0.6 million on the sale of our equity method investment in a related entity.

Income tax provision. For the year ended December 31, 2004, our income tax provision was $4.3 million compared to $0.8 million for the year ended December 31, 2003. Our effective tax rate for the year ended December 31, 2004 was 41.4% versus the U.S. federal statutory tax rate of 34.0%, due primarily to the fact that we have losses from certain of our international subsidiaries that cannot be used to offset income in other jurisdictions.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. The borrowings under our amended and restated senior secured credit facility were used to finance the stock repurchase on May 5, 2005, as well as to repay the amounts outstanding under our 2004 senior secured credit facility. The proceeds from our initial public offering in March 2004, along with the proceeds from borrowings under our 2004 senior secured credit facility, were used to repay the amounts outstanding under our 2001 senior secured credit facility. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our amended and restated senior secured credit facility, will be adequate to meet our anticipated needs for the foreseeable future. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

Our operations provided us cash of $51.3 million for the year ended December 31, 2005, which was attributable to net income of $5.8 million, depreciation, amortization and other non-cash charges of $51.0 million and a decrease in working capital of $5.5 million. Our operations provided us cash of $54.9 million for the year ended December 31, 2004, which was attributable to net income of $5.0 million, depreciation, amortization and other non-cash charges of $50.2 million and a decrease in working capital of $0.3 million. Our operations provided us cash of $48.1 million for the year ended December 31, 2003, which was attributable to a net loss of $1.1 million, depreciation, amortization and other non-cash charges of $46.8 million and a decrease in working capital of $2.4 million.

We used cash of $33.4 million in investing activities for the year ended December 31, 2005, which includes capital expenditures of $21.6 million. In addition, we made investments of $2.6 million in WAY Systems and $2.9 million in IP Commerce. We also purchased certain assets of FusionPoint for $3.5 million, Process Logistics for $0.6 million and Arval for $0.9 million. We also acquired Connet-Ro for $1.3 million. We used cash of $38.5 million in investing activities for the year ended December 31, 2004, which includes capital expenditures of $23.4 million. In addition, we spent $6.1 million and $3.7 million, respectively, to purchase the Synapse and vending assets from USWD to facilitate our objective to enhance our POS services. We also spent $1.7 million to purchase certain assets from ICG Telecom Group, Inc. to facilitate our objective to expand our telecommunications services. We also made investments of $2.5 million in WAY Systems, Inc. and $1.0 million in AK Jensen Group, Limited. We used cash of $21.7 million in investing activities for the year ended December 31, 2003, which consisted primarily of capital expenditures of $17.1 million. In addition, we spent $2.0 million in January 2003 to purchase the remaining 49.9% interest of Openet and $2.5 million to purchase Transpoll Offline in November 2003 to facilitate our objective to expand our international services division. Significant portions of our capital expenditures in each period were for network equipment, third-party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements. Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

We used cash of $10.1 million for financing activities for the year ended December 31, 2005, which includes borrowings under our amended and restated senior secured credit facility, net of financing costs, of $165.2 million that were used to finance the purchase and retirement of 6,263,435 shares of our common stock at a price of $18.50 per share plus expenses for approximately $116.9 million and to repay $48.0 million of long-term debt under our 2004 senior secured credit facility. We used the net proceeds from our follow-on offering in September 2005 of approximately $46.1 million to repay long-term debt under our amended and restated senior secured credit facility. In addition, we made long-term debt repayments of $8.4 million on our amended and restated senior secured credit facility, a portion of which was applied to the current maturity in 2006 and an additional $3.0 million on our 2004 senior secured credit facility. We also received proceeds from the exercise of employee stock options of approximately $1.5 million. We used cash of $7.5 million for financing activities for the year ended December 31, 2004, which included $35.4 million of long-term debt repayments on our 2004 senior secured credit facility and $150.4 million of long-term debt repayments under our 2001 senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.5 million, net proceeds from our follow-on offering in the fourth quarter 2004 of $22.2 million and borrowings under our 2004 credit facility, net of financing costs, of $79.0 million. We also borrowed $5.5 million in May 2004 under our 2004 credit facility, the proceeds of which were used to fund the acquisition of the Synapse assets from USWD. We used cash of $19.5 million for financing activities for the year ended December 31, 2003, which consisted primarily of $19.0 million of long-term debt repayments. We paid an additional $0.6 million of financing fees in April 2003 to secure an amendment to our 2001 senior secured credit facility.

Amended and Restated Senior Secured Credit Facility

On May 4, 2005, we entered into an amended and restated senior secured credit facility to finance the stock repurchase and to replace our 2004 senior secured credit facility. The amended and restated senior secured credit facility consists of a $165.0 million term loan and a revolving credit facility of $30.0 million, under which there were no borrowings as of December 31, 2005. The amended and restated senior secured credit facility matures May 4, 2012. Payments on the term loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve month period until paid in full and then applied to the term loan in inverse order of maturity. As of December 31, 2005 total remaining payments on the term loan are as follows (in thousands):

2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	106,848
$113,448

For the period through December 31, 2005, borrowings on the revolving credit facility and the term loan bore interest at a rate of 2.00 percent over the LIBOR rate (6.48 percent as of December 31, 2005). Thereafter, if we achieve a leverage ratio of less than 1.75, the borrowings on the revolving credit facility and the term loan generally will bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. Our leverage ratio as of December 31, 2005 was 1.74 to 1.0. The revolving credit facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the revolving credit facility. Interest payments on the amended and restated senior secured credit facility are due monthly, bimonthly, or quarterly at our option.

The terms of the amended and restated senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of December 31, 2005, we were required to maintain a leverage ratio of less than 2.85 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the amended and restated senior secured credit facility. The amended and restated senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the amended and restated senior secured credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the amended and restated senior secured revolving credit facility. The amended and restated senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and nonfinancial covenants of the amended and restated senior secured credit facility as of December 31, 2005.

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

Related Party Transactions

Long-term investments

In April 2003, we made an investment in LinkSpot Networks, Inc., a company that provides wireless Internet access to recreational vehicle parks. We purchased 3.2 percent of the company’s common shares for $0.1 million and obtained representation on the company’s board of directors. In July 2003, we entered into an agreement to provide services to the company and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of the company’s common shares. In May 2004, our investment in common shares was converted into 13.1 percent of the company’s Series A preferred shares. In May 2004, we also made an additional $0.1 million investment to purchase 3.7 percent of the company’s Series A preferred shares and the company exercised its right under the existing services agreement to receive additional services from us valued at $0.3 million in exchange for 9.4 percent of the company’s Series A preferred shares. As of December 31, 2004, we owned 26.2 percent of the company’s Series A preferred shares and 20.9 percent of the company’s total outstanding shares. We accounted for this investment under the equity method of accounting. During the year ended December 31, 2004, we wrote-down the remaining investment value to zero. For the years ended December 31, 2003 and 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.1 million and $0.7 million, respectively.

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, we owned 18.1 percent of WAY’s total outstanding shares. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock representing an additional 1.9 percent of WAY’s outstanding shares. In July 2005, we made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum due January 1, 2009. In September 2005, we exercised our option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Serices C convertible preferred stock. As of December 31, 2005, we owned 17.0 percent of WAY’s outstanding shares. We are accounting for this investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of WAY’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the year ended December 31, 2004 and 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million and $1.4 million, respectively.

In September 2004, we made an investment in AK Jensen Group, Limited (AKJ), a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. We purchased 94,429 common shares or 8.4% of AKJ’s total outstanding shares for $1.0 million and obtained representation on AKJ’s board of directors. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of AKJ’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004 and 2005 we recognized a net loss in the equity of an unconsolidated affiliate of approximately $35,000 and $0.1 million, respectively.

In January 2005, we made an investment in IP Commerce, Inc., a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. As of December 31, 2005 we owned 39.7 percent of IP Commerce’s total outstanding shares. For the year ended December 31, 2005, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $1.1 million  In September 2005, we made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007.

Asset acquisition

During the year ended December 31, 2001, we purchased a partial interest in an aircraft for $1.2 million from a company that is controlled by our Chairman and Chief Executive Officer. We obtained an independent appraisal to ascertain the fair value of the partial interest on the purchase date and purchased it for the appraised fair value. During the year ended December 31, 2003, we sold this fixed asset for $0.9 million, for a net gain of $4,000.

Aircraft Usage

During the year ended December 31, 2005, we paid approximately $0.7 million for the use of an aircraft to a company that is controlled by our Chairman and Chief Executive Officer.

Telecommunications services

One of our directors is the Chief Executive Officer and co-founder of TARGUS Information Corp. (TARGUS). We have done business with TARGUS in the past and expect to continue to do business with TARGUS in the future. For the years ended December 31, 2003, 2004 and 2005, we billed approximately $3.1 million, $2.3 million and $2.1 million, respectively, to TARGUS and paid approximately $2.1 million, $2.7 million and $4.6 million, respectively to TARGUS for services received and provided in the ordinary course of business.

Commitments

The following table summarizes our contractual obligations as of December 31, 2005 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$113,448	$—	$1,650	$1,650	$1,650	$1,650	$106,848
Operating lease obligations	46,751	7,937	6,726	5,921	5,354	5,375	15,438
	$160,199	$7,937	$8,376	$7,571	$7,004	$7,025	$122,286

We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our amended and restated senior secured credit facility or future debt or equity financings.

On September 21, 2005, we entered into a lease to rent office space in the United Kingdom with a company that is majority owned by the President of our international services division. Prior to entering into this lease, we obtained an independent appraisal confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,000 and expires on September 20, 2017.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill and other intangible assets and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenues and related cost recognition

We recognize revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from the transmission of transaction data through our networks between payment processors and POS or ATM terminals. Telecommunication services revenue is derived primarily from fixed monthly recurring fees for our call signaling services and per query fees charged for our database access and validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through our networks. Customer incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer’s minimum purchase commitments under the contract. In addition, we receive installation fees related to the configuration of the customer’s systems. Revenue from installation fees are deferred and recognized ratably over the customer’s contractual service period, generally three years. We perform periodic evaluations of our customer base and establish allowances for estimated credit losses.

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

Goodwill and intangible assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. We have elected to perform the impairment test annually as of October 1 of each year. An interim goodwill impairment test is performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation based upon a determination of fair value.

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

For purposes of measuring and recognizing impairment of long-lived assets, we assess whether separate cash flows can be attributed to the individual asset. We group our long-lived assets by business unit where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, we recognize an impairment charge upon disposition. For our customer relationship intangible assets, we evaluate impairment upon the significant loss of revenue from a customer.

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

Income taxes

We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. We provide a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. During the year ended December 31, 2005, we decided to repatriate and ultimately did repatriate, $16.1 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004. Accordingly, we recorded an additional income tax provision of approximately $0.9 million related to this decision. We intend to reinvest the remaining undistributed foreign earnings indefinitely and, therefore, no provision for U.S. income taxes has been provided against these undistributed earnings.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. Pro forma disclosure is no longer an alternative. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on its net income (loss) and basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2004 and 2005 (which may differ from the ultimate impact of adopting the new standard) can be found in the notes to our consolidated financial statements, included elsewhere in this report . Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We will adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. We expect the adoption of SFAS No. 123 (R) to result in additional stock compensation expense, and therefore a reduction of net income for the year ending December 31, 2006, of approximately $1.5 million to $1.7 million.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our financial position, cash flows or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 (FSP 115-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. In addition, FSP 115-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 also nullifies certain requirements of Emerging Issue Task Force No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The effective date for this FSP is reporting periods beginning after December 15, 2005. We have not yet determined if the adoption of FSP 115-1 will have a material effect on our consolidated financial statements.

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2005, we had $113.4 million outstanding under our amended and restated senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on December 31, 2005 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.1 million to our annual interest expense.

As of December 31, 2005, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 15 countries outside of the U.S., including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain and Sweden. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the year ended December 31, 2005, we recorded a loss on foreign currency translation of approximately $0.8 million.

Item 8.                        Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	49
CONSOLIDATED BALANCE SHEETS	51
As of December 31, 2004 and 2005
CONSOLIDATED STATEMENTS OF OPERATIONS	52
For the years ended December 31, 2003, 2004 and 2005
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	53
For the years ended December 31, 2003, 2004 and 2005
CONSOLIDATED STATEMENTS OF CASH FLOWS	54
For the years ended December 31, 2003, 2004 and 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	55
FINANCIAL STATEMENT SCHEDULE:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	91
For the years ended December 31, 2003, 2004 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of TNS, Inc.:

We have audited the accompanying consolidated balance sheets of TNS, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TNS, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of TNS, Inc.:

We have audited management’s assessment, included in the accompanying management report located in Item 9A that TNS, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TNS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TNS, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TNS, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005 of TNS, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 10, 2006

TNS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(in thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,788	$26,628
Accounts receivable, net of allowance for doubtful accounts of $4,756 and $5,260, respectively	47,896	48,773
Prepaid expenses	3,279	4,407
Deferred tax assets	1,167	5,236
Other current assets	4,903	5,813
Total current assets	77,033	90,857
Property and equipment, net	50,587	52,448
Identifiable intangible assets, net	205,208	187,233
Goodwill	5,386	5,160
Other assets	18,198	16,486
Total assets	$356,412	$352,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,000	$—
Accounts payable, accrued expenses and other current liabilities	43,528	46,933
Deferred revenue	14,419	10,810
Total current liabilities	66,947	57,743
Long-term debt, net of current portion	42,000	113,448
Other liabilities	4,967	3,147
Total liabilities	113,914	174,338
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 27,996,053 shares issued and outstanding and 23,998,715 shares issued and 23,971,001 shares outstanding, respectively	28	24
Treasury stock	—	(517)
Additional paid-in capital	281,766	217,434
Accumulated deficit	(37,333)	(31,567)
Deferred stock compensation	(4,766)	(7,150)
Accumulated other comprehensive income (loss)	2,803	(378)
Total stockholders’ equity	242,498	177,846
Total liabilities and stockholders’ equity	$356,412	$352,184

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2004	2005
	(in thousands, except per share and share amounts)
Revenues	$223,353	$249,112	$258,940
Operating expenses:
Cost of network services, exclusive of the items shown separately below	119,990	120,356	121,682
Engineering and development	11,560	14,688	15,521
Selling, general, and administrative	37,284	49,264	55,245
Depreciation and amortization of property and equipment	20,220	20,205	18,972
Amortization of intangible assets	25,769	28,573	22,773
Total operating expenses	214,823	233,086	234,193
Income from operations.	8,530	16,026	24,747
Interest expense.	(11,272)	(7,341)	(9,052)
Interest income	154	305	674
Other income (expense), net	2,390	1,296	(699)
Income (loss) before income tax provision and equity in net loss of unconsolidated affiliates	(198)	10,286	15,670
Income tax provision.	(838)	(4,263)	(7,218)
Equity in net loss of unconsolidated affiliates	(64)	(1,039)	(2,686)
Net income (loss)	(1,100)	4,984	5,766
Dividends on preferred stock	(15,060)	(3,428)	—
Net income (loss) attributable to common stockholders	$(16,160)	$1,556	$5,766
Basic net income (loss) per common share	$(1.31)	$0.06	$0.24
Diluted net income (loss) per common share	$(1.31)	$0.06	$0.23
Basic weighted average common shares outstanding	12,373,335	24,114,348	24,518,578
Diluted weighted average common shares outstanding	12,373,335	24,449,283	24,766,971

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

					Stockholders’ deficit		Accumulated	Total
				Additional		Deferred	other	stockholders’	Comprehensive
	Common Stock		Treasury	paid-in	Accumulated	stock	comprehensive	(deficit)	income
	Shares	Amount	Stock	capital	deficit	compensation	income (loss)	equity	(loss)
	(in thousands, except per share and share amounts)
Balance, December 31, 2002	12,372,639	$12	$—	$2,363	$(22,729)	$(367)	$(1,175)	$(21,896)
Dividends on preferred stock	—	—	—	—	(15,060)	—	—	(15,060)
Exercise of employee stock options	731	—	—	14	—	—	—	14
Revaluation of options	—	—	—	(100)	—	100	—	—
Stock compensation expense	—	—	—	—	—	94	—	94
Change in market value and expiration of derivative instruments	—	—	—	—	—	—	(350)	(350)	$(350)
Foreign currency translation	—	—	—	—	—	—	786	786	786
Net loss	—	—	—	—	(1,100)	—	—	(1,100)	(1,100)
Balance, December 31, 2003	12,373,370	12	—	2,277	(38,889)	(173)	(739)	(37,512)
Total, December 31, 2003									$(664)
Issuance of common stock	5,622,976	6	—	93,700	—	—	—	93,706
Conversion of preferred stock to common stock	9,984,712	10	—	179,715	—	—	—	179,725
Dividends on preferred stock	—	—	—	—	(3,428)	—	—	(3,428)
Exercise of employee stock options	14,995	—	—	307	—	—	—	307
Stock compensation expense	—	—	—	5,767	—	(4,593)	—	1,174
Foreign currency translation	—	—	—	—	—	—	3,542	3,542	$3,542
Net income	—	—	—	—	4,984	—	—	4,984	4,984
Balance, December 31, 2004	27,996,053	28	—	281,766	(37,333)	(4,766)	2,803	242,498
Total, December 31, 2004									$8,526
Issuance of common stock	2,100,000	2	—	46,064	—	—	—	46,066
Repurchase and retirement of common stock	(6,263,435)	(6)	—	(116,863)	—	—	—	(116,869)
Purchase of treasury stock	—	—	(517)	—	—	—	—	(517)
Exercise of employee stock options	74,431	—	—	1,531	—	—	—	1,531
Issuance of common stock upon vesting of restricted stock units	91,666	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	4,936	—	(2,384)	—	2,552
Foreign currency translation	—	—	—	—	—	—	(3,181)	(3,181)	$(3,181)
Net income	—	—	—	—	5,766	—	—	5,766	5,766
Balance, December 31, 2005	23,998,715	$24	$(517)	$217,434	$(31,567)	$(7,150)	$(378)	$177,846
Total, December 31, 2005									$2,585

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2004	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,100)	$4,984	$5,766
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,220	20,205	18,972
Amortization of intangible assets	25,769	28,573	22,773
Deferred income tax (benefit) provision	(1,345)	(3,707)	1,692
Loss (gain) on disposal of property and equipment	29	(162)	138
Amortization and write-off of deferred financing costs	1,953	3,116	2,261
Equity in net loss of unconsolidated affiliates	64	1,039	2,686
Stock compensation	94	1,174	2,552
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	862	(6,406)	(577)
Other current and noncurrent assets	(4,820)	(2,968)	(456)
Accounts payable and accrued expenses	2,831	1,365	955
Deferred revenue	2,191	6,149	(3,646)
Other current and noncurrent liabilities	1,329	1,567	(1,819)
Net cash provided by operating activities:	48,077	54,929	51,297
Cash flows from investing activities:
Purchases of property and equipment	(17,114)	(23,382)	(21,586)
Investments in unconsolidated affiliates	(100)	(3,600)	(5,505)
Purchase of Arval	—	—	(913)
Purchase of Connet Ro	—	—	(1,331)
Purchase of Process Logistics assets	—	—	(558)
Purchase of FusionPoint assets	—	—	(3,501)
Purchase of assets from ICG	—	(1,730)	—
Purchase of Synapse assets from USWD	—	(6,077)	—
Purchase of vending assets from USWD	—	(3,748)	—
Purchase of TranXact assets	—	—	—
Purchase of Openet S.r.l., net of cash acquired	(1,985)	—	—
Purchase of Transpoll Offline	(2,523)	—	—
Net cash used in investing activities:	(21,722)	(38,537)	(33,394)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $—, $1,979 and $2,727, respectively	—	84,531	165,188
Repayment of long-term debt	(18,952)	(185,906)	(105,468)
Payment of refinancing costs	(588)	—	(75)
Payment of dividends on preferred stock	—	(173)	—
Proceeds from stock option exercises	14	307	1,531
Proceeds from issuance of common stock, net of issuance costs of $—, $9,914 and $2,759, respectively	—	93,706	46,066
Purchase and retirement of common stock, inclusive of fees of $996	—	—	(116,869)
Purchase of treasury stock	—	—	(517)
Net cash used in financing activities:	(19,526)	(7,535)	(10,144)
Effect of exchange rates on cash and cash equivalents	(1,739)	(143)	(919)
Net increase in cash and cash equivalents	5,090	8,714	6,840
Cash and cash equivalents, beginning of period	5,984	11,074	19,788
Cash and cash equivalents, end of period	$11,074	$19,788	$26,628
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,665	$4,928	$6,390
Cash paid for income taxes	$1,763	$6,262	$5,042

See accompanying notes.

TNS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.   The Company:

Business Description

TNS, Inc. (TNS or the Company, formerly TNS Holdings, Inc.) is a Delaware corporation. On October 30, 2003, the Company changed its name to TNS, Inc.

TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 23 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols, are designed to be scalable and are accessible by multiple methods, including dial—up, dedicated, wireless and Internet connections.

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

Offerings of Common and Stock Repurchase

In March 2004, the Company completed its initial public offering (IPO) issuing 4,420,000 common shares at $18.00 per share, which generated proceeds, net of offering costs, of approximately $71.5 million. The net proceeds of the IPO were used to repay a portion of the Company’s long-term debt outstanding under its 2001 senior secured credit facility.

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

The net proceeds from the follow-on offering were used to repay a portion of the Company’s long-term debt outstanding under its 2004 senior secured credit facility.

On May 5, 2005, the Company purchased and retired 6,263,435 shares of its common stock, pursuant to a modified Dutch auction tender offer, for $18.50 per share plus expenses of approximately $1.0 million. Of the shares tendered, 6 million shares were tendered by the Company’s then controlling stockholder, GTCR Golder Rauner L.L.C. and its affiliated investment funds.

On September 21, 2005, the Company completed a follow-on offering of common stock issuing 1,200,000 common shares at $23.25 per share, which generated proceeds, net of offering costs, of approximately $26.1 million. On September 21, 2005, in connection with the follow-on offering, the underwriters exercised their over-allotment option and the Company issued an additional 900,000 shares of common stock at $23.25 per share, which generated proceeds net of offering costs of approximately $20.0 million. The net proceeds from the follow-on offering were used to repay a portion of the Company’s long-term debt outstanding under its amended and restated senior secured credit facility.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” as amended by Statement of Financial Accounting Standards (SFAS) No. 94, “Consolidation of all Majority-Owned Subsidiaries.” The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities, as defined by Financial Statement Accounting Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity-method of accounting pursuant to Accounting Principles Bulletin (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, accrued expenses for probable losses, and estimates related to the fair value of our employee stock options, including volatility and expected life. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s networks, between payment processors and POS or ATM terminals. Telecommunication services revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s networks. Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer’s minimum purchase commitments under the contract. Deferred customer incentives were approximately $5.2 million and $3.4 million as of December 31, 2004 and 2005, respectively, of which approximately $1.7 million and $1.6 million was classified as other current assets as of December 31, 2004 and 2005, respectively, and the remaining balance was classified as other assets in the accompanying consolidated balance sheets.

In addition, the Company receives installation fees related to the configuration of the customers’ systems. Revenue from installation fees is being deferred and recognized ratably over the customer’s contractual service period, generally three years. Installation fees were approximately $1.7 million, $1.8 million, and $2.6 million for the years ended December 31, 2003, 2004 and 2005, respectively. Approximately $2.3 million and $3.3 million of installation fees are included in deferred revenue as of December 31, 2004 and 2005, respectively.

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed by the Company as incurred. Direct costs of installations are deferred and amortized over three years. Deferred installation costs as of December 31, 2004 and 2005 were approximately $1.0 million and $1.7 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. The Company recognizes a liability for telecommunication charges based upon network services utilized at historical invoiced rates. Depreciation expense on network equipment was approximately $11.4 million, $12.3 million, and $11.2 million for the years ended December 31, 2003, 2004 and 2005, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Amortization expense on developed technology, an intangible asset recorded in the acquisitions of Transaction Network Services, Inc. and the Synapse and Vending assets (see Note 3), was approximately $11.7 million, $12.2 million, and $5.6 million for the years ended December 31, 2003, 2004 and 2005, respectively and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2005, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Inventory consists primarily of network and computer parts and equipment. The Company’s products are subject to technological change and changes in the Company’s respective competitive markets. It is possible that new product launches or changes in customer demand could result in unforeseen changes in inventory requirements for which no write-down has been recorded. Inventory, as of December 31, 2004 and 2005, is approximately $1.0 million and $1.7 million, respectively, and is included in other current assets in the accompanying consolidated balance sheets.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment, capitalized software development costs and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value.

For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset. For the Company’s customer relationship assets, the Company recognizes and measures impairment upon the significant loss of revenue from a customer. Included in amortization of intangibles expense for the year ended December 31, 2004 and December 31, 2005 is approximately $3.4 million and $3.8 million, respectively, in accelerated amortization on a portion of the Company’s customer relationship assets in connection with the loss of certain customers during those respective periods. The Company has experienced revenue and transaction volume declines with a major customer during 2004 and 2005. The customer relationship intangible asset assigned to this customer is approximately $23.8 million as of December 31, 2005. The Company assessed the recoverability of this customer relationship intangible asset based upon anticipated undiscounted future cash flows and concluded that no impairment existed as of December 31, 2005.

The Company’s estimates of anticipated cash flows could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Property and Equipment

Property and equipment is recorded at cost or fair value at the date of acquisition, net of accumulated depreciation and amortization. Replacements and improvements that extend the useful life of property and equipment are capitalized. In accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that are incurred in the preliminary project stage and the post-implementation and operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

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

The Company accounts for goodwill and identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performs its annual SFAS No. 142 impairment testing of its goodwill as of October 1 of each year, which could have an adverse effect on the Company’s future results of operations if an impairment is deemed to have occurred. To date, the Company’s testing has indicated that there is no impairment of its goodwill.

Derivative Instruments

The Company accounts for its derivative instruments according to the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The standards also require that changes in the derivative’s fair value be recognized currently in earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, and then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. The Company did not hold any derivative instruments as of December 31, 2004 or 2005.

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

Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti—dilutive. For the period prior to the Company’s initial public offering on March 16, 2004, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive. In addition, options to purchase 374,293 shares of common stock that were outstanding as of December 31, 2003 were excluded from the computation of diluted net loss per common share for the year ended December 31, 2003 as their effect would have been anti-dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2003	2004	2005
Net income (loss)	$(1,100)	$4,984	$5,766
Dividends on preferred stock	(15,060)	(3,428)	—
Net income (loss) attributable to common stockholders	$(16,160)	$1,556	$5,766
Weighted average common share calculation:
Basic weighted average common shares outstanding	12,373,335	24,114,348	24,518,578
Treasury stock effect of unvested common stock	—	247,101	101,811
Treasury stock effect of options	—	87,834	146,582
Diluted weighted average common shares outstanding	12,373,335	24,449,283	24,766,971
Net income (loss) per common share:
Basic income (loss) per common share	$(1.31)	$0.06	$0.24
Diluted income (loss) per common share	$(1.31)	$0.06	$0.23

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

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2003	2004	2005
Expected life	5 years	4 years	4 years
Risk-free interest rate	5.0%	3.0%	3.50%
Volatility	58.5%	50.0%	50.0%
Dividend yield	0.0%	0.0%	0.0%

The weighted-average fair value per share of the stock options granted was $12.23, $8.03, and $8.57 for the years ended December 31, 2003, 2004, and 2005, respectively. If stock compensation expense had been determined based upon the fair value method at the grant dates, the Company’s net income (loss) attributable to common stockholders would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2003	2004	2005
Net income (loss) attributable to common stockholders, as reported	$(16,160)	$1,556	$5,766
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	94	704	1,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(732)	(2,202)	(3,234)
Pro forma net income (loss) attributable to common stockholders	$(16,798)	$58	$4,063
Basic net income (loss) per common share, as reported	$(1.31)	$0.06	$0.24
Diluted net income (loss) per common share, as reported	$(1.31)	$0.06	$0.23
Pro forma basic net income (loss) per common share	$(1.36)	$0.00	$0.17
Pro forma diluted net income (loss) per common share	$(1.36)	$0.00	$0.16

Foreign Currency Translation

The Company has operations in 15 countries outside the United States including the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, and Sweden. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. For the years ended December 31, 2003, 2004 and 2005, the Company recorded a foreign exchange gain (loss) related to the revaluation of such intercompany accounts of $1.9 million, $1.1 million and $(0.8) million, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations. Foreign exchange risk is managed through the structure of the business.

Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the

United States are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the market value and expiration of the Company’s derivative instruments. The cumulative foreign currency translation adjustment as of December 31, 2004 and 2005 was approximately $2.8 million and $0.4 million, respectively. As of December 31, 2004 and 2005, accumulated other comprehensive income consisted solely of foreign exchange translation gains.

Segment Reporting

The Company provides segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company classifies its business into four segments: POS, TSD, FSD and ISD. However, the Company’s management only evaluates revenues for these four segments. A significant portion of the Company’s North American operating expenses are shared between the POS, TSD and FSD segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company’s reportable segments and requires disclosure about products and services, geographical areas and major customers.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The Company will adopt SFAS No. 123R on January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. Pro forma disclosure will no longer be an alternative. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company’s net income (loss) and basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2004 and 2005 (which may differ from the ultimate impact of adopting the new standard) can be found in this Note 1. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company will adopt SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company expects the adoption of SFAS No. 123R, for awards outstanding as of December 31, 2005, to result in additional stock compensation expense, and therefore a reduction of net income for the year ending December 31, 2006, of approximately $1.5 million to $1.7 million.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (SFAS No. 154), a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its financial position, cash flows or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 (FSP 115-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. In addition, FSP 115-1 includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and adds a footnote to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 also nullifies certain requirements of Emerging Issues Task Force (EITF) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The effective date for this FSP is reporting periods beginning after December 15, 2005. The Company has not yet determined if the adoption of FSP 115-1 will have a material effect on its consolidated financial statements.

3.   Acquisitions and Long-Term Investments:

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

The amounts allocated to the Synapse and vending intangible assets are being amortized over their estimated useful lives of five years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the year ended December 31, 2004 include the operating results of these acquisitions from May 21, 2004 through December 31, 2004.

Acquisition of assets from ICG

In November 2004, the Company acquired the right to provide telecommunications services under customer contracts from ICG Telecom Group, Inc. for a purchase price of $1.7 million plus an agreement to provide telecommunications services valued at $0.7 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The $2.4 million allocated to customer relationships is being amortized on a straight-line basis over their estimated useful lives of five years. Unaudited pro forma results of operations are not provided, because the historical operating results were not significant and pro forma results would not be significantly different from reported results for periods presented. The Company’s results of operations for the year ended December 31, 2004 include the operating results of this acquisition from November 9, 2004 through December 31, 2004.

Acquisition of FusionPoint Assets

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

The amount allocated to customer relationships is being amortized on a straight-line basis over their estimated useful life of three years and the amount allocated to the non-compete agreement is being amortized over its’ estimated useful life of two years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the year ended December 31, 2005 include the operating results of the acquisition from May 12, 2005 through December 31, 2005.

Acquisition of Assets from Process Logistics

On August 2, 2005, the Company paid approximately $0.5 million, including direct acquisition costs of approximately $27,000, for certain intangible assets of Process Logistics Limited, as well as a three-year, non-compete agreement. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. Process Logistics provides POS services in the United Kingdom.

The purchase price for the Process Logistics assets was allocated, on a preliminary basis, as follows
(in thousands):

Customer relationship	$417
Non-compete agreement	53
Capitalized software	88
Net assets acquired	$558

The amount allocated to the customer relationship is being amortized on a straight-line basis over its estimated useful life of five years and the amount allocated to the non-compete agreement is being amortized over its estimated useful life of three years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the year ended December 31, 2005 include the operating results of the acquisition from August 2, 2005 through December 31, 2005.

Acquisition of Connet-Ro

On December 13, 2005, the Company completed the acquisition of an Romanian company, SC Connet-Ro SRL (Connet-Ro) for a purchase price of $1.4 million, including direct acquisition costs of approximately $0.1 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The purchase agreement allows for additional consideration of up to $0.4 million to be paid, based upon the results of operations of Connet-Ro for the year ended December 31, 2005. The Company’s results of operations for the year ended December 31, 2005 include the operating results of the acquisition from December 13, 2005 through December 31, 2005.

The purchase price was allocated, on  a preliminary basis, as follows (in thousands):

Other current assets	$451
Property and equipment	326
Customer relationship	1,087
Non-compete agreements	121
Accounts payable, accrued expenses and other liabilities	(572)
Net assets acquired	$1,413

The amounts allocated to the customer relationship and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Acquisition of Assets from Arval

On December 31, 2005, the Company paid approximately $0.9 million, including direct acquisition costs of approximately $52,000, for certain tangible and intangible assets of Arval UK Limited, as well as a three-year, non-compete agreement. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. Arval provides POS services in the United Kingdom.

The purchase price for the Arval assets was allocated, on a preliminary basis, as follows
(in thousands):

Customer relationship	$493
Non-compete agreements	91
Fixed Assets	328
Net assets acquired	$912

The amounts allocated to the customer relationship and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Acquisition of CommsXL

Subsequent to December 31, on January 6, 2006, we completed the acquisition of two companies in the United Kingdom, CommsXL Services and CommsXL Limited (collectively, CommsXL). Pursuant to two separate purchase agreements, the Company paid approximately $12.0 million, including direct acquisition costs of approximately $0.2 million for certain assets related to CommsXL. We purchased these companies to advance our end-to-end POS service offerings in the United Kingdom as well as to penetrate new vertical markets.

Acquisition of InfiniRoute Assets

Subsequent to December 31, on February 28, 2006, the Company acquired certain tangible and intangible assets of InfiniRoute Networks, Inc. for a purchase price of approximately $2.5 million. The assets acquired include the right to provide TSD services under customer contracts, certain fixed assets and a non-compete agreement. The Company purchased these assets to advance its TSD service offerings to enable traditional telecommunications carriers and next-generation service providers to interconnect directly over Internet Protocol (IP) packet networks, reducing the cost and complexity associated with these interconnections.

Long-Term Investments

In February 2002, TNS entered into an agreement to provide network connectivity services over a three-year period to BizTelOne, Inc. As initial consideration for the services to be rendered, the Company received preferred stock valued at $500,000, representation on BizTelOne, Inc.’s board of directors, and 19.9 percent of the outstanding voting rights in BizTelOne, Inc. In October 2002, the Company paid $200,000, which reduced the $500,000 of services to be performed to $300,000. The Company’s Chairman and Chief Executive Officer (CEO) separately invested in BizTelOne, Inc. through a partnership controlled by him.

In January 2003, the Company sold its interest in BizTelOne, Inc. for approximately $700,000. The Company recognized a gain on the sale of approximately $639,000, which is included in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In April 2003, TNS made an investment in LinkSpot Networks, Inc. (LinkSpot), which provides wireless Internet access to recreational vehicle parks. TNS purchased 3.2 percent of LinkSpot’s common shares for $0.1 million and obtained representation on LinkSpot’s board of directors. In July 2003, TNS entered into an agreement to provide services to LinkSpot and, as consideration, received stock valued at

$0.3 million for an additional 7.9 percent of LinkSpot’s common shares. In May 2004, TNS’ investment in common shares was converted into 13.1 percent of LinkSpot’s Series A preferred shares. In May 2004, TNS also made an additional $0.1 million investment to purchase 3.7 percent of LinkSpot’s Series A preferred shares and LinkSpot exercised its right under the existing services agreement to receive additional services from TNS valued at $0.3 million in exchange for 9.4 percent of Linkspot’s Series A preferred shares. As of December 31, 2004, TNS owned 26.2 percent of LinkSpot’s Series A preferred shares and 20.9 percent of LinkSpot’s total outstanding shares. The Company accounted for its investment under the equity method of accounting. During the year ended December 31, 2004, TNS wrote-down the remaining investment value to zero. For the years ended December 31, 2003 and 2004, the Company recognized a net loss in the equity of an unconsolidated affiliate related to this investment of approximately $0.1 million and $0.7 million, respectively.

In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, the Company owned 18.1 percent of WAY’s total outstanding shares. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock representing an additional 1.9 percent of WAY’s outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Serices C convertible preferred stock. As of December 31, 2005 the Company owned approximately 17.0 percent of WAY’s total outstanding shares. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of WAY through its representation on the board of directors. Due to timing of the receipt of WAY’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004 and 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million and $1.4 million, respectively.

Summarized financial information for the Company’s investment in Way is as follows (in thousands):

	December 31,
	2004	2005
Current assets	$2,377	$12,473
Non-current assets	216	743
Current liabilities	404	1,956
Non-current liabilities	—	—

	Year ended December 31,
	2003	2004	2005
Revenue	$126	$293	$3,657
Gross margin	125	(25)	781
Net loss	(2,078)	(4,091)	(8,409)
Company's equity in net loss	—	(331)	(1,438)

In September 2004, the Company made an investment in AK Jensen Group, Limited (AKJ), a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. The Company purchased 94,429 common shares or 8.4% of the company’s total outstanding shares for $1.0 million and obtained representation on the company’s board of directors. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of AKJ through its representation on the board of directors. Due to timing of the receipt of the company’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004 and 2005 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $35,000 and $0.1 million, respectively.

Summarized financial information for the Company’s investment in AKJ is as follows (in thousands):

	December 31,
	2004	2005
Current assets	$1,383	$2,234
Non-current assets	10,249	10,247
Current liabilities	324	743
Non-current liabilities	350	350

	Year ended December 31,
	2003	2004	2005
Revenue	$2,418	$4,047	$8,564
Gross margin	(8)	606	716
Net loss	(1,105)	(1,673)	(1,242)
Company's equity in net loss	—	(35)	(124)

In January 2005, the Company made an investment in IP Commerce, Inc., a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. The Company purchased 2,368,545 Series A preferred shares or 39.7 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. The Company is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag. For year ended December 31, 2005, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $1.1 million. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007.

Summarized financial information for the Company’s investment in IP Commerce is as follows (in thousands):

	December 31,
	2004	2005
Current assets	$125	$1,426
Non-current assets	4	274
Current liabilities	9	258
Non-current liabilities	200	2,596

	Year ended December 31,
	2004	2005
Revenue	$—	$198
Gross margin	—	198
Net loss	(113)	(3,214)
Company's equity in net loss	—	(1,124)

4.   Balance Sheet Details:

Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2005
Network equipment and software	$57,878	$66,025
Office furniture and equipment	14,422	15,149
Capitalized software development costs	22,887	26,257
Leasehold improvements	9,237	10,206
	104,424	117,637
Accumulated depreciation and amortization	(53,837)	(65,189)
Property and equipment, net	$50,587	$52,448

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (in thousands):

	December 31,
	2004	2005
Customer relationships	$144,580	$147,961
Developed technology	79,109	79,109
Trade names	68,491	68,491
Non-compete agreements	5,970	6,634
	298,150	302,195
Accumulated amortization	(92,942)	(114,962)
Identifiable intangible assets, net	$205,208	$187,233

Future scheduled amortization of intangible assets is as follows as of December 31, 2005 (in thousands):

2006	$17,068
2007	16,766
2008	15,343
2009	13,515
2010	12,320
Thereafter	112,221
$187,233

Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2004	2005
Accounts payable and accrued network costs	$15,440	$21,527
Accrued sales and use tax	8,681	2,078
Income taxes payable	5,732	9,444
Accrued legal and professional fees	2,085	2,183
Accrued compensation and benefits	4,069	3,089
Other accrued expenses	5,409	6,643
Other current liabilities	2,112	1,969
Accounts payable, accrued expenses and other current liabilities	$43,528	$46,933

5.   Long-Term Debt:

Debt consists of the following (in thousands):

	December 31,
	2004	2005
Term A Loan	$51,000	$—
Term B Loan	—	113,448
	51,000	113,448
Less: Current portion	(9,000)	—
Long-term portion	$42,000	$113,448

On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the May 4, 2005 Credit Facility) to finance the stock repurchase described in Note 2 and to replace its prior senior secured credit facility (March 19, 2004 Credit Facility). The May 4, 2005 Credit Facility consists of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility), under which there were no borrowings as of December 31, 2005. The May 4, 2005 Credit Facility matures May 4, 2012. Payments on the Term B Loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve month period until paid in full and then applied to the term loan in inverse order of maturity. The Company made voluntary prepayments on the term loan of approximately $4.3 million during the year ended December 31, 2005. As of December 31, 2005 total remaining payments on the Term Loan are as follows (in thousands):

2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	106,848
$113,448

For the year ended December 31, 2005, borrowings on the New Revolving Credit Facility and the Term B Loan bore interest at a rate of 2.00 percent over the LIBOR rate (6.48 percent as of December 31, 2005). Thereafter, if the Company achieves a leverage ratio of less than 1.75, the borrowings on the New Revolving Credit Facility and the Term B Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. The

Company’s leverage ratio as of December 31, 2005 was 1.74 to 1.0. The New Revolving Credit Facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on the Company’s leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the May 4, 2005 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of December 31, 2005, the Company was required to maintain a leverage ratio of less than 2.85 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the May 4, 2005 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the May 4, 2005 Revolving Credit Facility. The May 4, 2005 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the May 4, 2005 Credit Facility as of December 31, 2005.

In connection with the closing of the May 4, 2005 Credit Facility, the Company incurred approximately $2.7 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the May 4, 2005 Credit Facility. In connection with the termination of the March 19, 2004 Credit Facility in May 2005, the Company wrote-off approximately $1.1 million in unamortized deferred financing costs related to the March 19, 2004 Credit Facility. Such write-off has been included in interest expense in the accompanying  consolidated statement of operations for the year ended December 31, 2005.

On March 19, 2004, the Company entered into a senior secured credit facility consisting of a $65.0 million term loan (Term A Loan) and a revolving credit facility of $30.0 million (Revolving Credit Facility) to replace its 2001 senior secured credit facility. In connection with the closing of the March 19, 2004 Credit Facility, the Company incurred approximately $2.0 million in financing costs. These financing costs were deferred and were being amortized using the effective interest method over the life of the March 19, 2004 Credit Facility. In connection with the termination of the 2001 senior secured credit facility in March 2004, the Company wrote-off approximately $2.0 million in unamortized deferred financing costs related to the 2001 senior secured credit facility. Such write-off has been included in interest expense in the accompanying  consolidated statement of operations for the year ended December 31, 2004.

6.   Stockholders’ Deficit and Preferred Stock:

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

Certain executives of the Company purchased 1,990 common units, or 20.4 percent, of the outstanding common units and 7,951 preferred units, or 5.9 percent, of the outstanding preferred units of TNS LLC. The executives paid cash for their common and preferred units at the same price per unit paid by the majority holder of TNS LLC. Total cash paid by the majority stockholder for common and preferred units was approximately $795,000 and $129.1 million, respectively. Total cash paid by the executives for common and preferred units was approximately $199,000 and $8.0 million, respectively. Of the 1,990 common units held by certain executives, 1,500 of these common units were restricted and vest monthly over a five-year period beginning in April 2001. Upon the dissolution of TNS LLC at the closing of the initial public offering and conversion of the Preferred Stock into TNS common stock, shares of the Company’s common stock were distributed to the executives based upon their respective ownership portion in TNS LLC. A portion of these shares remain subject to the existing vesting provisions. Upon completion of the initial public offering and the conversion of the Preferred Stock into common, the effective per share price paid by the majority stockholder of TNS LLC and the executives in April 2001 was $13.84 and $0.08 for preferred (as converted) and common shares, respectively.

7.   Stock Compensation and Retirement Plans:

Stock Option Plan

During 2001, the Board of Directors of the Company adopted the TNS Holdings, Inc. 2001 Founders’ Stock Option Plan (the 2001 Plan), whereby employees, nonemployee directors, and certain other individuals are granted the opportunity to acquire an equity interest in the Company. Either incentive stock options or nonqualified options may be granted under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to or greater than the estimated fair value of the underlying common stock at the date of grant, and become exercisable based on a vesting schedule determined at the date of grant, generally over four years. The options expire 10 years from the date of grant.

In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long-Term Incentive Plan (the Plan) and the Company’s stockholders approved the Plan in March 2004. In May 2005, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan by 2,261,000. The Plan reserves 3,847,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over four years. The options expire 10 years from the date of grant. During the years ended December 31, 2004 and 2005, 14,995 and 74,431 shares of common stock were issued from option exercises, respectively. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over four years. As of December 31, 2005, the Company has 439,316 unvested restricted stock units outstanding and approximately $7.2 million of deferred compensation related to these restricted stock units. The deferred compensation is being amortized over the vesting period of the restricted stock units. For the years ended December 31, 2004 and 2005, the Company recorded compensation expense of approximately $1.1 million and $2.5 million, respectively, related to these restricted stock units. During the year ended December 31, 2005, 91,666 shares of common stock were issued upon the vesting of restricted stock units.

The following table summarizes stock option activity under the 2001 and 2004 Plans:

	Number of shares	Exercise price per share			Weighted- average exercise price
Outstanding, December 31, 2002	314,909	$ 19.60	–	$39.20	$ 20.41
Granted	72,170	19.60	–	39.20	21.82
Exercised	(731)	19.60			19.60
Canceled	(12,055)	19.60	–	39.20	21.92
Outstanding, December 31, 2003	374,293	19.60	–	39.20	20.64
Granted	873,074	18.00	–	22.88	19.12
Exercised	(14,995)	18.00	–	19.60	19.46
Canceled	(46,684)	18.00	–	39.20	19.82
Outstanding, December 31, 2004	1,185,688	18.00	–	39.20	19.57
Granted	492,005	18.89	–	24.45	20.34
Exercised	(74,431)	18.00	–	21.40	19.15
Canceled	(114,692)	18.00	–	39.20	20.41
Outstanding, December 31, 2005	1,488,570	18.00	–	39.20	19.78
Exercisable, December 31, 2003	198,662	19.60	–	39.20	20.16
Exercisable, December 31, 2004	410,906	18.00	–	39.20	19.79
Exercisable, December 31, 2005	652,653	18.00	–	39.20	19.74

The following table summarizes the weighted-average option information as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.00 – $19.60	843,342	7.5	$ 18.55	487,804	$ 18.80
$19.61 – $23.52	614,813	8.9	$ 20.89	153,558	$ 21.31
$23.53 – $27.44	16,100	9.8	$ 24.45	286	$ 24.45
$39.20	14,315	6.9	$ 39.20	11,005	$ 39.20
	1,488,570	8.1	$ 19.78	652,653	$ 19.74

Stock Compensation to Employees

During the year ended December 31, 2002, 10,665 options were remeasured as a result of a modification to the awards. The stock compensation expense for these options was approximately $52,000 for the years ended December 31, 2003, 2004, and 2005. As of December 31, 2004 and 2005, the remaining deferred stock compensation related to these options was approximately $62,000 and $10,000, respectively.

Options Granted to Non-Employees

In conjunction with the acquisition of Openet in December 2002 (see Note 3), the Company entered into a three-year consulting agreement with the former owner of Openet. In partial consideration for the services to be performed, the former owner received 6,377 options in the Company’s common stock with an exercise price of $39.21 per share. The options vest monthly over the three-year term of the consultancy agreement and expire 10 years after the date of grant. The fair value of the options was initially valued at $201,000, using the Black-Scholes pricing model. During the year ended December 31, 2003, the options were revalued to reflect the change in the fair market value of the Company’s common stock using the Black-Scholes pricing model, which resulted in a reduction in deferred compensation and additional paid-in capital of $100,000. The unamortized fair value of the options as of December 31, 2004 and 2005 was $29,000 and $0, respectively. Compensation expense based on the fair value of the options is recognized over the term of the consultancy agreement pursuant to the provisions of EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Retirement Savings Plan

During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 20.0 percent of their salary, and the Company may match up to a maximum of 25.0 percent of the first 6.0 percent of the employee’s salary during the 401(k) Plan year. Profit-sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2003, 2004 and 2005, the Board of Directors approved contributions of approximately $0.2 million, $0.3 million and $0, respectively, to the 401(k) Plan.

8.   Income Taxes:

The components of income (loss) before income tax provision and equity in net loss of unconsolidated affiliate are as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
U.S.	$ (3,900)	$ (8,506)	$ (13,521)
Non-U.S.	3,702	18,792	29,191
Total income (loss) before income tax provision and equity in net loss of unconsolidated affiliate	$ (198)	$ 10,286	$ 15,670

The components of the Company’s income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2003	2004	2005
Current provision (benefit):
U.S.	$ 1,166	$ 2,309	$ (3,821)
Non-U.S.	1,017	5,661	9,347
	2,183	7,970	5,526
Deferred provision (benefit):
U.S.	(2,942)	(4,823)	1,633
Non-U.S.	1,597	1,116	59
	(1,345)	(3,707)	1,692
Total income tax provision	$ 838	$ 4,263	$ 7,218

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2004, as included in other current assets, other assets and deferred tax liabilities, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$ 458	$ —	$ 458
Accrued expenses	1,353	14	1,367
Deferred revenue	1,841	—	1,841
Intangible assets	7,897	—	7,897
Depreciation and amortization of property and equipment	1,813	2,782	4,595
Stock compensation	427	—	427
Equity in net loss of unconsolidated affiliates	416	—	416
Net operating loss carryforwards	—	3,096	3,096
	14,205	5,892	20,097
Less—valuation allowance	(285)	(2,748)	(3,033)
	13,920	3,144	17,064
Deferred tax liabilities:
Other assets	(351)	—	(351)
Capitalized software development costs	(5,041)	—	(5,041)
Intangible assets	—	(1,383)	(1,383)
	(5,392)	(1,383)	(6,775)
Net deferred tax assets	$ 8,528	$ 1,761	$ 10,289

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2005, as included in other current assets and other assets, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$ 680	$ —	$ 680
Accrued expenses	1,075	32	1,107
Deferred revenue	1,755	—	1,755
Intangible assets	6,647	—	6,647
Depreciation and amortization of property and equipment	2,156	2,035	4,191
Stock compensation	728	—	728
Equity in net loss of unconsolidated affiliates	1,390	—	1,390
Foreign tax credits	700	—	700
Net operating loss carryforwards	4,142	4,102	8,244
	19,273	6,169	25,442
Less—valuation allowance	(1,985)	(3,892)	(5,877)
	17,288	2,277	19,565
Deferred tax liabilities:
Other assets	(851)	—	(851)
Capitalized software development costs	(6,623)	—	(6,623)
Intangible assets	—	(1,304)	(1,304)
	(7,474)	(1,304)	(8,778)
Net deferred tax assets	$ 9,814	$ 973	$ 10,787

The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to approximately $14.4 million and $15.6 million as of December 31, 2004 and 2005, respectively. Some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules. In addition, the Company has a U.S. loss carryforward of approximately $6.4 million, which will expire in 2025. The Company has provided a valuation allowance against its deferred tax asset related to certain of its net operating loss carryforwards since in management’s judgment, realization of these tax benefits through future taxable income is not more likely than not.

Taxes computed at the U.S. statutory federal income tax rate of 34.0 percent are reconciled to the Company’s effective income tax rate as follows:

	Year ended December 31,
	2003	2004	2005
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
U.S. state taxes (net of federal tax benefit)	5.0	(3.5)	(4.5)
Non-U.S. taxes	(474.7)	37.1	(12.0)
Valuation allowance	(122.2)	(26.1)	18.2
Tax on repatriated foreign earnings	—	—	3.3
Other	134.7	(0.1)	7.1
Effective tax rate	(423.2)%	41.4%	46.1%

The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $33.0 million as of December 31, 2005) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if it sold the Company’s interests in the foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provided for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. During the year ended December 31, 2005, the Company decided to repatriate and ultimately did repatriate, $16.1 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004. Accordingly, the Company recorded an additional income tax provision of approximately $0.9 million related to this decision. The Company intends to reinvest the remaining undistributed foreign earnings indefinitely and, therefore, no provision for U.S. income taxes has been provided against these undistributed earnings.

The Company’s legal and tax structure reflects both the number of acquisitions that have occurred over the years as well as the multi-jurisdictional nature of our businesses. Management performs a comprehensive review of our tax positions on an annual basis and accrues amounts for potential tax contingencies. Based on these reviews and the result of discussions and resolutions of these matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets.

9.   Segment Information:

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

Revenue for the Company’s four business units is presented below (in thousands):

	Year ended December 31,
	2003	2004	2005
Revenues:
POS	$ 122,874	$ 111,963	$ 86,555
TSD	31,217	34,152	46,561
FSD	20,790	25,459	31,337
ISD	48,472	77,538	94,487
Total revenues	$ 223,353	$ 249,112	$ 258,940

EBITDA before stock compensation expense for North American and ISD operations are reflected below (in thousands):

	Year ended December 31,
	2003	2004	2005
EBITDA before stock compensation expense:
North America	$44,616	$40,888	$34,118
ISD	9,997	25,090	34,926
Total EBITDA before stock compensation expense	$54,613	$65,978	$69,044

EBITDA before stock compensation expense differs from income (loss) before income taxes and equity in net loss of unconsolidated affiliates reported in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
EBITDA before stock compensation expense	$54,613	$65,978	$69,044
Reconciling items:
Stock compensation expense	(94)	(1,174)	(2,552)
Depreciation and amortization of property and equipment and intangible assets	(45,989)	(48,778)	(41,745)
Interest expense	(11,272)	(7,341)	(9,052)
Interest and other income (expense), net	2,544	1,601	(25)
Income (loss) before income tax provision and equity in net loss of unconsolidated affiliates	$(198)	$10,286	$15,670

Geographic Information

The Company sells its services through foreign subsidiaries in the United Kingdom, Australia, Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain and Sweden. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Year ended December 31,
	2003	2004	2005
North America	$174,881	$171,574	$164,453
Europe	44,554	67,331	83,480
Asia-Pacific	3,918	10,207	11,007
Total revenues	$223,353	$249,112	$258,940

Revenues from the Company’s United Kingdom subsidiary were $33.3 million, $47.1 million and $55.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows
(in thousands):

	December 31,
	2004	2005
North America	$231,570	$219,163
Europe	42,441	37,717
Asia-Pacific	5,368	4,447
Total long-lived assets	$279,379	$261,327

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,
	2004	2005
POS	$147,936	$134,887
TSD	5,117	4,479
FSD	28,233	25,272
ISD	29,308	27,755
Total goodwill and intangible assets	$210,594	$192,393

10.   Commitments and Contingencies:

Operating Leases

The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through October 2014. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $5.3 million, $7.3 million and $7.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Future minimum commitments under the Company’s operating leases are as follows for each of the years ended December 31 (in thousands):

2006	$7,937
2007	6,726
2008	5,921
2009	5,354
2010	5,375
Thereafter	15,438
$46,751

On September 21, 2005, the Company entered into a lease to rent office space in the UK with a company that is majority owned by the President of our international services division. Prior to entering into this lease, the Company obtained an independent appraisal confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,000 and expires on September 20, 2017.

The following is a schedule by year of future minimum rental payments due to the company under this operating lease agreement (in thousands):

2006	£56
2007	105
2008	105
2009	105
2010	105
Thereafter	709
£1,185

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

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgment filed in June 2004. After considering the defense costs and the potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted, but had not yet executed an agreement as of March 31, 2005. In April 2005, the Company settled the matter by making payment of $3.3 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs. This $3.3 million settlement is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2005.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company’s customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by an amount in excess of  $4 million. In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million. Based on this written confirmation, the Company reduced its liability for this matter by $4.3 million during the first quarter of 2005. In July 2005, the Company entered into an agreement with that state’s Department of Revenue to settle the outstanding liability for $0.8 million and concurrently entered into an agreement with a customer to reimburse the Company for $0.5 million of the settlement amount. Based on these final executed settlements, the Company reduced its net liability for this matter by $1.5 million during the second quarter of 2005. The $5.8 million credit arising from the reduction in the liability is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2005. In addition, the Company was able to favorably resolve sales tax disputes in several other states during the third quarter of 2005. Included in selling, general and administrative expenses in the accompanying  consolidated statement of operations for the year ended December 31, 2005 is a $0.7 million benefit related to the favorable resolution of these matters. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

Included in net income in the accompanying consolidated statements of operations for the year ended December 31, 2005 is a $1.9 million net benefit, or $0.08 per share, related to the reduced state sales tax liabilities and legal settlement.

Significant Customers and Suppliers

A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the years ended December 31, 2003, 2004 and 2005, there were no customers that accounted for more than 10 percent of the Company’s consolidated revenues. For the years ended December 31, 2003, 2004 and 2005, the Company derived approximately 32.0 percent, 27.8 percent and 20.9 percent, respectively, of its consolidated revenues from its five largest customers.

Certain key components used in the Company’s network are currently available only from limited sources. The Company does not have long-term supply contracts with these or any other limited source vendors and purchases network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment and technical support as required, or to develop alternative sources as required in the future, could result in delays or reductions in the Company’s deployment of network equipment, which could adversely affect the Company’s business, operating results and financial condition.

11.   Related Party Transactions

Asset acquisition

During the year ended December 31, 2001, the Company purchased a partial interest in an aircraft for $1.2 million from a company that is controlled by our Chairman and Chief Executive Officer. The Company obtained an independent appraisal to ascertain the fair value of the partial interest on the purchase date and purchased it for the appraised fair value. During the year ended December 31, 2003, the Company sold this fixed asset for $0.9 million, for a net gain of $4,000.

Aircraft Usage

During the year ended December 31, 2005, the Company paid approximately $0.7 million for the use of an aircraft to a company that is controlled by the Chairman and CEO.

Telecommunications services

One of the Company’s directors is the Chief Executive Officer and co-founder of TARGUS Information Corp. (TARGUS). The Company has done business with TARGUS in the past and expects to continue to do business with TARGUS in the future. For the years ended December 31, 2003, 2004 and 2005, the Company billed approximately $3.1 million, $2.3 million and $2.1 million, respectively, to TARGUS and paid approximately $2.1 million, $2.7 million and $4.6 million, respectively to TARGUS for services received and provided in the ordinary course of business. Included in accounts receivable, net in the accompanying consolidated balance sheets as of December 31, 2004 and 2005 is approximately $0.5 million and $0.4 million, respectively, related to TARGUS.

12.   Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$60,156	$60,940	$64,584	$63,432
Cost of network services	30,692	29,133	31,345	29,186
Net income (loss) attributable to common stockholders	(5,088)	1,466	2,749	2,429
Basic and diluted net income (loss) per common share	(0.34)	0.05	0.10	0.09

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$63,132	$65,353	$64,836	$65,619
Cost of network services	30,229	30,967	30,074	30,412
Net income attributable to common stockholders	1,454	251	2,634	1,428
Basic and diluted net income per common share	0.05	0.01	0.12	0.06

Included in net income for the three months ended March 31, 2005 is a $0.6 million net benefit, or $0.02 per share, related to the reduced state sales tax liability and legal settlement described in Note 10. Included in net income for the three months ended June 30, 2005, is a $0.9 million benefit , or $0.04 per share, related to the reduced sales tax liability described in Note 10. Included in net income for the three months ended September 30, 2005, is a $0.4 million benefit, or $0.02 per share, related to the reduced sales tax liabilities described in Note 10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Management of TNS, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2005, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page 50 of this annual report.

There have been no significant changes during the year covered by this report in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Audit Committee Pre-Approval

Our audit committee has resolved to pre-approve all audit and non-audit services to be performed for us by our independent registered public accounting firm, Ernst & Young LLP. Non-audit services that have received pre-approval include tax preparation and related tax consultation and advice, review and support for securities issuances and acquisition assistance.

Item 9B.               Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2005 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Performance Graph included in the Proxy Statement.

Item 10.                 Directors and Executive Officers of the Registrant

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Title
John J. McDonnell, Jr.	68	Chairman and Chief Executive Officer and Director
Brian J. Bates	45	President and Chief Operating Officer and Director
Raymond Low	49	President, International Services Division
Heidi R. Goff	58	Executive Vice President and General Manager, POS
Henry H. Graham, Jr.	55	Executive Vice President, Chief Financial Officer and Treasurer
Michael Q. Keegan	39	Executive Vice President, General Counsel and Secretary
John J. McDonnell III	40	Executive Vice President, Chief Strategy Officer and Director
Matthew M. Mudd	42	Executive Vice President, Chief Development Officer
Edward C. O’Brien	58	Executive Vice President and Corporate Controller
Alan R. Schwartz	44	Executive Vice President and General Manager, Financial Services Division
Barry S. Toser	47	Executive Vice President and General Manager, Telecommunication Services Division
Mark G. Cole	40	Senior Vice President, Network Operations
Scott E. Ziegler	47	Senior Vice President, Chief Systems Officer

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

Raymond Low has served as our President of International Systems Division since January 2006 . From April 2001 to December  2005,  Mr. Low was Senior Vice President and Managing Director of Transaction Network Services (UK) Ltd. From March 2000 to March 2001, Mr. Low was Senior Vice President and Managing Director of eBusiness International Operations of PSINet, Inc. From September 1998 to February 2000, Mr. Low was Managing Director of Transaction Network Services (UK) Ltd. Before that Mr. Low held several management positions with Imminus Ltd . and HSBC (formerly Midland Bank).

Heidi R. Goff has served as our Executive Vice President and General Manager, POS Division since January 2005. From May 2004 to December 2004, Ms. Goff was our Senior Vice President, POS Division. From October 2001 to May 2004, Ms. Goff was the President and Chief Operating Officer of U.S. Wireless Data, Inc., a company from which TNS acquired assets in May 2004. From March 2001 to October 2001, Ms. Goff was an independent consultant. From June 1999 to March 2001, Ms. Goff was President and Chief Executive Officer of ExchangePath, LLC, an Internet payments company. From April 1996 to June 1999, Ms. Goff served as Executive Vice President, Strategy and Market Development for Global Payment Systems, a joint venture company of National Data Corporation and MasterCard International. From November 1984 to April 1996, Ms. Goff served in several executive positions for MasterCard International. During her tenure at MasterCard International, Ms. Goff’s executive positions included: Vice President, Debit Services, Senior Vice President and General Manager, Merchant Services, and Senior Vice President, Global Merchant Services. Ms. Goff holds a Bachelors of Business Administration Degree from Spencerian College.

Henry H. Graham, Jr. has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2001. From January 2000 to September 2000, Mr. Graham was Senior Vice President, Chief Financial Officer and Treasurer of PaylinX Corporation. From April 1999 to January 2000, Mr. Graham was Senior Vice President, Chief Financial Officer and Treasurer of Transaction Network Services, Inc. From July 1998 to April 1999, Mr. Graham was Senior Vice President and General Manager of the OmniLink Communications division of Transaction Network Services, Inc. after the acquisition of substantially all of the assets of OmniLink Communications Corporation. Before that, Mr. Graham served as OmniLink’s Chief Financial Officer and Vice President of Administration from December 1996 to July 1998. Mr. Graham has a B.S. in Business Administration from The Citadel.

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

John J. McDonnell III has served as our Executive Vice President, Chief Strategy Officer and our director since April 2001. From December 1999 to September 2000, Mr. McDonnell was Senior Vice President of PaylinX Corporation. From January 1999 to December 1999, Mr. McDonnell served as Senior Vice President, General Counsel and Secretary of Transaction Network Services, Inc., and he was Vice President, General Counsel and Secretary of Transaction Network Services, Inc. from August 1993 through December 1998. He also served as interim Treasurer of Transaction Network Services, Inc. from February 1997 to July 1997. Mr. McDonnell is the son of John J. McDonnell, Jr. and is the brother-in-law of both Brian J. Bates and Matthew M. Mudd. Mr. McDonnell has a B.A. from Stanford University and a J.D. from UCLA School of Law.

Matthew M. Mudd has served as our Executive Vice President, Chief Development Officer since January 2006. From April 2001 to December 2005, Mr. Mudd was our Executive Vice President, Technology. From September 2000 to March 2001, Mr. Mudd was the Director of Long-Haul Networking of Cogent Communications. From April 2000 to September 2000, Mr. Mudd was Senior Vice President and Chief Information Officer of PaylinX Corporation. Before that, Mr. Mudd served Transaction Network Services, Inc. in various positions, as Senior Vice President, Operations from January 1997 to November 1999 and Vice President, Operations from 1993 through 1996. Mr. Mudd is a son-in-law of John J. McDonnell, Jr. and is the brother-in-law of both John J. McDonnell III and Brian J. Bates. Mr. Mudd has a B.A. from Boston College.

Edward C. O’Brien has served as our Executive Vice President and Corporate Controller since December 2005. From April 2001 to November 2005, Mr. O’Brien was our Senior Vice President and Corporate Controller. From January 2000 to September 2000, Mr. O’Brien was Vice President and Corporate Controller of PaylinX Corporation. Prior to that, Mr. O’Brien was Vice President and Corporate Controller of Transaction Network Services, Inc. from June 1999 to January 2000. Mr. O’Brien was Vice President of Accounting for World Dutyfree from July 1998 to June 1999. Prior to that, Mr. O’Brien worked in various positions at Trak Auto where he was Vice President and Corporate Controller when he left in July 1998. Mr. O’Brien has a B.S. from the University of Baltimore.

Alan R. Schwartz has served as our Executive Vice President and General Manager of the Financial Services Division since December 2005. From April 2001 to November 2005, Mr. Schwartz was our Senior Vice President of the Financial Services Division. From November 1999 to April 2001, Mr. Schwartz was the Senior Vice President and General Manager of the Financial Services Division of Transaction Network Services, Inc. From July 1998 to November 1999, Mr. Schwartz was Director of Sales of the Financial Services Division of Transaction Network Services, Inc. Before that, Mr. Schwartz worked in various positions at Datastream International where he was the Vice President and Country Manager (North America) when he left in July 1998. Mr. Schwartz has a M.B.A. from the Leonard N. Stern School of Business at New York University and a B.S. in Business Administration from Boston University.

Barry S. Toser has served as our Executive Vice President and General Manager of the Telecommunication Services Division since December 2005. From July 2001 to November 2005, Mr. Toser was our Senior Vice President and General Manager of the Telecommunications Services Division. From January 2001 to June 2001, Mr. Toser was a partner at Paul-Tittle Search Group. From March 2000 to December 2000, Mr. Toser was Executive Vice President of sales and marketing and a member of the Board of Directors at GlobalNet International. From January 1999 to January 2000, Mr. Toser was Vice President of global carrier services at Destia/Viatel. From October 1997 to January 1999, Mr. Toser was Vice President of AlphaNet Telecom. Before that, Mr. Toser held various positions in sales, sales management, and marketing management with Sprint Corp., Cable & Wireless Communications, Inc. and Teleglobe, Inc. Mr. Toser is currently the President of TelecomHUB, a telecommunications industry networking group. Mr. Toser has a B.A. from the University of Maryland.

Mark G. Cole has served as our Senior Vice President, Network Operations since April 2001. From March 2000 to April 2001, Mr. Cole was the Senior Vice President—Operations of Transaction Network Services, Inc. From July 1999 to March 2000, Mr. Cole was the Vice President, Network Control Center of Transaction Network Services, Inc., and he was the Senior Director, Network Control Center of Transaction Network Services, Inc. from February 1999 to July 1999. From March 1996 to February 1999, Mr. Cole was the Director, Network Control Center of Transaction Network Services, Inc. Before that, Mr. Cole served Transaction Network Services, Inc. in various positions since April 1992. Mr. Cole’s communication training originated with the U.S. Army, where he held several supervisory and technical positions.

Scott E. Ziegler has served as our Senior Vice President, Chief Systems Officer since April 2001. From August 2000 to April 2001, Mr. Ziegler was the Executive Vice President and Chief Systems Officer of Transaction Network Services, Inc. From April 1999 to August 2000, Mr. Ziegler was Senior Vice President Systems Integration of Transaction Network Services, Inc., and he was the Vice President Systems Integration from April 1996 to April 1999. Before that, Mr. Ziegler served Transaction Network Services, Inc. in various positions since July 1992. Mr. Ziegler has a B.S. from the University of Maryland.

Item 11.                 Executive Compensation

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions.

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 14.                 Principal Accountant Fees and Services.

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a).        The following documents are filed as part of this Report:

		Page
1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Balance Sheets	51
	Consolidated Statements of Operations	52
	Consolidated Statements of Changes in Shareholders’ (Deficit) Equity	53
	Consolidated Statements of Cash Flows	54
	Notes to Consolidated Financial Statements	55
2.	Financial Statement Schedules
	Schedule II—Valuation of Qualifying Accounts	91
	All other schedules are omitted because they not applicable.
3.	Exhibits:

2.1	Agreement of Purchase and Sale by and between Transaction Network Services, Inc. and U.S. Wireless Data, Inc. dated as of May 12, 2004 with respect to Synapse assets.*
2.2	Agreement of Purchase and Sale by and between Transaction Network Services, Inc. and U.S. Wireless Data, Inc. dated as of May 12, 2004 with respect to vending operations assets.*
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant.**
3.2	Form of Amended and Restated Bylaws of the Registrant.**
4.1	Intentionally omitted.
4.2	Form of Amended and Restated Registration Agreement.**
4.3	Stock Purchase Agreement dated April 3, 2001 between the Registrant and TNS Holdings, L.L.C., as amended.**
4.4	Form of Dissolution Agreement.**
4.5	Form of Credit Agreement among Registrant, Transaction Network Services, Inc., General Electric Capital Corporation, various other lending institutions and GECC Capital Markets Group, Inc.***
4.6

Amended and Restated Credit Agreement, dated as of May 4, 2005, by and among Transaction Network Services, Inc., Registrant, the several financial institutions from time to time party thereto as Lenders and General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, with GECC Capital Markets Group, as Lead Arranger.***

We are a party to a number of other instruments defining the righs of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of TNS, Inc. and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Material Contracts
10.1	Deed of Lease dated September 21, 1995 between Transaction Network Services, Inc. and Pond Building, L.L.C., as amended.**
10.2	Gross Lease dated December 31, 2002 by and between The Multi-Employer Property Trust and Transaction Network Services, Inc.**
10.3	Lease dated April 17, 2000 by and between Tinsley Park Limited, Transaction Network Services, Inc. and Transaction Network Services (UK) Ltd.**

Management Contracts and Compensatory Plans
10.4	TNS Holdings, Inc. 2001 Founders’ Stock Option Plan.**
10.5	Form of TNS, Inc. Amended and Restated 2004 Long-Term Incentive Plan.****
10.6	Form of Amended and Restated Senior Management Agreement between the Registrant and John J. McDonnell, Jr.**
10.7	Form of Amended and Restated Senior Management Agreement between the Registrant and Brian J. Bates.**
10.8	Form of Amended and Restated Senior Management Agreement between the Registrant and Henry H. Graham, Jr.**
10.9	Form of Amended and Restated Senior Management Agreement between the Registrant and John J. McDonnell III.**
10.10	Form of Amended and Restated Senior Management Agreement between the Registrant and Matthew M. Mudd.**
10.11	Form of Amended and Restated Senior Management Agreement between the Registrant and Edward C. O’Brien.**
10.12	Management Agreement between Transaction Network Services, Inc. and Mark G. Cole.**
10.13	Management Agreement between Transaction Network Services, Inc. and Michael Q. Keegan.**
10.14	Management Agreement between Transaction Network Services, Inc. and James J. Mullen.**
10.15	Management Agreement between Transaction Network Services, Inc. and Alan R. Schwartz.**
10.16	Management Agreement between Transaction Network Services, Inc. and Barry S. Toser.**
10.17	Management Agreement between Transaction Network Services, Inc. and Scott E. Ziegler.**
10.18	Form of Indemnification Agreement between the Registrant and its directors and executive officers.**
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification—Chief Executive Officer
31.2	Certification—Chief Financial Officer
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the exhibit of the same designation in the Registrant’s current report on Form 8-K filed June 7, 2004
**	Incorporated by reference to the exhibit of the same designation in the Registrant’s registration statement on Form S-1 filed November 3, 2003, as amended (file no. 333-110188).
***	Incorporated by reference to exhibit 10.1 in the Registrant’s current report on Form 8-K filed May 5, 2005
****	Incorporated by reference to Appendix B to the Registrant’s annual meeting proxy statement filed April 18, 2005

(b)          Financial Statement Schedules.

TNS, INC.

Schedule II—Valuation and Qualifying Accounts

	Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities	Deductions		Balance at end of period
For the year ended December 31, 2005:
Allowance for doubtful accounts	$4,756	$582	$—		$(78)	$5,260
For the year ended December 31, 2004:
Allowance for doubtful accounts	$4,313	$499	$—		$(56)	$4,756
For the year ended December 31, 2003:
Allowance for doubtful accounts	$3,952	1,351	$—	(990	)(1)	$4,313

(1)          Represents write-offs of amounts deemed uncollectible.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: March 16, 2006	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr. Chairman and Chief Executive Officer
Date: March 16, 2006	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006:

Signature	Title
/s/ JOHN J. MCDONNELL, JR.	Chairman and Chief Executive Officer and Director
John J. McDonnell, Jr.
/s/ JOHN B. BENTON	Director
John B. Benton
/s/ PHILIP A. CANFIELD	Director
Philip A. Canfield
/s/ STEPHEN X. GRAHAM	Director
Stephen X. Graham
/s/ GEORGE G. MOORE	Director
George G. Moore
/s/ BRUCE V. RAUNER	Director
Bruce V. Rauner
/s/ JOHN V. SPONYOE	Director
John V. Sponyoe
/s/ BRIAN J. BATES	President, Chief Operating Officer and Director
Brian J. Bates
/s/ JOHN J. MCDONNELL III	Executive Vice President, Chief Strategy Officer and Director
John J. McDonnell III
/s/ HENRY H. GRAHAM, JR.	Chief Financial Officer (Principal Financial Officer)
Henry H. Graham, Jr.
/s/ EDWARD O’BRIEN	Controller (Principal Accounting Officer)
Edward O’Brien

REQUIRED CERTIFICATIONS

The Company has included as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal year 2005 filed with the Securities and Exchange Commission certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company’s public disclosure, and the Company has submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.