Form 10-Q
period 2006-03-31
TNS INC
filed 2006-05-10
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Shares Outstanding as of April 1, 2006
24,088,008 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,628	$18,123
Accounts receivable, net of allowance for doubtful accounts of $5,260 and $5,793, respectively	48,773	53,234
Prepaid expenses	4,407	4,207
Deferred tax assets	5,236	2,898
Other current assets	5,813	7,331
Total current assets	90,857	85,793
Property and equipment, net	52,448	53,483
Identifiable intangible assets, net	187,233	200,684
Goodwill	5,160	6,228
Other assets	16,486	18,616
Total assets	$352,184	$364,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$413
Accounts payable, accrued expenses and other current liabilities	46,933	49,623
Deferred revenue	10,810	13,227
Total current liabilities	57,743	63,263
Long-term debt, net of current portion	113,448	119,035
Other liabilities	3,147	3,555
Total liabilities	174,338	185,853
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 23,998,715 shares issued and 23,971,001 shares outstanding and 24,115,963 shares issued and 24,088,008 shares outstanding, respectively	24	24
Treasury stock, 27,714 shares and 27,955 shares, respectively	(517)	(522)
Additional paid-in capital	217,434	211,756
Accumulated deficit	(31,567)	(32,034)
Deferred stock compensation	(7,150)	—
Accumulated other comprehensive loss	(378)	(273)
Total stockholders’ equity	177,846	178,951
Total liabilities and stockholders’ equity	$352,184	$364,804

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2005	2006
Revenues	$63,132	$65,908
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,230	33,057
Engineering and development	3,906	4,535
Selling, general, and administrative	13,094	16,126
Depreciation and amortization of property and equipment	4,863	5,027
Amortization of intangible assets	6,265	4,931
Total operating expenses	58,358	63,676
Income from operations	4,774	2,232
Interest expense	(811)	(2,032)
Interest income	116	118
Other (expense) income, net	(304)	190
Income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	3,775	508
Income tax (provision) benefit	(1,905)	15
Equity in net loss of unconsolidated affiliates	(416)	(1,074)
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	1,454	(551)
Cumulative effect of a change in accounting principle, net of tax provision	—	84
Net income (loss)	1,454	(467)
Basic net income (loss) per common share	$0.05	$(0.02)
Diluted net income (loss) per common share	$0.05	$(0.02)
Basic weighted average common shares outstanding	28,007,946	23,990,356
Diluted weighted average common shares outstanding	28,384,837	23,990,356

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$1,454	$(467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash and working capital items	13,691	10,459
Net cash provided by operating activities:	15,145	9,992
Cash flows from investing activities:
Purchases of property and equipment	(4,136)	(5,093)
Cash paid for business acquisitions, net of cash acquired	—	(19,628)
Investments in unconsolidated affiliates	(2,802)	—
Net cash used in investing activities:	(6,938)	(24,721)
Cash flows from financing activities:
Borrowings under amended and restated senior secured credit facility	—	6,000
Repayment of long-term debt	(3,000)	—
Payment of long-term debt financing costs	(75)	—
Proceeds from stock option exercises, inclusive of tax benefit	14	176
Purchase of treasury stock	(462)	(5)
Net cash (used in) provided by financing activities:	(3,523)	6,171
Effect of exchange rates on cash and cash equivalents	89	53
Net increase (decrease) in cash and cash equivalents	4,773	(8,505)
Cash and cash equivalents, beginning of period	19,788	26,628
Cash and cash equivalents, end of period	$24,561	$18,123
Supplemental disclosures of cash flow information:
Cash paid for interest	$682	$21
Cash paid for income taxes	$913	$3,467

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 27 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols, are designed to be scalable and are accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2006, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2005.

Stock Repurchase and Offerings of Common Stock

On May 4, 2005, the Company purchased and retired 6,263,435 shares of its common stock, pursuant to a modified Dutch auction tender offer, for $18.50 per share plus expenses of approximately $1.0 million. Of the shares tendered, 6 million shares were tendered by the Company’s then controlling stockholder, GTCR Golder Rauner L.L.C. and its affiliated investment funds (“GTCR”).

On September 21, 2005, the Company completed a follow-on offering of common stock issuing 1,200,000 common shares at $23.25 per share, which generated proceeds, net of offering costs, of approximately $26.1 million. On September 21, 2005, in connection with the following-on offering, the underwriters exercised their over-allotment option and the Company issued an additional 900,000 shares of common stock at $23.25 per share, which generated proceeds net of offering costs of approximately $20.0 million. The net proceeds from the follow-on offering were used to repay a portion of the Company’s long-term debt outstanding under its existing credit-facility.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, accrued expenses for probable losses and estimates related to the fair value of our employee stock options, including volatility, expected term and estimates of forfeitures in future periods. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from the transmission of transaction data through our networks between payment processors and POS or ATM terminals. Telecommunication services revenue is derived primarily from fixed monthly recurring fees for our call signaling services and per query fees charged for our database access and validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through our networks. Customer incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer’s minimum purchase commitments under the contract. In addition, the Company receives installation fees related to the configuration of the customer’s systems. Revenue from installation fees are deferred and recognized ratably over the customer’s contractual service period, generally three years. The Company performs periodic evaluations of our customer base and establishes allowances for estimated credit losses.

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed as incurred. The Company records its accrual for telecommunications charges based upon network services utilized at historical invoiced rates. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our condensed consolidated statement of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. SFAS 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been restated. Share-based expenses for all non-vested awards as of January 1, 2006, will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and in accordance with SFAS 123R for all awards granted after January 1, 2006. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, the Company generally recognized no compensation cost for employee stock options. Refer to Note 7 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

For the three months ended March 31, 2005 and 2006, the Company’s effective tax rate was approximately 50.4% and 3.0%, respectively. The Company’s tax rate fluctuates from the U.S. Federal statutory tax rate of 34.0% as a result of lower tax rates in certain international jurisdictions in which the Company has operations and losses in certain jurisdictions that cannot be used to offset income in other jurisdictions.

2.                                      Acquisitions and Long-term Investments

Acquisition of CommsXL

On January 6, 2006, we completed the acquisition of two companies in the United Kingdom, CommsXL Services and CommsXL Limited (collectively, CommsXL). Pursuant to two separate purchase agreements, the Company paid approximately $11.7 million, including direct acquisition costs of approximately $0.3 million for certain assets related to CommsXL. We purchased these companies to advance our end-to-end POS service offerings in the United Kingdom as well as to penetrate new vertical markets.

The purchase price for CommsXL was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$2,328
Property and equipment	70
Other assets	130
Customer relationships	6,578
Developed technology	1,835
Non-compete agreements	1,167
Goodwill	2,092
Deferred revenue	(993)
Accounts payable, accrued expenses and other liabilities	(1,221)
Net assets acquired	$11,986

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years, five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the three months ended March 31, 2006 include the operating results of these acquisitions from January 6, 2006.

Acquisition of InfiniRoute Assets

On February 28, 2006, the Company acquired certain tangible and intangible assets from InfiniRoute Networks, Inc. for a purchase price of approximately $2.5 million. The assets acquired include the right to provide TSD services under customer contracts, developed technology, certain fixed assets and a non-compete agreement. The Company purchased these assets to advance its TSD service offerings to enable traditional telecommunications carriers and next-generation service providers to interconnect directly over Internet Protocol (IP) packet networks, reducing the cost and complexity associated with these interconnections.

The purchase price for the InfiniRoute assets was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$272
Property and equipment	764
Customer relationships	696
Developed technology	695
Non-compete agreements	109
Net assets acquired	$2,536

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of three years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the three months ended March 31, 2006 include the operating results of this acquisition from March 1, 2006.

Acquisition of Sonic Assets

On March 13, 2006, the Company acquired certain tangible and intangible assets from Sonic Global PTY Ltd. and all of the capital stock of a subsidiary of Sonic Global PTY Ltd. for a purchase price of approximately $6.0 million, plus direct acquisition costs of approximately $0.1 million. The assets acquired include the right to provide POS services under customer contracts, developed technology, certain fixed assets and non-compete agreements. The Company purchased these assets to enhance its’ end-to-end POS service offerings.

The purchase price for the Sonic assets was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$251
Property and equipment	41
Customer relationships	3,257
Developed technology	1,334
Non-compete agreements	634
Goodwill	1,111
Deferred revenue	(430)
Accounts payable, accrued expenses and other liabilities	(128)
Net assets acquired	$6,070

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years, five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the three months ended March 31, 2006 include the operating results of this acquisition from March 1, 2006.

Way Systems Investment

In August 2004, TNS made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. TNS purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of

December 31, 2004, TNS owned 18.1 percent of WAY’s total outstanding shares. In March 2005, TNS made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. In July 2005, TNS made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, TNS exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. The Company owned 17.0 percent of Way’s outstanding shares as of March 31, 2006. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of WAY through its representation on the board of directors. Due to timing of the receipt of WAY’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag. For the three months ended March 31, 2005 and 2006, the Company recognized a net loss in the equity of an unconsolidated affiliate related to its investment in WAY of approximately $0.3 million and $0.5 million, respectively.

Summarized financial information for the Company’s investment in WAY is as follows (in thousands):

	December 31, 2005	March 31, 2006
		(unaudited)
Current assets	$12,473	$9,124
Non-current assets	743	765
Current liabilities	1,956	1,625
Non-current liabilities	—	—

	Three months ended March 31,
	2005	2006
	(unaudited)	(unaudited)
Revenue	$383	$1,467
Gross profit	114	413
Net loss	(1,565)	(2,910)
Company's equity in net loss	(290)	(535)

IP Commerce Investment

In January 2005, TNS made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. TNS purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007. In March 2006, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. The Company owned 29.5 percent of IP Commerce’s outstanding shares as of March 31, 2006. The Company is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag. For the three months ended March 31, 2005 and 2006, the Company recognized a net loss in the equity of an unconsolidated affiliate related to its investment in IP Commerce of approximately $0.1 million and $0.5 million, respectively.

Summarized financial information for the Company’s investment in IP Commerce is as follows (in thousands):

	December 31, 2005	March 31, 2006
	(unaudited)
Current assets	$1,426	$4,259
Non-current assets	274	249
Current liabilities	258	509
Non-current liabilities	2,596	—

	Three months ended March 31
	2005	2006
	(unaudited)	(unaudited)
Revenue	$49	$—
Gross profit	49	—
Net loss	(491)	(1,437)
Company's equity in net loss	(67)	(531)

3.                                      Long-term Debt

On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the May 4, 2005 Credit Facility) to finance the stock repurchase and to replace its prior senior secured credit facility (March 19, 2004 Credit Facility). The May 4, 2005 Credit Facility consists of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility), under which there were $6.0 million of borrowings as of March 31, 2006. The May 4, 2005 Credit Facility matures May 4, 2012. Payments on the Term B Loan are due in quarterly installments over the seven-year term, which began on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve-month period until paid in full and then applied to the term loan in inverse order of maturity. As of March 31, 2006 total remaining payments on the Term Loan are as follows (in thousands):

Nine months ending December 31, 2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	112,848
$119,448

For the three months ended March 31, 2006, borrowings on the New Revolving Credit Facility and the Term B Loan bore interest at a rate of 1.75 percent over the LIBOR rate (6.64 percent as of March 31, 2006). Thereafter, if the Company attains a leverage ratio of more than 1.75, the borrowings on the New Revolving Credit Facility and the Term B Loan generally will bear interest at a rate, at the Company’s option, of either 1.0 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. The Company’s leverage ratio as of March 31, 2006 was 1.89 to 1.0. The New Revolving Credit Facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on the Company’s leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the May 4, 2005 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of March 31, 2006, the Company was required to maintain a leverage ratio of less than 2.7 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the May 4, 2005 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the May 4, 2005 Revolving Credit Facility. The May 4, 2005 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the May 4, 2005 Credit Facility as of March 31, 2006.

In connection with the closing of the May 4, 2005 Credit Facility, the Company incurred approximately $2.7 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the May 4, 2005 Credit Facility.

4.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended March 31,
	2005	2006
Net income (loss)	$1,454	$(467)
Foreign currency translation (loss) gain	(811)	105
Total comprehensive income (loss)	$643	$(362)

5.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three months ended March 31, 2006 the treasury stock effect of options to purchase 1,465,776 shares of common stock and 349,687 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended March 31,
	2005	2006
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$1,454	$(551)
Cumulative effect of a change in accounting principle, net of tax	—	84
Net income (loss)	$1,454	$(467)
Weighted average common share calculation:
Basic weighted average common shares outstanding	28,007,946	23,990,356
Treasury stock effect of unvested restricted stock units	311,181	—
Treasury stock effect of options	65,710	—
Diluted weighted average common shares outstanding	28,384,837	23,990,356
Net income (loss) per common share:
Basic income (loss) per common share	$0.05	$(0.02)
Diluted income (loss) per common share	$0.05	$(0.02)

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended March 31,
	2005	2006
Revenues:
POS	$23,159	$18,792
TSD	10,037	14,829
FSD	7,307	8,373
ISD	22,629	23,914
Total revenues	$63,132	$65,908

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended March 31,
	2005	2006
EBITDA before stock compensation expense:
North America	$9,195	$6,901
ISD	7,197	6,725
Total EBITDA before stock compensation expense	$16,392	$13,626

EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2005	2006
EBITDA before stock compensation expense	$16,392	$13,626
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(11,128)	(9,958)
Stock compensation expense	(490)	(1,436)
Interest expense	(811)	(2,032)
Interest income and other (expense) income, net	(188)	308
Income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, net of tax provision	$3,775	$508

Goodwill and identifiable intangible assets, net are located in the following reporting segments (in thousands):

	December 31, 2005	March 31, 2006
POS	$134,887	$138,336
TSD	4,479	5,780
FSD	25,272	24,771
ISD	27,755	38,025
Total goodwill and identifiable intangible assets, net	$192,393	$206,912

Geographic Information

The Company sells its services through foreign subsidiaries in Austria, Australia, Bermuda, Canada, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended March 31,
	2005	2006
Revenues:
North America	$40,503	$41,994
Europe	19,853	21,179
Asia-Pacific	2,776	2,735
Total revenues	$63,132	$65,908

Revenues from the Company’s subsidiaries in the United Kingdom were $13.8 million and $13.7 million for the three months ended March 31, 2005 and 2006, respectively.

The Company’s long-lived assets including goodwill and identifiable intangible assets, net were located as follows (in thousands):

	December 31, 2005	March 31, 2006
North America	$219,163	$227,342
Europe	37,717	47,407
Asia-Pacific	4,447	4,262
Total long-lived assets	$261,327	$279,011

7.             Stock-Based Compensation
As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. The following table sets forth total stock based compensation expense recognized in the condensed consolidated statement of operations resulting from stock options and non-vested restricted stock units (in thousands except per share amounts):
Three months ended March 31, 2006
Income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, as reported	$(1,436)
Income tax benefit from stock based compensation expense	574
Income from continuing operations before cumulative effect of a change in accounting principle	(862)
Cumulative effect of a change in accounting principle, net of tax provision	84
Net loss	$(778)
Earnings per share:
Basic	$(0.03)
Diluted	$(0.03)

Prior to the adoption of SFAS 123R, the Company did not make estimates for forfeitures and recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. Upon adoption of SFAS 123R on January 1, 2006, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards for which stock based compensation was recorded in the Company’s financial statements prior to January 1, 2006. During the three months ended March 31, 2006, the Company capitalized approximately $81,000 of stock based compensation costs for employees working on capitalized software development projects.

As permitted by SFAS 123 “Accounting for Stock-Based Compensation (“SFAS 123”), during 2005 the Company followed APB Opinion No. 25 under which share-based payments to employees are accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company’s pro forma information for the three months ended March 31, 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options and restricted stock awards recognized over their requisite service period, is as follows (in thousands, except per share amounts):
Three months ended March 31, 2005
Net income, as reported	$1,454
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(731)
Pro forma net income	$1,017
Basic and diluted net income per common share, as reported	$0.05
Pro forma basic and diluted net income per common share	$0.04

Details of the Company’s stock-based compensation plans are discussed below.

Stock Options

During 2001, the Board of Directors of the Company adopted the TNS Holdings, Inc. 2001 Founders’ Stock Option Plan (the 2001 Plan) whereby employees, nonemployee directors, and certain other individuals are granted the opportunity to acquire an equity interest in the Company. Either incentive stock options or nonqualified options may be granted under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to or greater than the estimated fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally over four years. The options expire 10 years from the date of grant.

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

The fair value for stock options granted during the period was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2005 (a)	2006
Expected life	4 years	4 years
Risk-free interest rate	3.0%	4.6%
Volatility	50%	50%
Dividend yield	0.0%	0.0%

(a)             Assumptions used to calculate pro forma expense under SFAS 123 discussed above.

Expected volatility — The expected volatility is based on the results of a study of similar guideline companies in the Company’s peer group. Historical volatility was not used as the Company does not have sufficient historical information to develop reasonable expectations about future volatility.

Expected dividend yield — The dividend yield is based on actual dividends expected to be paid over the expected term of the option. The Company has not and has no plans to issue dividends.

Expected term — The expected term is based on the results of a study performed of guideline companies in the Company’s peer group. The Company, at this point, does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company accounts for stock options with graded vesting as a single award with the expected term equal to the average of the expected term of the component vesting tranches and recognizes the related compensation cost on a straight-line basis over the vesting period of the award.

Risk-free interest rate — The risk-free rate for stock options granted during the period is determined by using U.S. treasury rates of the same period as the expected option term of each option.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three months then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,488,570	$19.78
Granted	8,800	18.72
Exercised	(6,619)	19.36
Canceled	(24,975)	20.48
Outstanding at March 31, 2006	1,465,776	$19.76	8 years	$2,606
Exercisable at March 31, 2006	714,255	$19.71	7 years	$1,350

The weighted average grant date fair value of options granted during the three months ended March 31, 2005 and 2006 was $9.51 and $8.21, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 and 2006 was approximately $1,000 and $7,000, respectively. As of March 31, 2006, there was a total of $6.2 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of approximately two years.

The Company received approximately $3,000 and $0.1 million in cash proceeds related to the exercise of stock options during the three months ended March 31, 2005 and 2006, respectively. In addition the Company realized total tax benefits from stock option exercises of $0 and $3,000 for the three months ended March 31, 2005 and 2006, respectively, which were recorded as additions to additional paid-in capital in the condensed consolidated balance sheets. The adoption of SFAS 123R also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

Restricted Stock Units

A summary of the status of the Company’s non-vested restricted stock units as of March 31, 2006, and changes during the three months then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2006	439,316	$20.52
Granted	22,350	18.72
Vested	(110,629)	19.95
Forfeited	(1,350)	22.00
Non-vested March 31, 2006	349,687	$20.58

The total fair value of shares vested (measured as of the vesting date) during the three months ended March 31, 2005 and 2006 was $1.2 million and $2.3 million, respectively. As of March 31, 2006, there was $6.7 million of total unrecognized compensation cost related to restricted stock units which is expected to be recognized over a weighted average period of approximately three years.

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

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgement. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted. In April 2005, the Company paid $3.25 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute. This $3.25 million settlement is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by $4.4 million. In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced. Based in part on this written confirmation, the Company reduced its liability for this matter by $4.2 million. This $4.2 million reduction in the liability is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

Included in net income in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005 is a net $0.6 million benefit, or $0.02 per share, related to the legal settlement and reduced state sales tax assessment.

The Company and John J. McDonnell, Jr., the Company’s Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Financial Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”).  The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia.  Plaintiff claims that the Registration Statement filed in connection with the Secondary Offering negligently failed to disclose that (1) TNS’ agreement with the Pepsi Bottling Group, Inc. (“Pepsi”) to provide cashless vending to Pepsi had been delayed beyond August 7, 2005; (2) TNS was generating less revenues and income than it had anticipated from its contract with the Royal Bank of Scotland (“RBS”), because RBS purportedly had overstated the number of transactions that TNS would be responsible for processing for RBS; and (3) TNS’ International Services Division was experiencing declining revenues during that time period because of unfavorable foreign exchange rates.  This action is in the preliminary phase; thus the timing and course of the litigation are not predictable, and, as a result, management cannot estimate a range of possible loss.  However, TNS intends to take appropriate steps to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS. During the three months ended March 31, 2006, the Company accrued legal costs of approximately $0.5 million to defend itself in this matter. These legal costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

The Company and the members of its Board of Directors also are defendants in a putative shareholder class action lawsuit that seeks to enjoin the non-binding proposal announced on March 13, 2006 from senior management of the Company to acquire all outstanding shares of the Company.  Paul Schwartz, purportedly on behalf of himself and others similarly situated, filed the lawsuit captioned Schwartz v. TNS, Inc., et al., C.A. No. 2000-N, on March 13, 2006 in Delaware Chancery Court for New Castle County.  The plaintiff alleges that injunctive relief is necessary because the Company and the members of the Board of Directors allegedly breached their fiduciary duties to TNS shareholders by allegedly causing the Company to negotiate for the sale of TNS at an unfair price, depriving TNS' public shareholders of the maximum value to which they purportedly are entitled.  The plaintiff further alleges that members of the Board of Directors also breached their fiduciary duties by allegedly not taking adequate measures to ensure that the interests of TNS' public shareholders are properly protected, as the terms of the proposed transaction allegedly are grossly unfair to the shareholders.  On April 3, 2006, the plaintiff and the defendants entered into a letter agreement that provides the defendants with an open-ended extension of time to answer or otherwise respond to the plaintiff's complaint, and holds discovery and other matters in the case in abeyance pending an agreement on a management buy-out proposal or other form of transaction.  This action is in the preliminary phase; thus the timing and course of the litigation are not predictable, and, as a result, management cannot estimate a range of possible loss.  However, TNS intends to take appropriate actions to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS.  No amounts have been accrued related to this case in the condensed consolidated financial statements for the three months ended March 31, 2006, as management cannot yet estimate the future legal costs, if any, that will be incurred to defend against this lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 16, 2006 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2006. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of four unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 27 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

•                     International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides services in Australia, Austria, Bermuda, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain and Sweden through subsidiaries located in these countries. Additionally, through these international subsidiaries, we also provide services to customers located in Belgium, Finland, Gibraltar, Hong Kong, Mexico, Norway, Singapore and Thailand.

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

Long-term Investments

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. In July 2005, we made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, we exercised our right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. We owned 17.0 percent of Way’s outstanding shares as of March 31, 2006. We are accounting for our investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of WAY through its representation on the board of directors. Due to timing of the receipt of WAY’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag. For the three months ended March 31, 2005 and 2006, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in WAY of approximately $0.3 million and $0.5 million, respectively.

In January 2005, we made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007. In September 2005, we exercised our right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. We owned approximately 29.5 percent of  IP Commerce’s outstanding shares as of March 31, 2006. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag. For the three months ended March 31, 2005 and 2006, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in IP Commerce of approximately $0.1 million and $0.5 million, respectively.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended March 31,
	2005	2006
Revenues	$63,132	$65,908
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,230	33,057
Engineering and development	3,906	4,535
Selling, general, and administrative	13,094	16,126
Depreciation and amortization of property and equipment	4,863	5,027
Amortization of intangible assets	6,265	4,931
Total operating expenses	58,358	63,676
Income from operations	4,774	2,232
Interest expense	(811)	(2,032)
Interest income and other (expense) income, net	(188)	308
Income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	3,775	508
Income tax (provision) benefit	(1,905)	15
Equity in net loss of unconsolidated affiliates	(416)	(1,074)
Cumulative effect of a change in accounting principle, net of tax provision	—	84
Net income (loss)	$1,454	$(467)

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues. Total revenues increased $2.8 million, or 4.4%, to $65.9 million for the three months ended March 31, 2006, from $63.1 million for the three months ended March 31, 2005. We generate revenues through four operating divisions.

POS division. Revenues from the POS division decreased $4.4 million, or 18.9%, to $18.8 million for the three months ended March 31, 2006, from $23.2 million for the three months ended March 31, 2005. The $4.4 million decrease in POS revenues resulted from a decline in transaction volumes and to a lesser extent a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts. POS transaction volumes decreased 13.5% to 1.3 billion transactions for the three months ended March 31, 2006, from 1.5 billion transactions for the three months ended March 31, 2005. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease.

International services division. Revenues from the international services division increased $1.3 million, or 5.7%, to $23.9 million for the three months ended March 31, 2006, from $22.6 million for the three months ended March 31, 2005. The increase was primarily due to additional revenues generated from our POS customers in the U.K., Australia, France, Spain and Ireland which was partially offset by the unfavorable impact of foreign exchange. Revenues from our U.K. subsidiaries decreased $0.1 million, or 0.9%, to $13.7 million for the three months ended March 31, 2006, from $13.8 million for the three months ended March 31, 2005. Excluding the negative impact of foreign exchange rates, revenues from our U.K. subsidiaries would have increased $1.0 million, or 7.0%.

Telecommunication services division. Revenues from the telecommunication services division increased $4.8 million, or 47.7%, to $14.8 million for the three months ended March 31, 2006, from $10.0 million for the three months ended March 31, 2005. Included in telecommunications services revenues for the three months ended March 31, 2006 and 2005 were approximately $1.3 million and $0.1 million, respectively, of pass-through revenues. Excluding the increase in pass-through revenues the growth in revenues was primarily due to increased usage of our call signaling services and database access services from new and existing customers.

Financial services division. Revenues from the financial services division increased $1.1 million, or 14.6%, to $8.4 million for the three months ended March 31, 2006, from $7.3 million for the three months ended March 31, 2005. The increase in revenues was due to the growth in the number of customer connections to and through our networks.

Cost of network services. Cost of network services increased $2.8 million, or 9.4%, to $33.1 million for the three months ended March 31, 2006, from $30.2 million for the three months ended March 31, 2005. Cost of network services were 50.2% of revenues for the three months ended March 31, 2006, compared to 47.9% of revenues for the three months ended March 31, 2005. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services, partially offset by lower usage charges from decreased POS transactions. Gross profit represented 49.8% of total revenues for the three months ended March 31, 2006, compared to 52.1% for the three months ended March 31, 2005. The decrease in gross profit as a percentage of total revenues resulted primarily from increased contribution of our telecommunication services division and to a lesser extent the decline in margin of our POS division as we transported fewer transactions over our fixed cost network, partially offset by increased contribution from our international and financial services divisions, our highest gross margin businesses.

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

Engineering and development expense. Engineering and development expense increased $0.6 million, or 16.1%, to $4.5 million for the three months ended March 31, 2006, from $3.9 million for the three months ended March 31, 2005. Engineering and development expense represented 6.9% of revenues for the three months ended March 31, 2006 and 6.2% of revenues for the three months ended March 31, 2005. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion and new product offerings in our POS division.

Selling, general and administrative expense. Selling, general and administrative expense increased $3.0 million, or 23.2%, to $16.1 million for the three months ended March 31, 2006, from $13.1 million for the three months ended March 31, 2005. Selling, general and administrative expense represented 24.5% of revenues for the three months ended March 31, 2006, compared to 20.7% of revenues for the three months ended March 31, 2005. Included in selling, general and administrative expenses for the three months ended March 31, 2006 is a $0.5 million charge related to litigation that arose during the quarter and a $0.2 million charge for legal expenses incurred by the special committee of the board of directors. Included in selling, general, and administrative expenses for the three months ended March 31, 2005 is a $3.2 million charge related to a legal settlement and a $4.2 million benefit from a reduced state sales tax liability assessment. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division and to a lesser extent an increase in stock based compensation expense as a result of the adoption of SFAS 123R on January 1, 2006.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.2 million, or 3.4% to $5.0 million for the three months ended March 31, 2006, from $4.9 million for the three months ended March 31, 2005. Depreciation expense increased primarily due to an increase in capital expenditures to support the growth in our international services division. Depreciation and amortization of property and equipment represented 7.6% of revenues for the three months ended March 31, 2006, compared to 7.7% of revenues for the three months ended March 31, 2005.

Amortization of intangible assets. Amortization of intangible assets decreased $1.3 million, or 21.3%, to $4.9 million for the three months ended March 31, 2006, from $6.3 million for the three months ended March 31, 2005. The amortization of intangible assets for the three months ended March 31, 2006 and 2005 relates solely to the intangible assets resulting from acquisitions. The decrease was primarily attributable to certain of our intangible assets becoming fully amortized at the end of the first quarter of 2005 which was partially offset by the additional amortization resulting from acquisitions completed during 2005 and 2006. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2006 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $23.3 million as of March 31, 2006. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of March 31, 2006.

Interest expense. Interest expense increased $1.2 million to $2.0 million for the three months ended March 31, 2006, from $0.8 million for the three months ended March 31, 2005. Interest expense increased primarily due to the additional borrowings under our amended and restated senior secured credit facility to finance the stock repurchase in May 2005.

Interest and other income (expense), net. Interest and other income (expense), net was $0.3 million for the three months ended March 31, 2006 compared to expense of $0.2 million for the three months ended March 31, 2005. Included in other income (expense), net for the three months ended March 31, 2006 is a gain on foreign currency translation of approximately $0.2 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a loss on foreign currency translation of $0.4 million for the three months ended March 31, 2005.

Income tax benefit (provision). For the three months ended March 31, 2006, our income tax benefit was approximately $15,000 compared to an income tax provision of $1.9 million for the three months ended March 31, 2005. Our effective tax rate for the three months ended March 31, 2006 is 3.0% versus the U.S. federal statutory tax rate of 34.0%, due primarily to lower tax rates in certain of our international subsidiaries.

Equity in net loss of unconsolidated affiliates. For the three months ended March 31, 2006, our equity in net loss of unconsolidated affiliates was $1.1 million compared to a loss of $0.4 million for the three months ended March 31, 2005. The increase was due to additional losses recorded on our equity method investments, primarily relating to our investments in Way Systems, Inc. and IP Commerce, Inc. As of March 31, 2006, we have $4.9 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2006 and we may continue to incur losses thereafter.

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

Our operations provided us cash of $10.0 million for the three months ended March 31, 2006, which was attributable to a net loss of $0.5 million, depreciation, amortization and other non-cash charges of $12.6 million and an increase in working capital of $2.1 million. Our operations provided us cash of $15.2 million for the three months ended March 31, 2005, which was attributable to net income of $1.5 million, depreciation, amortization and other non-cash charges of $13.4 million and a decrease in working capital of $0.3 million.

We used cash of $24.7 million in investing activities for the three months ended March 31, 2006, which includes capital expenditures of $5.1 million. In addition we completed the acquisition of CommsXL in the UK, InfiniRoute and Sonic. We used cash of $6.9 million in investing activities for the three months ended March 31, 2005, which consisted of capital expenditures of $4.1 million. In addition, we made investments of $0.8 million in WAY Systems, Inc., a company that provides mobile POS transaction infrastructure and solutions to mobile merchants, and $2.0 million in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions.

We generated cash of $6.2 million from financing activities for the three months ended March 31, 2006, which includes $6.0 million of borrowings under our amended and restated senior secured credit facility, the proceeds of which were used to finance the stock and asset purchase from Sonic. We used cash of $3.5 million for financing activities for the three months ended March 31, 2005, which consisted primarily of $3.0 million of long-term debt repayments.

Amended and Restated Senior Secured Credit Facility

On May 4, 2005, we entered into an amended and restated senior secured credit facility to finance the stock repurchase and to replace our 2004 senior secured credit facility. The amended and restated senior secured credit facility consists of a $165.0 million term loan and a revolving credit facility of $30.0 million, under which there were $6.0 million of borrowings as of March 31, 2006. The amended and restated senior secured credit facility matures May 4, 2012. Payments on the term loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve-month period until paid in full and then applied to the term loan in inverse order of maturity.

As of March 31, 2006, total remaining payments on the Term Loan are as follows (in thousands):

Nine months ending December 31, 2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	112,848
$119,448

For the period through March 31, 2006, borrowings on the revolving credit facility and the term loan bore interest at a rate of 1.75 percent over the LIBOR rate (6.64 percent as of March 31, 2006). Thereafter, if we attain a leverage ratio of more than 1.75, the borrowings on the revolving credit facility and the term loan generally will bear interest at a rate, at our option, of either 1.0 percent over the lender’s base rate or 2.0 percent over the LIBOR rate. Our leverage ratio as of March 31, 2006 was 1.89 to 1.0. The revolving credit facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the revolving credit facility. Interest payments on the amended and restated senior secured credit facility are due monthly, bimonthly, or quarterly at our option.

The terms of the amended and restated senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of March 31, 2006, we were required to maintain a leverage ratio of less than 2.7 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the amended and restated senior secured credit facility. The amended and restated senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the amended and restated senior secured credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the amended and restated senior secured revolving credit facility. The amended and restated senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and nonfinancial covenants of the amended and restated senior secured credit facility as of March 31, 2006.

Adoption of SFAS 123R

We adopted SFAS 123R following the modified prospective transition method effective January 1, 2006. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. The adoption of SFAS 123R reduced income from operations by approximately $0.8 million and basic and diluted earnings per share (“EPS”) by $0.03 for the three months ended March 31, 2006. Stock-based compensation accounted for under SFAS 123R is expected to reduce income from operations and earnings per share by approximately $3.2 million and  $0.14, respectively, for the full year 2006. The current compensation structure, or changes therein, as well as any subsequent stock based compensation plan activity could result in an increase in the impact of SFAS 123R in 2006 and thereafter.

Prior to the adoption of SFAS 123R, we followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in its accounting for stock compensation and recorded stock based compensation based on the intrinsic value method. Stock compensation expense recognized in the three months ended March 31, 2005 reduced net income by approximately $0.3 million, related to restricted stock units.   Prior to the adoption of SFAS 123R, we did not make estimates for forfeitures and recognized compensation cost assuming all restricted stock awards would vest and reversed compensation cost for forfeited awards when the awards were actually forfeited.  Upon adoption of SFAS 123R, we recorded a cumulative effect of a change in accounting principle, net of tax of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards.  As of March 31, 2006, the total compensation cost related to unvested stock options and restricted stock units that has not yet been recognized was approximately $12.9 million, which we expect to recognize over a weighted average period of approximately 3 years.

Refer to Note 7 of our Condensed Consolidated Financial Statements in Item 1 for a complete discussion of our stock-based compensation plans and the adoption of SFAS 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2006, we had $119.4 million outstanding under our amended and restated senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on March 31, 2006 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.2 million to our annual interest expense.

As of March 31, 2006, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 19 countries outside of the U.S., including the United Kingdom, Australia, Austria, Bermuda, Canada, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain and Sweden. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three months ended March 31, 2006, we recorded a gain on foreign currency translation of approximately $0.2 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

There have been no significant changes during the three months ended March 31, 2006 covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

Information regarding legal proceedings is contained in Note 8 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A.      Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, except that, at March 31, 2006, the following additional risk factor has been added:

We face risks related to securities litigation that could have a material adverse effect on our business, financial position and results of operations.

We have been named as a defendant in a number of securities class action and derivative lawsuits.  We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits. Defending against existing and potential litigation may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. Regardless of the outcome, such litigation will result in significant legal expenses. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our business, financial position and results of operations.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Default Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None

Item 5.                          Other Information

None.

Item 6.                          Exhibits

(10.1)	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and John J. McDonnell, Jr.

(10.2)	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Brian J. Bates

(10.3)	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Henry H. Graham, Jr.

(10.4)	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and John J. McDonnell III

(10.5)	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Matthew M. Mudd

(10.6)	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Edward J. O’Brien

(10.7)	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Michael Q. Keegan

(10.8)	Service Agreement, dated May 9, 2006, by and between Transaction Network Services (UK) Limited and Raymond Low

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)

Date: May 10, 2006	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr. Chairman and Chief Executive Officer

Date: May 10, 2006	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Executive Vice President, Chief Financial Officer & Treasurer