Form 10-K/A
period 2005-12-31
TNS INC
filed 2006-07-21
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K/A as indicated herein.

TNS, INC.
2006 FORM 10-K ANNUAL REPORT
INDEX

EXPLANATORY NOTE

TNS, Inc. (“Registrant”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“Original Filing”) solely for the purpose of amending and re-filing Exhibits 31.1 and 31.2 of the Original Filing to conform such officer certifications to the current requirements set forth in Item 601(b)(31) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.  In the Original Filing, the Registrant inadvertently omitted the required language concerning the Registrant’s internal control over financial reporting.  As requested by the Securities and Exchange Commission, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended.   No other modifications or changes have been made to the Original Filing other than correcting typographical errors contained in Exhibit 32.1.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosure in the Original Filing.

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

Item 8.                        Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	50
CONSOLIDATED BALANCE SHEETS	52
As of December 31, 2004 and 2005
CONSOLIDATED STATEMENTS OF OPERATIONS	53
For the years ended December 31, 2003, 2004 and 2005
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	54
For the years ended December 31, 2003, 2004 and 2005
CONSOLIDATED STATEMENTS OF CASH FLOWS	55
For the years ended December 31, 2003, 2004 and 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	56
FINANCIAL STATEMENT SCHEDULE:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	92
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

The following table summarizes stock option activity under the 2001 and 2004 Plans:

	Number of shares	Exercise price per share			Weighted- average exercise price
Outstanding, December 31, 2002	314,909	$19.60	–	$39.20	$20.41
Granted	72,170	19.60	–	39.20	21.82
Exercised	(731)	19.60			19.60
Canceled	(12,055)	19.60	–	39.20	21.92
Outstanding, December 31, 2003	374,293	19.60	–	39.20	20.64
Granted	873,074	18.00	–	22.88	19.12
Exercised	(14,995)	18.00	–	19.60	19.46
Canceled	(46,684)	18.00	–	39.20	19.82
Outstanding, December 31, 2004	1,185,688	18.00	–	39.20	19.57
Granted	492,005	18.89	–	24.45	20.34
Exercised	(74,431)	18.00	–	21.40	19.15
Canceled	(114,692)	18.00	–	39.20	20.41
Outstanding, December 31, 2005	1,488,570	18.00	–	39.20	19.78
Exercisable, December 31, 2003	198,662	19.60	–	39.20	20.16
Exercisable, December 31, 2004	410,906	18.00	–	39.20	19.79
Exercisable, December 31, 2005	652,653	18.00	–	39.20	19.74

The following table summarizes the weighted-average option information as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.00 – $19.60	843,342	7.5	$18.55	487,804	$18.80
$19.61 – $23.52	614,813	8.9	$20.89	153,558	$21.31
$23.53 – $27.44	16,100	9.8	$24.45	286	$24.45
$39.20	14,315	6.9	$39.20	11,005	$39.20
	1,488,570	8.1	$19.78	652,653	$19.74

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

8.   Income Taxes:

The components of income (loss) before income tax provision and equity in net loss of unconsolidated affiliate are as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
U.S.	$ (3,900)	$ (8,506)	$(13,521)
Non-U.S.	3,702	18,792	29,191
Total income (loss) before income tax provision and equity in net loss of unconsolidated affiliate	$ (198)	$10,286	$ 15,670

The components of the Company’s income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2003	2004	2005
Current provision (benefit):
U.S.	$ 1,166	$ 2,309	$ (3,821)
Non-U.S.	1,017	5,661	9,347
	2,183	7,970	5,526
Deferred provision (benefit):
U.S.	(2,942)	(4,823)	1,633
Non-U.S.	1,597	1,116	59
	(1,345)	(3,707)	1,692
Total income tax provision	$ 838	$ 4,263	$ 7,218

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2004, as included in other current assets, other assets and deferred tax liabilities, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$ 458	$ —	$ 458
Accrued expenses	1,353	14	1,367
Deferred revenue	1,841	—	1,841
Intangible assets	7,897	—	7,897
Depreciation and amortization of property and equipment	1,813	2,782	4,595
Stock compensation	427	—	427
Equity in net loss of unconsolidated affiliates	416	—	416
Net operating loss carryforwards	—	3,096	3,096
	14,205	5,892	20,097
Less—valuation allowance	(285)	(2,748)	(3,033)
	13,920	3,144	17,064
Deferred tax liabilities:
Other assets	(351)	—	(351)
Capitalized software development costs	(5,041)	—	(5,041)
Intangible assets	—	(1,383)	(1,383)
	(5,392)	(1,383)	(6,775)
Net deferred tax assets	$ 8,528	$ 1,761	$10,289

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2005, as included in other current assets and other assets, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$ 680	$ —	$ 680
Accrued expenses	1,075	32	1,107
Deferred revenue	1,755	—	1,755
Intangible assets	6,647	—	6,647
Depreciation and amortization of property and equipment	2,156	2,035	4,191
Stock compensation	728	—	728
Equity in net loss of unconsolidated affiliates	1,390	—	1,390
Foreign tax credits	700	—	700
Net operating loss carryforwards	4,142	4,102	8,244
	19,273	6,169	25,442
Less—valuation allowance	(1,985)	(3,892)	(5,877)
	17,288	2,277	19,565
Deferred tax liabilities:
Other assets	(851)	—	(851)
Capitalized software development costs	(6,623)	—	(6,623)
Intangible assets	—	(1,304)	(1,304)
	(7,474)	(1,304)	(8,778)
Net deferred tax assets	$ 9,814	$ 973	$10,787

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a).          The following documents are filed as part of this Report:

		Page
1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets	52
	Consolidated Statements of Operations	53
	Consolidated Statements of Changes in Shareholders’ (Deficit) Equity	54
	Consolidated Statements of Cash Flows	55
	Notes to Consolidated Financial Statements	56
2.	Financial Statement Schedules
	Schedule II—Valuation of Qualifying Accounts	92
	All other schedules are omitted because they not applicable.
3.	Exhibits:

2.1	Agreement of Purchase and Sale by and between Transaction Network Services, Inc. and U.S. Wireless Data, Inc. dated as of May 12, 2004 with respect to Synapse assets.*
2.2	Agreement of Purchase and Sale by and between Transaction Network Services, Inc. and U.S. Wireless Data, Inc. dated as of May 12, 2004 with respect to vending operations assets.*
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant.**
3.2	Form of Amended and Restated Bylaws of the Registrant.**
4.1	Intentionally omitted.
4.2	Form of Amended and Restated Registration Agreement.**
4.3	Stock Purchase Agreement dated April 3, 2001 between the Registrant and TNS Holdings, L.L.C., as amended.**
4.4	Form of Dissolution Agreement.**
4.5	Form of Credit Agreement among Registrant, Transaction Network Services, Inc., General Electric Capital Corporation, various other lending institutions and GECC Capital Markets Group, Inc.***
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: July 21, 2006	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr. Chairman and Chief Executive Officer
Date: July 21, 2006	By:	/s/ HENRY H. GRAHAM, JR.
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