Form 10-Q/A
period 2006-03-31
TNS INC
filed 2006-07-21
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

TNS, INC.

EXPLANATORY NOTE

TNS, Inc. (“Registrant”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (“Original Filing”) solely for the purpose of amending and re-filing Exhibits 31.1 and 31.2 of the Original Filing to conform such officer certifications to the current requirements set forth in Item 601(b)(31) of Regulation S-K of the Securities and Exchange Act of 1934, as amended.  In the Original Filing, the Registrant inadvertently omitted the required language concerning the Registrant’s internal control over financial reporting.  As requested by the Securities and Exchange Commission, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended.   No other modifications or changes have been made to the Original Filing other than correcting a typographical error contained in Exhibit 32.1.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)

Date: July 21, 2006	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr. Chairman and Chief Executive Officer

Date: July 21, 2006	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Executive Vice President, Chief Financial Officer & Treasurer