Form 10-Q
period 2006-06-30
TNS INC
filed 2006-08-09
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Shares Outstanding as of July 1, 2006
24,100,487 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,628	$21,188
Accounts receivable, net of allowance for doubtful accounts of $5,260 and $5,984, respectively	48,773	57,566
Prepaid expenses	4,407	4,883
Deferred tax assets	5,236	3,542
Other current assets	5,813	7,450
Total current assets	90,857	94,629
Property and equipment, net	52,448	55,508
Identifiable intangible assets, net	187,233	194,049
Goodwill	5,160	8,468
Other assets	16,486	19,068
Total assets	$352,184	$371,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$825
Accounts payable, accrued expenses and other current liabilities	46,933	53,311
Deferred revenue	10,810	14,050
Total current liabilities	57,743	68,186
Long-term debt, net of current portion	113,448	118,623
Other liabilities	3,147	3,611
Total liabilities	174,338	190,420
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 23,998,715 shares issued and 23,971,001 shares outstanding and 24,129,152 shares issued and 24,100,487 shares outstanding, respectively	24	24
Treasury stock, 27,714 shares and 28,665 shares, respectively	(517)	(536)
Additional paid-in capital	217,434	213,776
Accumulated deficit	(31,567)	(32,964)
Deferred stock compensation	(7,150)	—
Accumulated other comprehensive (loss) income	(378)	1,002
Total stockholders’ equity	177,846	181,302
Total liabilities and stockholders’ equity	$352,184	$371,722

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues	$65,354	$72,660	$128,486	$138,568
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,966	37,127	61,196	70,184
Engineering and development	4,034	5,501	7,940	10,036
Selling, general, and administrative	12,957	17,992	26,051	34,118
Depreciation and amortization of property and equipment	4,964	5,346	9,827	10,373
Amortization of intangible assets	7,249	5,346	13,514	10,276
Total operating expenses	60,170	71,312	118,528	134,987
Income from operations	5,184	1,348	9,958	3,581
Interest expense	(3,228)	(2,288)	(4,039)	(4,319)
Interest income	134	147	250	265
Other (expense) income, net	(194)	331	(498)	521
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	1,896	(462)	5,671	48
Income tax (provision) benefit	(929)	456	(2,834)	469
Equity in net loss of unconsolidated affiliates	(716)	(924)	(1,132)	(1,998)
Income (loss) before cumulative effect of a change in accounting principle	251	(930)	1,705	(1,481)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	84
Net income (loss)	$251	$(930)	$1,705	$(1,397)
Basic net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.01	$(0.04)	$0.07	$(0.06)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—
Net income (loss)	$0.01	$(0.04)	$0.07	$(0.06)
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.01	$(0.04)	$0.06	$(0.06)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—
Net income (loss)	$0.01	$(0.04)	$0.06	$(0.06)
Basic weighted average common shares outstanding	24,157,435	24,093,752	26,072,053	24,042,340
Diluted weighted average common shares outstanding	24,529,448	24,093,752	26,445,417	24,042,340

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$1,705	$(1,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash and working capital items	21,279	21,643
Net cash provided by operating activities:	22,984	20,246
Cash flows from investing activities:
Purchases of property and equipment	(10,211)	(11,857)
Cash paid for business acquisitions, net of cash acquired	(3,501)	(19,804)
Investments in unconsolidated affiliates	(2,802)	—
Net cash used in investing activities:	(16,514)	(31,661)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	167,915	6,000
Repayment of long-term debt	(54,328)	—
Payment of long-term debt financing costs	(2,802)	(225)
Proceeds from stock option exercises, inclusive of tax benefit	436	342
Purchase of treasury stock	(468)	(19)
Purchase of common stock, inclusive of fees of $996	(116,869)	—
Net cash (used in) provided by financing activities:	(6,116)	6,098
Effect of exchange rates on cash and cash equivalents	(453)	(123)
Net decrease in cash and cash equivalents	(99)	(5,440)
Cash and cash equivalents, beginning of period	19,788	26,628
Cash and cash equivalents, end of period	$19,689	$21,188
Supplemental disclosures of cash flow information:
Cash paid for interest	$969	$2,110
Cash paid for income taxes	$3,009	$4,460

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K dated March 16, 2006 and amended July 21, 2006 as filed with the SEC, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2005.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, accrued expenses for probable losses and estimates related to the fair value of employee stock options, including volatility, expected term and estimates of forfeitures in future periods. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from the transmission of transaction data through the Company’s networks between payment processors and POS or ATM terminals. Telecommunication services revenue is derived primarily from fixed monthly recurring fees for the Company’s call signaling services and per query fees charged for the Company’s database access and validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s networks. Customer incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer’s minimum purchase commitments under the contract. In addition, the Company receives installation fees related to the configuration of the customer’s systems. Revenue from installation fees are deferred and recognized ratably over the customer’s contractual service period, generally three years. The Company performs periodic evaluations of its customer base and establishes allowances for estimated credit losses.

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed as incurred. The Company records its accrual for telecommunications charges based upon network services utilized at historical invoiced rates. Depreciation expense on the Company’s network equipment and amortization of developed technology are excluded from the Company’s cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in the condensed consolidated statement of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. SFAS 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been restated. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and in accordance with SFAS 123R for all awards granted or modified after January 1, 2006. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, the Company generally recognized no compensation cost for employee stock options. Refer to Note 7 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

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

For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset.  For the customer relationship intangible assets, the Company recognizes and measures impairment upon the significant loss of revenue from a customer. Included in amortization of intangibles expense for the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2006 is approximately $3.1 million and $0.1 million, respectively, in accelerated amortization on a portion of the Company’s customer relationship assets in connection with the loss of certain customers during those respective periods.  The Company has experienced revenue and transaction volume declines with a major customer during 2005 and 2006.  The customer relationship intangible asset assigned to this customer is approximately $23.1 million as of June 30, 2006.  The Company assessed the recoverability of this customer relationship intangible asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of June 30, 2006.

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

For the three and six months ended June 30, 2005, the Company’s effective tax rate was approximately 78.7% and 62.4%, respectively. For the three and six months ended June 30, 2006 the Company’s effective tax rate was approximately 32.9% and 24.1%, respectively.  The Company’s tax rate fluctuates from the U.S. Federal statutory tax rate of 34.0% as a result of losses in certain international jurisdictions and losses on equity method investments for which a valuation allowance has been established on the deferred tax assets created by such net losses. In addition, the majority of the Company’s operations in foreign countries that are generating pre-tax income are generally taxed at rates less than 34.0%.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position.

2.                                      Acquisitions and Long-term Investments

Acquisition of Connet-Ro

On December 13, 2005, the Company completed the acquisition of a Romanian company, SC Connet-Ro SRL (Connet-Ro) for a purchase price of $1.4 million, including direct acquisition costs of approximately $0.1 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141 “Business Combinations”. The purchase agreement allowed for additional consideration of up to $0.4 million to be paid, based upon the results of operations of Connet-Ro for the year ended December 31, 2005.  In May 2006, the Company made an additional payment of $0.2 million based upon the results of operations of Connet-Ro.  This contingent consideration has been allocated to the customer relationship intangible asset.

The purchase price was allocated, on a preliminary basis, as follows (in thousands):

Other current assets	$450
Property and equipment	294
Customer relationship	1,292
Non-compete agreements	125
Accounts payable, accrued expenses and other liabilities	(572)
Net assets acquired	$1,589

The amounts allocated to the customer relationship and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively.

Acquisition of CommsXL

On January 6, 2006, the Company completed the acquisition of two companies in the United Kingdom, CommsXL Services and CommsXL Limited (collectively, CommsXL). Pursuant to two separate purchase agreements, the Company paid approximately $11.7 million, including direct acquisition costs of approximately $0.3 million, for CommsXL. The Company purchased CommsXL to advance its end-to-end POS service offerings in the United Kingdom as well as to penetrate new vertical markets.

The purchase price for CommsXL was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$2,328
Property and equipment	70
Other assets	130
Customer relationships	6,578
Developed technology	1,835
Non-compete agreements	1,167
Goodwill	2,092
Deferred revenue	(993)
Accounts payable, accrued expenses and other liabilities	(1,221)
Net assets acquired	$11,986

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years, five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the six months ended June 30, 2006 include the operating results of these acquisitions from January 6, 2006.

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

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of three years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the six months ended June 30, 2006 include the operating results of this acquisition from March 1, 2006.

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

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years, five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the six months ended June 30, 2006 include the operating results of this acquisition from March 1, 2006.

Way Systems Investment

In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. The Company owned 17.1 percent of Way’s total outstanding shares as of June 30, 2006. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of WAY through its representation on the WAY board of directors. Due to timing of the receipt of WAY’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag.

Summarized financial information for WAY is as follows (in thousands):

	December 31, 2005	June 30, 2006
		(unaudited)
Current assets	$12,473	$7,393
Non-current assets	743	869
Current liabilities	1,956	2,869
Non-current liabilities	—	—

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$1,033	$2,126	$1,423	$3,593
Gross profit	372	707	490	1,120
Net loss	(1,618)	(2,902)	(3,157)	(5,813)
Company’s equity in net loss	(332)	(518)	(635)	(1,053)

IP Commerce Investment

In January 2005, the Company made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. The Company purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which was payable on demand, no earlier than February 1, 2007. In March 2006, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. The Company owned 29.4 percent of IP Commerce’s total outstanding shares as of June 30, 2006. The Company is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag.

Summarized financial information for IP Commerce is as follows (in thousands):

	December 31, 2005	June 30, 2006
		(unaudited)
Current assets	$1,426	$4,443
Non-current assets	274	300
Current liabilities	258	659
Non-current liabilities	2,596	—

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$149	$—	$198	$—
Gross profit	149	—	198	—
Net loss	(830)	(1,418)	(1,321)	(2,855)
Company’s equity in net loss	(340)	(407)	(407)	(938)

3.             Long-term Debt

On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the May 4, 2005 Credit Facility) to finance the stock repurchase and to replace its prior senior secured credit facility (March 19, 2004 Credit Facility). The May 4, 2005 Credit Facility consists of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility), under which there were $6.0 million of borrowings as of June 30, 2006. The May 4, 2005 Credit Facility matures May 4, 2012. Payments on the Term B Loan are due in quarterly installments over the seven-year term, which began on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the Term B Loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve-month period until paid in full and then applied to the term loan in inverse order of maturity. As of June 30, 2006 total remaining payments on the Term B Loan are as follows (in thousands):

Six months ending December 31, 2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	112,848
$119,448

For the three months ended June 30, 2006, borrowings on the New Revolving Credit Facility and the Term B Loan bore interest at a rate of 2.0 percent over the LIBOR rate (7.4 percent as of June 30, 2006). Thereafter, if the Company achieves a leverage ratio of less than 1.75, the borrowings on the New Revolving Credit Facility and the Term B Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. The Company’s leverage ratio as of June 30, 2006 was 1.95 to 1.0. The New Revolving Credit Facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on the Company’s leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, quarterly, semi-annually or annually at the Company’s option.

The terms of the May 4, 2005 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of June 30, 2006, the Company was required to maintain a leverage ratio of less than 2.55 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the May 4, 2005 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the May 4, 2005 Credit Facility as of June 30, 2006.

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

4.             Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income (loss)	$251	$(930)	$1,705	$(1,397)
Foreign currency translation adjustments	(1,360)	1,276	(2,171)	1,380
Total comprehensive (loss) income	$(1,109)	$346	$(466)	$(17)

5.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three and six months ended June 30, 2006, the treasury stock effect of options to purchase 1,890,484 shares of common stock and 489,423 restricted stock units were not included in the computation of diluted loss per common share as their effect would have been anti-dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$251	$(930)	$1,705	$(1,481)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	84
Net income (loss)	$251	$(930)	$1,705	$(1,397)
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,157,435	24,093,752	26,072,053	24,042,340
Treasury stock effect of unvested restricted stock units	280,985	—	296,020	—
Treasury stock effect of options	91,028	—	77,344	—
Diluted weighted average common shares outstanding	24,529,448	24,093,752	26,445,417	24,042,340
Net income (loss) per common share:
Basic income (loss) per common share	$0.01	$(0.04)	$0.07	$(0.06)
Diluted income (loss) per common share	$0.01	$(0.04)	$0.06	$(0.06)

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

Management evaluates the North American and ISD performance on EBITDA before stock compensation expense because operating expenses are distinguishable between North American and ISD operations. The Company defines EBITDA before stock compensation expense as income from operations before depreciation, amortization and stock compensation expense. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for significant noncash items. The Company’s definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities. Assets are not segregated between reportable segments, and management does not use asset information by segments to evaluate segment performance. As such, no information is presented related to fixed assets by reportable segment and capital expenditures for each segment.

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
POS	$22,113	$21,422	$45,272	$40,214
TSD	11,213	16,725	21,250	31,554
FSD	7,735	8,629	15,042	17,001
ISD	24,293	25,884	46,922	49,799
Total revenues	$65,354	$72,660	$128,486	$138,568

EBITDA before stock compensation expense for North American and ISD operations is reflected below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

EBITDA before stock compensation expense:
North America	$9,261	$5,687	$18,456	$12,290
ISD	8,680	8,207	15,877	15,229
Total EBITDA before stock compensation expense	$17,941	$13,894	$34,333	$27,519

EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
EBITDA before stock compensation expense	$17,941	$13,894	$34,333	$27,519
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(12,213)	(10,692)	(23,341)	(20,649)
Stock compensation expense	(544)	(1,854)	(1,034)	(3,289)
Interest expense	(3,228)	(2,288)	(4,039)	(4,319)
Interest income and other (expense) income, net	(60)	478	(248)	786
Income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, net of tax provision	$1,896	$(462)	$5,671	$48

Goodwill and identifiable intangible assets, net are located in the following reporting segments (in thousands):

	December 31, 2005	June 30, 2006
POS	$134,887	$135,233
TSD	4,479	5,454
FSD	25,272	24,259
ISD	27,755	37,571
Total goodwill and identifiable intangible assets, net	$192,393	$202,517

Geographic Information

The Company sells its services through foreign subsidiaries in Australia, Austria, Bermuda, Canada, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
North America	$41,061	$46,776	$81,564	$88,770
Europe	21,640	22,807	41,493	43,986
Asia-Pacific	2,653	3,077	5,429	5,812
Total revenues	$65,354	$72,660	$128,486	$138,568

Revenues from the Company’s subsidiaries in the United Kingdom were $14.8 million and $28.6 million for the three and six months ended June 30, 2005, respectively.  Revenues from the Company’s subsidiaries in the United Kingdom were $14.2 million and $27.9 million for the three and six months ended June 30, 2006, respectively.

The Company’s long-lived assets including goodwill and identifiable intangible assets, net were located as follows (in thousands):

	December 31, 2005	June 30, 2006
North America	$219,163	$225,159
Europe	37,717	47,615
Asia-Pacific	4,447	4,319
Total long-lived assets	$261,327	$277,093

7.                                           Stock-Based Compensation

As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. The following table sets forth total stock-based compensation expense recognized in the condensed consolidated statement of operations related to stock options and restricted stock units (in thousands except per share amounts):
	Three months ended June 30, 2006	Six months ended June 30, 2006
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, as reported	$(1,854)	$(3,289)
Income tax benefit from stock-based compensation expense	742	1,316
Income from continuing operations before cumulative effect of a change in accounting principle	(1,112)	(1,973)
Cumulative effect of a change in accounting principle, net of tax provision	—	84
Net loss	$(1,112)	$(1,889)
Earnings per share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

Prior to the adoption of SFAS 123R, the Company did not make estimates for forfeitures and recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. Upon adoption of SFAS 123R on January 1, 2006, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards for which stock-based compensation was recorded in the Company’s financial statements prior to January 1, 2006. During the three and six months ended June 30, 2006, the Company capitalized approximately $0.1 million and $0.2 million, respectively, of stock-based compensation costs for employees working on capitalized software development projects.

As permitted by SFAS 123, during 2005 the Company followed APB Opinion No. 25 under which share-based payments to employees were accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company’s pro forma information for the three and six months ended June 30, 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options and restricted stock awards recognized over their requisite service period, is as follows (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$251	$1,705
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	326	620
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(806)	(1,537)
Pro forma net (loss) income	$(229)	$788
Basic net income per common share, as reported	$0.01	$0.07
Diluted net income per common share, as reported	$0.01	$0.06
Pro forma basic and diluted net (loss) income per common share	$(0.01)	$0.03

Details of the Company’s stock-based compensation plans are discussed below.

Stock-Based Compensation Plans

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

Stock Options

The fair value for stock options granted during the periods were estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended June 30,
	2005 (a)	2006
Expected life	4 years	5 years
Risk-free interest rate	3.0%	4.9%
Volatility	50%	49%
Dividend yield	0.0%	0.0%

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

A summary of time-vested option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,488,570	$19.78
Granted	467,495	20.69
Exercised	(16,758)	19.13
Canceled	(48,823)	20.33
Outstanding at June 30, 2006	1,890,484	$20.00	8 years	$1,435
Exercisable at June 30, 2006	805,095	$19.76	7 years	$847

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $10.44. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was approximately $25,000. As of June 30, 2006, there was a total of $9.4 million of deferred compensation cost related to time-vested stock options, which is expected to be recognized over a weighted average period of approximately three years.

During the three and six months ended June 30, 2006 the Company received approximately $0.2 million and $0.3 million in cash proceeds related to the exercise of stock options, respectively. In addition the Company realized total tax benefits from stock option exercises of approximately $6,000 for the six months ended June 30, 2006, respectively, which were recorded as additions to additional paid-in capital in the condensed consolidated balance sheets. The adoption of SFAS 123R also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

Performance-Based Stock Options

Performance-based stock options are tied to the Company’s annual performance against pre-established internal budget targets for revenues and EBITDA before stock compensation expense.  Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based upon the Company’s actual performance over the fiscal year.  The fair value for stock options granted during the period was estimated at the grant date using the Black Schole’s option pricing model as described above.  Compensation cost initially recognized assumes the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date.

A summary of performance-based stock options outstanding as of June 30, 2006, and changes during the six months then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	—	$—
Granted(1)	330,250	20.56
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2006(1)	330,250	$20.56	10 years	$43
Exercisable at June 30, 2006	—	—	—	$—
Expected to vest at June 30, 2006	103,446	$20.56	10 years	$13

(1)             Based on 100% of the target payout

The weighted average grant date fair value of performance-based options granted during the six months ended June 30, 2006 was $9.16.  As of June 30, 2006, there was a total of $0.9 million of deferred compensation cost related to performance-based options expected to vest, which is expected to be recognized over a weighted average period of approximately four years.

Time-Vested Restricted Stock Units

A summary of the status of the Company’s time-vested restricted stock units as of June 30, 2006, and changes during the six months then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2006	439,316	$20.52
Granted	175,999	20.47
Vested	(113,679)	19.98
Forfeited	(12,213)	21.28
Non-vested at June 30, 2006	489,423	$20.61

The total fair value of shares vested (measured as of the vesting date) during the six months ended June 30, 2006 was $2.3 million. As of June 30, 2006, there was $8.6 million of deferred compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately three years.

Performance-Based Restricted Stock Units

Performance-based restricted stock units are tied to the Company’s annual performance against pre-established internal budget targets for revenues and EBITDA before stock compensation expense.  Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based upon the Company’s actual performance over the fiscal year.  The fair value is based on the market price of the Company’s stock on the date of grant.  Compensation cost initially recognized assumes the target payout level will be achieved and is adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date.

A summary of performance-based restricted stock units outstanding as of June 30, 2006, and changes during the six months then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted-average grant-date fair value
Balance at January 1, 2006	—	$—
Granted(1)	113,029	20.56
Vested	—	—
Forfeited	—	—
Balance at June 30, 2006(1)	113,029	$20.56
Expected to vest at June 30, 2006	35,398	$20.56

(1)             Based on 100% of the target payout

As of June 30, 2006, there was approximately $0.7 million of deferred compensation cost related to performance-based restricted stock units expected to vest, which is expected to be recognized over a weighted average period of approximately four years.

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

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by $4.4 million. In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million.  Based on this written confirmation, the Company reduced its liability for this matter by $4.3 million during the first quarter of 2005.  In July 2005, the Company entered into an agreement with that state’s Department of Revenue to settle the outstanding liability for $0.8 million and concurrently entered into an agreement with a customer to reimburse the Company for $0.5 million of the settlement amount.  Based on these final executed settlements, the Company reduced its net liability for this matter by $1.5 million during the three months ended June 30, 2005. This $1.5 million and $5.8 million reduction in the liability, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for three and six months ended June 30, 2005. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company. Included in net income in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2005 is a $0.9 million benefit, or $0.04 per share, related to the state sales tax settlement, net of related tax provision described above.  Included in net income in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005 is a net $1.5 million benefit, or $0.06 per share, related to the legal settlement and reduced state sales tax assessment described above.

The Company and John J. McDonnell, Jr., the Company’s Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Financial Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”).  The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia.  Plaintiff claims that the Registration Statement filed in connection with the Secondary Offering negligently failed to disclose that (1) TNS’ agreement with the Pepsi Bottling Group, Inc. (“Pepsi”) to provide cashless vending to Pepsi had been delayed beyond August 7, 2005; (2) TNS was generating less revenues and income than it had anticipated from its contract with the Royal Bank of Scotland (“RBS”), because RBS purportedly had overstated the number of transactions that TNS would be responsible for processing for RBS; and (3) TNS’ International Services Division was experiencing declining revenues during that time period because of unfavorable foreign exchange rates.  TNS filed a motion to dismiss the lawsuit on July 14, 2006. The Plaintiff filed its memorundum in oposition to TNS’ motion to dismiss on August 4, 2006. The Court has yet to rule on the motion to dismiss.  This action is in the preliminary phase; thus the timing and course of the litigation are not predictable, and, as a result, management cannot estimate a range of possible loss and has therefore not recognized a liability for this expense.  However, TNS intends to take appropriate steps to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS. During the six months ended June 30, 2006, the Company accrued legal costs of approximately $0.5 million, representing management’s estimate of the probable legal costs to defend itself in this matter. These legal costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006.

The Company and the members of its Board of Directors also are defendants in a putative shareholder class action lawsuit that seeks to enjoin the non-binding proposal announced on March 13, 2006 from senior management of the Company to acquire all outstanding shares of the Company.  Paul Schwartz, purportedly on behalf of himself and others similarly situated, filed the lawsuit captioned Schwartz v. TNS, Inc., et al., C.A. No. 2000-N, on March 13, 2006 in Delaware Chancery Court for New Castle County.  The plaintiff alleges that injunctive relief is necessary because the Company and the members of the Board of Directors allegedly breached their fiduciary duties to TNS shareholders by allegedly causing the Company to negotiate for the sale of TNS at an unfair price, depriving TNS’ public shareholders of the maximum value to which they purportedly are entitled.  The plaintiff further alleges that members of the Board of Directors also breached their fiduciary duties by allegedly not taking adequate measures to ensure that the interests of TNS’ public shareholders are properly protected, as the terms of the proposed transaction allegedly are grossly unfair to the shareholders.  On April 3, 2006, the plaintiff and the defendants entered into a letter agreement that provides the defendants with an open-ended extension of time to answer or otherwise respond to the plaintiff’s complaint, and holds discovery and other matters in the case in abeyance pending an agreement on a management buy-out proposal or other form of transaction.  This action is in the preliminary phase; thus the timing and course of the litigation are not predictable, and, as a result, management cannot estimate a range of possible loss.  However, TNS intends to take appropriate actions to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS.  No amounts have been accrued related to this case in the condensed consolidated financial statements for the six months ended June 30, 2006, as management cannot yet estimate the future legal costs to defend against this lawsuit or potential damages, if any, that will be incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K dated March 16, 2006 and amended July 21, 2006, as filed with the SEC, and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s ability to identify, execute or effectively integrate acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K dated March 16, 2006 and amended July 21, 2006, as filed with the SEC. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

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

•                     International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides services in Australia, Austria, Bermuda, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand through subsidiaries located in these countries. Additionally, through these international subsidiaries, we also provide services to customers located in Belgium, Finland, Gibraltar, Hong Kong, Mexico, Norway and Singapore.

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

Long-term Investments

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. In July 2005, we made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, we exercised our right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. We owned 17.1 percent of WAY’s total outstanding shares as of June 30, 2006. We are accounting for our investment under the equity method of accounting as we have significant influence over the financing and operating activities of WAY through its representation on WAY’s board of directors. Due to timing of the receipt of WAY’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the three and six months ended June 30,2006, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in WAY of approximately $0.5 million and $1.1 million, respectively.  For the three and six months ended June 30,2005, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in WAY of approximately $0.3 million and $0.6 million, respectively.

In January 2005, we made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007. In March 2006, we exercised our right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. We owned approximately 29.4 percent of IP Commerce’s total outstanding shares as of June 30, 2006. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the three and six months ended June 30, 2006, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in IP Commerce of approximately $0.4 million and $0.9 million, respectively. For the three and six months ended June 30, 2005, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in IP Commerce of approximately $0.3 million and $0.4 million, respectively.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues	$65,354	$72,660	$128,486	$138,568
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,966	37,127	61,196	70,184
Engineering and development	4,034	5,501	7,940	10,036
Selling, general, and administrative	12,957	17,992	26,051	34,118
Depreciation and amortization of property and equipment	4,964	5,346	9,827	10,373
Amortization of intangible assets	7,249	5,346	13,514	10,276
Total operating expenses	60,170	71,312	118,528	134,987
Income from operations	5,184	1,348	9,958	3,581
Interest expense	(3,228)	(2,288)	(4,039)	(4,319)
Interest income and other (expense) income, net	(60)	478	(248)	786
Income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	1,896	(462)	5,671	48
Income tax (provision) benefit	(929)	456	(2,834)	469
Equity in net loss of unconsolidated affiliates	(716)	(924)	(1,132)	(1,998)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	84
Net income (loss)	251	(930)	1,705	(1,397)

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues. Total revenues increased $7.3 million, or 11.2%, to $72.7 million for the three months ended June 30, 2006, from $65.4 million for the three months ended June 30, 2005. We generate revenues through four business divisions.

POS division. Revenues from the POS division decreased $0.7 million, or 3.1%, to $21.4 million for the three months ended June 30, 2006, from $22.1 million for the three months ended June 30, 2005. The $0.7 million decrease in POS revenues resulted from a decline in revenue per transaction, partially offset by an increase in transaction volumes. POS transaction volumes increased 6.0% to 1.6 billion transactions for the three months ended June 30, 2006, from 1.5 billion transactions for the three months ended June 30, 2005. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will continue to decrease and, depending upon the number of transactions we transport, our POS revenues may decrease.

International services division. Revenues from the international services division increased $1.6 million, or 6.6%, to $25.9 million for the three months ended June 30, 2006, from $24.3 million for the three months ended June 30, 2005. The increase was primarily due to additional revenues generated from our POS customers in Central Europe and Australia, which were partially offset by the unfavorable impact of foreign exchange. Revenues from our U.K. subsidiaries decreased $0.6 million, or 4.1%, to $14.2 million for the three months ended June 30, 2006, from $14.8 million for the three months ended June 30, 2005. Revenues from our Irish subsidiaries increased $0.7 million, or 48.0%, to $2.1 million for the three months ended June 30, 2006, from $1.4 million for the three months ended June 30, 2005. The decrease and increase in revenues in the U.K. and Ireland, respectively, is primarily attributable to the transfer of a customer contract from a U.K. subsidiary to an Irish subsidiary.

Telecommunication services division. Revenues from the telecommunication services division increased $5.5 million, or 49.2%, to $16.7 million for the three months ended June 30, 2006, from $11.2 million for the three months ended June 30, 2005. Included in telecommunications services division revenues for the three months ended June 30, 2006 and 2005 were approximately $2.4 million and $0.1 million, respectively, of pass-through revenues. Excluding the increase in pass-through revenues, the growth in revenues was primarily due to increased usage of our database access and call signaling services from new and existing customers.

Financial services division. Revenues from the financial services division increased $0.9 million, or 11.6%, to $8.6 million for the three months ended June 30, 2006, from $7.7 million for the three months ended June 30, 2005. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Cost of network services. Cost of network services increased $6.2 million, or 19.9%, to $37.1 million for the three months ended June 30, 2006, from $31.0 million for the three months ended June 30, 2005. Cost of network services were 51.1% of revenues for the three months ended June 30, 2006, compared to 47.4% of revenues for the three months ended June 30, 2005. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services. Gross profit represented 48.9% of total revenues for the three months ended June 30, 2006, compared to 52.6% for the three months ended June 30, 2005.  Excluding the incremental $2.3 million of pass-through revenues in the telecommunications services division, our gross margin would have been 50.5% for the three months ended June 30, 2006.  The decrease in gross profit as a percentage of total revenues resulted primarily from increased contribution of our telecommunication services division, our lowest gross margin division.

Future cost of network services depends on a number of factors including total transaction and query volume, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost reductions or increases. In addition, any significant loss or significant reduction in transaction volumes could lead to a decline in gross margin since significant portions of our network costs are fixed costs.

Engineering and development expense. Engineering and development expense increased $1.5 million, or 36.4%, to $5.5 million for the three months ended June 30, 2006, from $4.0 million for the three months ended June 30, 2005. Engineering and development expense represented 7.6% of revenues for the three months ended June 30, 2006 and 6.2% of revenues for the three months ended June 30, 2005. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion and new product offerings in the TSD and POS division and to a lesser extent from an increase in stock-based compensation expense of approximately $0.4 million, primarily as a result of the adoption of SFAS 123R on January 1, 2006 and approximately $0.2 million of severance expense.

Selling, general and administrative expense. Selling, general and administrative expense increased $5.0 million, or 38.9%, to $18.0 million for the three months ended June 30, 2006, from $13.0 million for the three months ended June 30, 2005. Selling, general and administrative expense represented 24.8% of revenues for the three months ended June 30, 2006, compared to 19.8% of revenues for the three months ended June 30, 2005. Included in selling, general and administrative expenses for the three months ended June 30, 2006 is a $0.5 million charge for legal expenses incurred by the special committee of the board of directors. Included in selling, general, and administrative expenses for the three months ended June 30, 2005 is a $1.5 million benefit from a state sales tax liability settlement and approximately $0.3 million of severance expense. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division as well as new product offerings in our TSD and POS divisions and to a lesser extent from an increase in stock-based compensation expense primarily as a result of the adoption of SFAS 123R on January 1, 2006.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.4 million, or 7.7%, to $5.3 million for the three months ended June 30, 2006, from $5.0 million for the three months ended June 30, 2005. Depreciation expense increased primarily due to an increase in capital expenditures to support our revenue growth. Depreciation and amortization of property and equipment represented 7.4% of revenues for the three months ended June 30, 2006, compared to 7.6% of revenues for the three months ended June 30, 2005.

Amortization of intangible assets. Amortization of intangible assets decreased $1.9 million, or 26.3%, to $5.3 million for the three months ended June 30, 2006, from $7.2 million for the three months ended June 30, 2005. The amortization of intangible assets for the three months ended June 30, 2006 and 2005 relates solely to the intangible assets resulting from acquisitions. Included in amortization of intangibles expense for the three months ended June 30, 2006 and 2005 is approximately $0.1 million and $3.1 million, respectively, in accelerated amortization on a portion of our customer relationship assets in connection with the loss of certain customers during those respective periods.  Excluding these items, the increase was primarily attributable to the additional amortization resulting from acquisitions completed during 2005 and 2006. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2006 and thereafter. The intangible asset value attributable to this customer relationship was approximately $23.1 million as of June 30, 2006. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of June 30, 2006.

Interest expense. Interest expense decreased $0.9 million to $2.3 million for the three months ended June 30, 2006, from $3.2 million for the three months ended June 30, 2005. Included in interest expense for the six months ended June 30, 2005 is approximately $1.1 million related to the write-off of deferred financing costs in connection with the termination of our 2004 senior secured credit facility.

Interest and other income (expense), net. Interest and other income (expense), net was $0.5 million for the three months ended June 30, 2006 compared to expense of $60,000 for the three months ended June 30, 2005. Included in other income (expense), net for the three months ended June 30, 2006 is a gain on foreign currency translation of approximately $0.3 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a loss on foreign currency translation of $0.2 million for the three months ended June 30, 2005.

Income tax benefit (provision). For the three months ended June 30, 2006, our income tax benefit was $0.5 million compared to an income tax provision of $0.9 million for the three months ended June 30, 2005. Our effective tax rate for the three months ended June 30, 2006 is 32.9% versus the U.S. Federal statutory tax rate of 34.0%, due primarily to lower tax rates in certain international jurisdictions in which we have operations and losses in certain jurisdictions and our equity method investments that are not being benefited.

 Equity in net loss of unconsolidated affiliates. For the three months ended June 30, 2006, our equity in net loss of unconsolidated affiliates was $0.9 million compared to $0.7 million for the three months ended June 30, 2005. The increase was due to additional losses recorded on our equity method investments, primarily relating to our investments in Way Systems, Inc. and IP Commerce, Inc. As of June 30, 2006, we had $4.1 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2006, and we may continue to incur losses on them thereafter.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues.  Total revenues increased $10.1 million, or 7.8%, to $138.6 million for the six months ended June 30, 2006, from $128.5 million for the six months ended June 30, 2005. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $5.1 million, or 11.2%, to $40.2 million for the six months ended June 30, 2006, from $45.3 million for the six months ended June 30, 2005. The $5.1 million decrease in POS revenues resulted primarily from a decline in the average revenue per transaction and to a lesser extent a decrease in transaction volumes.  POS transaction volumes decreased 4.1% to 2.9 billion transactions for the six months ended June 30, 2006, from 3.0 billion transactions for the six months ended June 30, 2005. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may decrease.

International services division.  Revenues from the international services division increased $2.9 million, or 6.1%, to $49.8 million for the six months ended June 30, 2006, from $46.9 million for the six months ended June 30, 2005. The increase was primarily due to additional revenues generated from our POS customers in Ireland, Central Europe and Australia which was partially offset by the unfavorable impact of foreign exchange. Revenues from our U.K. subsidiary decreased $0.7 million, or 2.6%, to $27.9 million for the six months ended June 30, 2006, from $28.6 million for the six months ended June 30, 2005.  Excluding the negative impact of foreign exchange rates, revenues from our U.K. subsidiaries would have increased $0.6 million, or 2.1%.

Telecommunication services division.  Revenues from the telecommunication services division increased $10.3 million, or 48.5%, to $31.6 million for the six months ended June 30, 2006, from $21.3 million for the six months ended June 30, 2005. Included in telecommunications services revenues for the six months ended June 30, 2006 and 2005 were approximately $3.7 million and $0.2 million, respectively, of pass-through revenues. Excluding the increase in pass-through revenues the growth in revenues was primarily due to increased usage of our database access and call signaling services from new and existing customers.

Financial services division.  Revenues from the financial services division increased $2.0 million, or 13.0%, to $17.0 million for the six months ended June 30, 2006, from $15.0 million for the six months ended June 30, 2005. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Cost of network services.  Cost of network services increased $9.0 million, or 14.7%, to $70.2 million for the six months ended June 30, 2006, from $61.2 million for the six months ended June 30, 2005. Cost of network services were 50.6% of revenues for the six months ended June 30, 2006, compared to 47.6% of revenues for the six months ended June 30, 2005. The increase in cost of network services resulted primarily from higher usage charges from our TSD, FSD and ISD services partially offset by lower usage charges from decreased POS transactions. Gross profit represented 49.4% of total revenues for the six months ended June 30, 2006, compared to 52.4% for the six months ended June 30, 2005.  Excluding the incremental $3.5 million of pass-through revenues in the telecommunications services division, our gross margin would have been 50.6% for the six months ended June 30, 2006.  The decrease in gross profit as a percentage of total revenues resulted primarily from increased contribution of our telecommunication services division, our lowest gross margin division.

Future cost of network services depends on a number of factors including total transaction and query volume, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost reductions or increases. In addition, any significant loss or significant reduction in transaction volumes could lead to a decline in gross margin since significant portions of our network costs are fixed costs.

Engineering and development expense.  Engineering and development expense increased $2.1 million, or 26.4%, to $10.0 million for the six months ended June 30, 2006, from $7.9 million for the six months ended June 30, 2005. Engineering and development expense represented 7.2% of revenues for the six months ended June 30, 2006 and 6.2% of revenues for the six months ended June 30, 2005. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion and new product offerings in our TSD and POS division and to a lesser extent from an increase in stock-based compensation expense of approximately $0.4 million, primarily as a result of the adoption of SFAS 123R on January 1, 2006 and approximately $0.2 million of severance expense.

Selling, general and administrative expense.  Selling, general and administrative expense increased $8.1 million, or 31.0%, to $34.1 million for the six months ended June 30, 2006, from $26.1 million for the six months ended June 30, 2005. Selling, general and administrative expense represented 24.6% of revenues for the six months ended June 30, 2006, compared to 20.3% of revenues for the six months ended June 30, 2005. Included in selling, general and administrative expenses for the six months ended June 30, 2006 is a charge for legal expenses incurred by the special committee of our board of directors of approximately $0.6 million and a charge related to a reserve for litigation of approximately $0.5 million. Included in selling, general and administrative expenses for the six months ended June 30, 2005 is a charge related to a legal settlement of approximately $3.3 million and a benefit from a reduced state sales tax liability assessment of approximately $5.8 million and severance expense of approximately $0.9 million. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division as well as new product offerings in our TSD and POS divisions, and to a lesser extent, from an increase in stock-based compensation expense primarily as a result of the adoption of SFAS 123R on Jnuary 1, 2006.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $0.5 million to $10.4 million for the six months ended June 30, 2006, from $9.8 million for the six months ended June 30, 2005. Depreciation expense increased primarily due to an increase in capital expenditures to support our revenue growth.  Depreciation and amortization of property and equipment represented 7.5% of revenues for the six months ended June 30, 2006, compared to 7.7% of revenues for the six months ended June 30, 2005.

Amortization of intangible assets.  Amortization of intangible assets decreased $3.2 million, or 24.0%, to $10.3 million for the six months ended June 30, 2006, from $13.5 million for the six months ended June 30, 2005. The amortization of intangible assets for the six months ended June 30, 2006 and 2005 relates solely to the intangible assets resulting from acquisitions. In the six months ended June 30, 2006 and 2005, we accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers by $0.1 million and $3.1 million, respectively.  For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue.  Based on the outcome of our contract negotiations with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2006 and thereafter.  The intangible asset value attributable to this customer relationshipis approximately $23.1 million as of June 30, 2006.  We assessed the recoverability of this customer relationship asset based upon anticipated future cash flows and concluded that no impairment existed as of June 30, 2006.

Interest expense.  Interest expense increased $0.3 million to $4.3 million for the six months ended June 30, 2006, from $4.0 million for the six months ended June 30, 2005. Included in interest expense for the six months ended June 30, 2005 is approximately $1.1 million related to the write-off of deferred financing costs in connection with the termination of our 2004 senior secured credit facility.  Excluding this item, interest expense increased primarily from an increase in the level of our outstanding debt and an increase in the market interest rates.

Interest and other income (expense), net.  Interest and other income (expense), net was $0.8 million for the six months ended June 30, 2006 compared to expense of $0.2 million for the six months ended June 30, 2005. Included in other income (expense), net for the six months ended June 30, 2006 is a gain on foreign currency translation of approximately $0.5 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a loss on foreign currency translation of $0.6 million for the six months ended June 30, 2005.

Income tax benefit (provision).  For the six months ended June 30, 2006, our income tax benefit was $0.5 million compared to a provision of $2.8 million for the six months ended June 30, 2005. Our effective tax rate for the six months ended June 30, 2006 is 24.1% versus the U.S. Federal statutory tax rate of 34.0%, due primarily to lower tax rates in certain international jurisdictions in which we have operations and losses in certain jurisdictions and our equity method investments that are not being benefited.

Equity in net loss of unconsolidated affiliates.  For the six months ended June 30, 2006, our equity in net loss of unconsolidated affiliates was $2.0 million compared to $1.1 million for the six months ended June 30, 2005. The increase was due to additional losses recorded on our equity method investments, primarily relating to our investments in Way Systems, Inc. and IP Commerce, Inc. As of June 30, 2006, we had $4.1 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2006, and we may continue to incur losses on them thereafter.

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

Our operations provided us cash of $20.2 million for the six months ended June 30, 2006, which was attributable to a net loss of $1.4 million, depreciation, amortization and other non-cash charges of $25.4 million and an increase in working capital of $3.8 million. Our operations provided us cash of $23.0 million for the six months ended June 30, 2005, which was attributable to net income of $1.7 million, depreciation, amortization and other non-cash charges of $27.0 million and an increase in working capital of $5.8 million.

We used cash of $31.7 million in investing activities for the six months ended June 30, 2006, which includes capital expenditures of $11.9 million. In addition, we completed the acquisitions of CommsXL, InfiniRoute and Sonic. We used cash of $16.5 million in investing activities for the six months ended June 30, 2005, which includes capital expenditures of $10.1 million. In addition, we made investments for $0.8 million in WAY and $2.0 million in IP Commerce, and we purchased certain assets of FusionPoint for $3.5 million.

 We generated cash of $6.1 million from financing activities for the six months ended June 30, 2006, which includes $6.0 million of borrowings under our amended and restated senior secured credit facility, the proceeds of which were used to finance the stock and asset purchase from Sonic. We used cash of $6.1 million for financing activities for the six months ended June 30, 2005, which includes borrowings under our amended and restated senior secure credit facility, net of financing costs, of $165.2 million that were used to finance the purchase and retirement of 6,263,435 shares of our common stock at a price of $18.50 per share plus expenses for approximately $116.9 million and to repay $48.0 million of long-term debt under our March 19, 2004 credit facility.  In addition, we made long-term debt repayments of $3.3 million on our amended and restated senior secure credit facility and an additional $3.0 million on our March 19, 2004 credit facility.

Amended and Restated Senior Secured Credit Facility

On May 4, 2005, we entered into an amended and restated senior secured credit facility to finance the stock repurchase and to replace our 2004 senior secured credit facility. The amended and restated senior secured credit facility consists of a $165.0 million term loan and a revolving credit facility of $30.0 million, under which there were $6.0 million of borrowings as of June 30, 2006. The amended and restated senior secured credit facility matures May 4, 2012. Payments on the term loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve-month period until paid in full and then applied to the term loan in inverse order of maturity.

As of June 30, 2006, total remaining payments on the Term Loan are as follows (in thousands):

Six months ending December 31, 2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	112,848
$119,448

For the period through June 30, 2006, borrowings on the New Revolving Credit Facility and the term loan bore interest at a rate of 2.0 percent over the LIBOR rate (7.4 percent as of June 30, 2006). Thereafter, if we attain a leverage ratio of less than 1.75, the borrowings on the revolving credit facility and the term loan generally will bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. Our leverage ratio as of June 30, 2006 was 1.95 to 1.0. The revolving credit facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the fevolving credit facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, quarterly, semi-annual or annual at our option.

The terms of the amended and restated senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of June 30, 2006, we were required to maintain a leverage ratio of less than 2.55 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the amended and restated senior secured credit facility. The amended and restated senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the amended and restated senior secured credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the amended and restated senior secured revolving credit facility. The amended and restated senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and nonfinancial covenants of the amended and restated senior secured credit facility as of June 30, 2006.

Adoption of SFAS 123R

We adopted SFAS 123R following the modified prospective transition method effective January 1, 2006. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. The adoption of SFAS 123R reduced income from operations by approximately $1.9 million and basic and diluted earnings per share (“EPS”) by approximately $0.05 for the six months ended June 30, 2006. Stock-based compensation accounted for under SFAS 123R is expected to reduce income from operations and earnings per share by approximately $4.4 million and  $0.11, respectively, for the full year 2006. The current compensation structure, or changes therein, as well as any subsequent stock based compensation plan activity could result in an increase in the impact of SFAS 123R in 2006 and thereafter.

Prior to the adoption of SFAS 123R, we followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in its accounting for stock compensation and recorded stock based compensation based on the intrinsic value method. Stock compensation expense recognized in the six months ended June 30, 2005 reduced net income by approximately $0.6 million, related to restricted stock units. Prior to the adoption of SFAS 123R, we did not make estimates for forfeitures and recognized compensation cost assuming all restricted stock awards would vest and reversed compensation cost for forfeited awards when the awards were actually forfeited.  Upon adoption of SFAS 123R, we recorded a cumulative effect of a change in accounting principle, net of tax of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards.  As of June 30, 2006, the total compensation cost related to unvested stock options and restricted stock units that has not yet been recognized was approximately $19.6 million, which we expect to recognize over a weighted average period of approximately 3 years.

Refer to Note 7 of our Condensed Consolidated Financial Statements in Item 1 for a complete discussion of our stock-based compensation plans and the adoption of SFAS 123R.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2006, we had $119.4 million outstanding under our amended and restated senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on June 30, 2006 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.2 million to our annual interest expense.

As of June 30, 2006, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 20 countries outside of the U.S., including the United Kingdom, Australia, Austria, Bermuda, Canada, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the six months ended June 30, 2006, we recorded a gain on foreign currency transactions of approximately $0.5 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

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

Item 1A.                 Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005, except that, at June 30, 2006, the following additional risk factor has been added:

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

None.

Item 3.                          Default Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 16, 2006. The stockholders voted on the following matters as set forth in the proxy statement.

1. ELECTION OF DIRECTORS. The stockholders voted to elect five directors to a one-year term expiring at the annual meeting of stockholders in 2007. The voting tabulation for each nominee was as follows:

Director	Votes in Favor	Vote Withheld
John J. McDonnell, Jr.	19,239,291	97,490
John B. Benton	19,308,631	28,150
Stephen X. Graham	19,308,631	28,150
John V. Sponyoe	19,308,531	28,250
Jay E. Ricks	19,308,631	28,150

2. RATIFICATION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of Ernst & Young LLP as the Company's independent registered public accounting firm for the current fiscal year. The voting tabulation was as follows: 19,319,731 votes in favor of the ratification 6,200 against the ratification; and 10,850 abstentions.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

(10.1)	Management Agreement, dated as of June 12, 2006, by and between Transaction Network Services, Inc. and Heidi Goff.

(10.2)	2006 Annual Incentive Plan

(10.3)	2006 Executive Long-Term Incentive Plan

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)

Date: August 9, 2006	By:	/s/ JOHN J. MCDONNELL, JR.
John J. McDonnell, Jr. Chairman and Chief Executive Officer

Date: August 9, 2006	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Executive Vice President, Chief Financial Officer & Treasurer