Form 10-Q
period 2006-09-30
TNS INC
filed 2006-11-09
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

Commission File Number: 001-32033

TNS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4430020
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11480 Commerce Park Drive, Suite 600

Reston, VA 20191

(Address of principal executive offices)

(703) 453-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days   ☒   Yes   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐      Accelerated filer  ☒      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐   Yes     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of October 1, 2006
24,107,988 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,628	$12,435
Accounts receivable, net of allowance for doubtful accounts of $5,260 and $6,167, respectively	48,773	67,248
Prepaid expenses	4,407	5,139
Deferred tax assets	5,236	3,975
Other current assets	5,813	10,585
Total current assets	90,857	99,382
Property and equipment, net	52,448	56,924
Identifiable intangible assets, net	187,233	200,417
Goodwill	5,160	8,589
Other assets	16,486	17,761
Total assets	$352,184	$383,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,238
Accounts payable, accrued expenses and other current liabilities	46,933	54,475
Deferred revenue	10,810	15,574
Total current liabilities	57,743	71,287
Long-term debt, net of current portion	113,448	120,210
Other liabilities	3,147	9,380
Total liabilities	174,338	200,877

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 23,998,715 shares issued and 23,971,001 shares outstanding and 24,139,139 shares issued and 24,107,988 shares outstanding, respectively	24	24
Treasury stock, 27,714 shares and 31,151 shares, respectively	(517)	(586)
Additional paid-in capital	217,434	216,296
Accumulated deficit	(31,567)	(34,804)
Deferred stock compensation	(7,150)	—
Accumulated other comprehensive (loss) income	(378)	1,266
Total stockholders’ equity	177,846	182,196
Total liabilities and stockholders’ equity	$352,184	$383,073

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues	$64,836	$73,187	$193,321	$211,755
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,074	37,442	91,270	107,627
Engineering and development	3,813	5,269	11,753	15,305
Selling, general, and administrative	13,796	20,985	39,847	55,103
Depreciation and amortization of property and equipment	4,541	5,574	14,367	15,947
Amortization of intangible assets	4,249	5,459	17,763	15,735
Total operating expenses	56,473	74,729	175,000	209,717
Income (loss) from operations	8,363	(1,542)	18,321	2,038
Interest expense	(2,997)	(2,466)	(7,036)	(6,785)
Interest income	172	143	422	407
Other (expense) income, net	(22)	688	(521)	1,210
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	5,516	(3,177)	11,186	(3,130)
Income tax (provision) benefit	(2,085)	2,240	(4,919)	2,711
Equity in net loss of unconsolidated affiliates	(797)	(904)	(1,929)	(2,902)
Income (loss) before cumulative effect of a change in accounting principle	2,634	(1,841)	4,338	(3,321)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	84
Net income (loss)	$2,634	$(1,841)	$4,338	$(3,237)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.12	$(0.08)	$0.18	$(0.13)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—
Net income (loss)	$0.12	$(0.08)	$0.18	$(0.13)
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.12	$(0.08)	$0.17	$(0.13)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—
Net income (loss)	$0.12	$(0.08)	$0.17	$(0.13)
Basic weighted average common shares outstanding	22,040,253	24,105,525	24,703,641	24,063,633
Diluted weighted average common shares outstanding	22,631,624	24,105,525	25,110,688	24,063,633

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$4,338	$(3,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash and working capital items	29,117	27,990
Net cash provided by operating activities:	33,455	24,753
Cash flows from investing activities:
Purchases of property and equipment	(14,087)	(18,276)
Cash paid for business acquisitions, net of cash acquired	(4,059)	(27,824)
Investments in unconsolidated affiliates	(5,505)	—
Net cash used in investing activities:	(23,651)	(46,100)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	165,188	8,000
Repayment of long-term debt	(99,740)	—
Payment of long-term debt financing costs	(75)	(225)
Proceeds from stock option exercises, inclusive of tax benefit	1,554	351
Purchase of treasury stock	(511)	(69)
Purchase of common stock, inclusive of fees of $996	(116,869)	—
Proceeds from issuance of common stock, net	46,065	—
Net cash (used in) provided by financing activities:	(4,388)	8,057
Effect of exchange rates on cash and cash equivalents	(640)	(903)
Net increase (decrease) in cash and cash equivalents	4,776	(14,193)
Cash and cash equivalents, beginning of period	19,788	26,628
Cash and cash equivalents, end of period	$24,564	$12,435
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,543	$4,469
Cash paid for income taxes	$4,186	$7,821

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K dated March 16, 2006 and amended July 21, 2006 as filed with the SEC, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2005.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. SFAS 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been restated. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and in accordance with SFAS 123R for all awards granted or modified after January 1, 2006. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board (APB) Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, the Company generally recognized no compensation cost for employee stock options. Refer to Note 7 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

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

For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset.  For the customer relationship intangible assets, the Company recognizes and measures impairment upon the significant loss of revenue from a customer. Included in amortization of intangibles expense for the nine months ended September 30, 2005 and 2006 is approximately $3.1 million and $0.1 million, respectively, in accelerated amortization on a portion of the Company’s customer relationship assets in connection with the loss of certain customers during those respective periods.  The Company has experienced revenue and transaction volume declines with a major customer during 2005 and 2006.  The customer relationship intangible asset assigned to this customer is approximately $22.7 million as of September 30, 2006.  The Company assessed the recoverability of this customer relationship intangible asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of September 30, 2006.

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

For the three and nine months ended September 30, 2005, the Company’s effective tax rate was approximately 44.2% and 53.1%, respectively. For the three and nine months ended September 30, 2006 the Company’s effective tax rate was approximately 54.9% and 44.9%, respectively.  The Company’s tax rate fluctuates from the U.S. Federal statutory tax rate of 34.0% as a result of losses in certain international jurisdictions and losses on equity method investments for which a valuation allowance has been established on the deferred tax assets created by such net losses. In addition, the majority of the Company’s operations in foreign countries that are generating pre-tax income are generally taxed at rates less than 34.0%.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements. The Company is formulating an implementation plan that identifies and categorizes its uncertain tax positions and each position will be evaluated and assessed for recognition and measurement under the guidelines of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS 158 is effective for the Company as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

2.                                            Acquisitions and Long-term Investments

Acquisition of Connet-Ro

On December 13, 2005, the Company completed the acquisition of a Romanian company, SC Connet-Ro SRL (Connet-Ro) for an initial purchase price of $1.4 million, including direct acquisition costs of approximately $0.1 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141 “Business Combinations”. The purchase agreement allowed for additional consideration of up to $0.4 million to be paid, based upon the results of operations of Connet-Ro for the year ended December 31, 2005.  In May 2006, the Company made an additional payment of $0.2 million based upon the results of operations of Connet-Ro.  This contingent consideration has been allocated to the customer relationship intangible asset.

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

Acquisition of CommsXL

On January 6, 2006, the Company completed the acquisition of two companies in the United Kingdom, CommsXL Services and CommsXL Limited (collectively, CommsXL). Pursuant to two separate purchase agreements, the Company paid approximately $11.7 million, plus direct acquisition costs of approximately $0.3 million, for CommsXL. The Company purchased CommsXL to advance its end-to-end POS service offerings in the United Kingdom as well as to penetrate new vertical markets.

The purchase price for CommsXL was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$2,328
Property and equipment	70
Other assets	130
Customer relationships	6,578
Developed technology	1,835
Non-compete agreements	1,167
Goodwill	2,092
Deferred revenue	(993)
Accounts payable, accrued expenses and other liabilities	(1,221)
Net assets acquired	$11,986

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years, five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the nine months ended September 30, 2006 include the operating results of these acquisitions from January 6, 2006.

Acquisition of InfiniRoute Assets

On February 28, 2006, the Company acquired certain tangible and intangible assets from InfiniRoute Networks, Inc. (InfiniRoute) for a purchase price of approximately $2.5 million. The assets acquired include the right to provide TSD services under customer contracts, developed technology, certain fixed assets and a non-compete agreement. The Company purchased these assets to advance its TSD service offerings to enable traditional telecommunications carriers and next-generation service providers to interconnect directly over Internet Protocol (IP) packet networks, reducing the cost and complexity associated with these interconnections.

The purchase price for the InfiniRoute assets was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$272
Property and equipment	764
Customer relationships	696
Developed technology	695
Non-compete agreements	109
Net assets acquired	$2,536

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of three years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the nine months ended September 30, 2006 include the operating results of this acquisition from March 1, 2006.

Acquisition of Sonic Assets

On March 13, 2006, the Company acquired certain tangible and intangible assets from Sonic Global PTY Ltd. (Sonic) and all of the capital stock of a subsidiary of Sonic for a purchase price of approximately $6.0 million, plus direct acquisition costs of approximately $0.1 million. The assets acquired include the right to provide POS services under customer contracts, developed technology, certain fixed assets and non-compete agreements. The Company purchased these assets to enhance its end-to-end POS service offerings.

The purchase price for the Sonic assets was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$251
Property and equipment	41
Customer relationships	3,257
Developed technology	1,334
Non-compete agreements	634
Goodwill	1,111
Deferred revenue	(430)
Accounts payable, accrued expenses and other liabilities	(128)
Net assets acquired	$6,070

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years, five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the nine months ended September 30, 2006 include the operating results of this acquisition from March 1, 2006.

JPG Telecom, SAS Acquisition

On September 8, 2006, the Company acquired all of the outstanding shares of JPG Telecom, SAS (JPG), a French telecommunications provider to the POS market, for a purchase price of $8.3 million, plus direct acquisition costs of approximately $0.2 million.  The Company purchased JPG primarily to increase its market share of the French POS market.

The purchase price for JPG was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$493
Accounts receivable	2,808
Customer relationships	10,876
Non-compete agreements	679
Deferred tax liability	(3,813)
Accounts payable, accrued expenses and other liabilities	(2,530)
Net assets acquired	$8,513

The amounts allocated to the customer relationships and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the nine months ended September 30, 2006 include the operating results of this acquisition from September 1, 2006.

Way Systems Investment

In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. The Company owned 17.1 percent of WAY’s total outstanding shares as of September 30, 2006. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of WAY through its representation on the WAY board of directors. Due to timing of the receipt of WAY’s financial statements, the Company is accounting for the loss in this equity method investment on a one-month lag.

Summarized financial information for WAY is as follows (in thousands):

	December 31, 2005	September 30, 2006
		(unaudited)
Current assets	$12,473	$7,029
Non-current assets	743	822
Current liabilities	1,956	2,881
Non-current liabilities	—	2,500

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$1,178	$2,282	$2,601	$5,875
Gross profit	454	859	943	1,979
Net loss	(1,913)	(2,099)	(4,995)	(8,722)
Company’s equity in net loss	$(355)	$(487)	$(990)	$(1,540)

IP Commerce Investment

In January 2005, the Company made an investment in IP Commerce, a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. The Company purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which was payable on demand, no earlier than February 1, 2007. In March 2006, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. The Company owned 27.2 percent of IP Commerce’s total outstanding shares as of September 30, 2006. The Company is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, the Company is accounting for the loss in this equity method investment on a one-month lag.

Summarized financial information for IP Commerce is as follows (in thousands):

	December 31, 2005	September 30, 2006
		(unaudited)
Current assets	$1,426	$2,975
Non-current assets	274	424
Current liabilities	258	785
Non-current liabilities	2,596	—

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$198	$—
Gross profit	—	—	198	—
Net loss	(792)	(1,458)	(2,113)	(4,313)
Company’s equity in net loss	$(419)	$(400)	$(826)	$(1,338)

3.             Long-term Debt

On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the May 4, 2005 Credit Facility) to finance the stock repurchase and to replace its prior senior secured credit facility (March 19, 2004 Credit Facility). The May 4, 2005 Credit Facility consists of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (New Revolving Credit Facility), under which there were $8 million of borrowings as of September 30, 2006. The May 4, 2005 Credit Facility matures May 4, 2012. Payments on the Term B Loan are due in quarterly installments over the seven-year term, which began on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the Term B Loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve-month period until paid in full and then applied to the term loan in inverse order of maturity.

As of September 30, 2006, total remaining payments on the Term B Loan are as follows (in thousands):

Three months ending December 31, 2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	114,848
$121,448

For the three months ended September 30, 2006, borrowings on the New Revolving Credit Facility and the Term B Loan bore interest at a rate of 2.0 percent over the LIBOR rate (7.4 percent as of September 30, 2006). Thereafter, if the Company achieves a leverage ratio of less than 1.75, the borrowings on the New Revolving Credit Facility and the Term B Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. The Company’s leverage ratio as of September 30, 2006 was 2.0 to 1.0. The New Revolving Credit Facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on the Company’s leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, quarterly, semi-annually or annually at the Company’s option.

The terms of the May 4, 2005 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of September 30, 2006, the Company was required to maintain a leverage ratio of less than 2.4 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains nonfinancial covenants that restrict some of the

Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the May 4, 2005 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and nonfinancial covenants of the May 4, 2005 Credit Facility as of September 30, 2006.

In connection with the closing of the May 4, 2005 Credit Facility, the Company incurred approximately $2.7 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the May 4, 2005 Credit Facility. In connection with the termination of the March 19, 2004 Credit Facility in May 2005, the Company wrote—off approximately $1.1 million in unamortized deferred financing costs related to the March 19, 2004 Credit Facility. Such write—off has been included in interest expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2005.

4.                                        Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income (loss)	$2,634	$(1,841)	$4,338	$(3,237)
Foreign currency translation adjustments	(426)	264	(2,597)	1,644
Total comprehensive income (loss)	$2,208	$(1,577)	$1,741	$(1,593)

5.                                        Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three and nine months ended September 30, 2006, the treasury stock effect of options to purchase 1,824,537 shares of common stock and 447,868 restricted stock units was not included in the computation of diluted loss per common share as the effect would have been anti-dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$2,634	$(1,841)	$4,338	$(3,321)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	84
Net income (loss)	$2,634	$(1,841)	$4,338	$(3,237)
Weighted average common share calculation:
Basic weighted average common shares outstanding	22,040,253	24,105,525	24,703,641	24,063,633
Treasury stock effect of unvested restricted stock units	437,541	—	343,725	—
Treasury stock effect of options	153,830	—	63,322	—
Diluted weighted average common shares outstanding	22,631,624	24,105,525	25,110,688	24,063,633
Net income (loss) per common share:
Basic income (loss) per common share	$0.12	$(0.08)	$0.18	$(0.13)
Diluted income (loss) per common share	$0.12	$(0.08)	$0.17	$(0.13)

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
POS	$21,109	$21,726	$66,380	$61,940
TSD	11,864	15,503	33,114	47,057
FSD	8,032	8,828	23,074	25,830
ISD	23,831	27,130	70,753	76,928
Total revenues	$64,836	$73,187	$193,321	$211,755

EBITDA before stock compensation expense for North American and ISD operations is reflected below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006

EBITDA before stock compensation expense:
North America	$8,552	$1,721	$27,008	$14,010
ISD	9,356	10,282	25,232	25,512
Total EBITDA before stock compensation expense	$17,908	$12,003	$52,240	$39,522

EBITDA before stock compensation expense differs from income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
EBITDA before stock compensation expense	$17,908	$12,003	$52,240	$39,522
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(8,790)	(11,033)	(32,130)	(31,682)
Stock compensation expense	(755)	(2,512)	(1,789)	(5,802)
Interest expense	(2,997)	(2,466)	(7,036)	(6,785)
Interest income and other (expense) income, net	150	831	(99)	1,617
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, net of tax provision	$5,516	$(3,177)	$11,186	$(3,130)

Goodwill and identifiable intangible assets, net are located in the following reporting segments (in thousands):

	December 31, 2005	September 30, 2006
POS	$134,887	$132,158
TSD	4,479	5,172
FSD	25,272	23,719
ISD	27,755	47,957
Total goodwill and identifiable intangible assets, net	$192,393	$209,006

Geographic Information

The Company sells its services through foreign subsidiaries in Australia, Austria, Bermuda, Canada, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
North America	$41,005	$46,057	$122,568	$134,826
Europe	21,110	24,162	62,603	68,148
Asia-Pacific	2,721	2,968	8,150	8,781
Total revenues	$64,836	$73,187	$193,321	$211,755

Revenues from the Company’s subsidiaries in the United Kingdom were $13.8 million and $42.4 million for the three and nine months ended September 30, 2005, respectively.  Revenues from the Company’s subsidiaries in the United Kingdom were $15.3 million and $43.2 million for the three and nine months ended September 30, 2006, respectively.

The Company’s long-lived assets including goodwill and identifiable intangible assets, net were located as follows (in thousands):

	December 31, 2005	September 30, 2006
North America	$219,163	$221,524
Europe	37,717	58,018
Asia-Pacific	4,447	4,149
Total long-lived assets	$261,327	$283,691

7.                                        Stock-Based Compensation

As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. The following table sets forth total stock-based compensation expense recognized in the condensed consolidated statement of operations related to stock options and restricted stock units (in thousands except per share amounts):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Loss before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, as reported	$(2,512)	$(5,802)
Income tax benefit from stock-based compensation expense	1,005	2,321
Loss from continuing operations before cumulative effect of a change in accounting principle	(1,507)	(3,481)
Cumulative effect of a change in accounting principle, net of tax provision	—	84
Net loss	$(1,507)	$(3,397)
Earnings per share:
Basic	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.14)

Prior to the adoption of SFAS 123R, the Company did not make estimates for forfeitures and recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. Upon adoption of SFAS 123R on January 1, 2006, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards for which stock-based compensation was recorded in the Company’s financial statements prior to January 1, 2006. During the three and nine months ended September 30, 2006, the Company capitalized approximately $0.1 million and $0.3 million, respectively, of stock-based compensation costs for employees working on capitalized software development projects.

As permitted by SFAS 123, during 2005 the Company followed APB Opinion No. 25 under which share-based payments to employees were accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company’s pro forma information for the three and nine months ended September 30, 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options and restricted stock awards recognized over their requisite service period, is as follows (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$2,634	$4,338
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	453	1,073
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(928)	(2,465)
Pro forma net income	$2,159	$2,946
Basic net income per common share, as reported	$0.12	$0.18
Diluted net income per common share, as reported	$0.12	$0.17
Pro forma basic and diluted net income per common share	$0.10	$0.12

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

	Nine months ended September 30,
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

A summary of time-vested option activity under the Plan as of September 30, 2006, and changes during the nine months then ended, is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,488,570	$19.78
Granted	467,495	20.69
Exercised	(16,758)	19.13
Canceled	(114,770)	19.79
Outstanding at September 30, 2006	1,824,537	$20.02	8 years	$468
Exercisable at September 30, 2006	880,384	$19.84	7 years	$164

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $10.44. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was approximately $25,000. As of September 30, 2006, there was a total of $8.2 million of deferred compensation cost related to time-vested stock options, which is expected to be recognized over a weighted average period of approximately three years.

During the nine months ended September 30, 2006 the Company received approximately $0.3 million in cash proceeds related to the exercise of stock options. In addition the Company realized total tax benefits from stock option exercises of approximately $6,000 for the nine months ended September 30, 2006, respectively, which were recorded as additions to additional paid-in capital in the condensed consolidated balance sheets. The adoption of SFAS 123R also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

Performance-Based Stock Options

Performance-based stock options are tied to the Company’s annual performance against pre-established internal budget targets for revenues and EBITDA before stock compensation expense.  Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based upon the Company’s actual performance over the fiscal year.  The fair value for stock options granted during the period was estimated at the grant date using the Black Schole’s option pricing model as described above.  Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

A summary of performance-based stock options outstanding as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	—	$—
Granted(1)	330,250	20.56
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2006(1)	330,250	$20.56	10 years	$—
Exercisable at September 30, 2006	—	—	—	$—
Expected to vest at September 30, 2006	76,821	$20.56	10 years	$—

(1)             Based on 100% of the target payout

The weighted average grant date fair value of performance-based options granted during the nine months ended September 30, 2006 was $9.16.  The Company recognized expense of $0.5 million and $0.6 million related to such options during the three and nine months ended September 30, 2006, respectively.  As of September 30, 2006, there was a total of $0.1 million of deferred compensation cost related to performance-based options expected to vest, which is expected to be recognized over a weighted average period of approximately three months.

Time-Vested Restricted Stock Units

A summary of the status of the Company’s time-vested restricted stock units as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2006	439,316	$20.52
Granted	175,999	20.47
Vested	(123,666)	20.10
Forfeited	(43,781)	20.86
Non-vested at September 30, 2006	447,868	$20.58

The total fair value of shares vested (measured as of the vesting date) during the nine months ended September 30, 2006 was $2.5 million. As of September 30, 2006, there was $6.1 million of deferred compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately three years.

Performance-Based Restricted Stock Units

Performance-based restricted stock units are tied to the Company’s annual performance against pre-established internal budget targets for revenues and EBITDA before stock compensation expense.  Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based upon the Company’s actual performance over the fiscal year.  The fair value is based on the market price of the Company’s stock on the date of grant.  Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

A summary of performance-based restricted stock units outstanding as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Balance at January 1, 2006	—	$—
Granted(1)	113,029	20.56
Vested	—	—
Forfeited	—	—
Balance at September 30, 2006(1)	113,029	$20.56
Expected to vest at September 30, 2006	26,262	$20.56

(1)             Based on 100% of the target payout

The Company recognized expense of $0.4 million and $0.5 million related to such restricted stock units during the three and nine months ended September 30, 2006, respectively.  As of September 30, 2006, there was approximately $0.1 million of deferred compensation cost related to performance-based restricted stock units expected to vest, which is expected to be recognized over a weighted average period of approximately three months.

8.                                           Restructuring Costs

In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $3.7 million associated with its workforce reduction, of which $3.6 million is included in selling, general and administrative expense and is associated with the Company’s North American operations and $0.1 million is included in cost of network services and is associated with the international services division in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2006.

A summary of the liability for the 2006 Restructuring Plan is as follows (in thousands):

Balance as of January 1, 2006	$—
Severance and benefits	3,706
Total restructuring costs	3,706
Cash paid (1)	(184)
Remaining liability as of September 30, 2006	$3,522

(1)             Represents amounts paid during the three and nine months ended September 30, 2006

The above severance and benefits charges are based on estimates that are subject to change.  The remaining cash expenditures relating to workforce reductions are expected to be paid through 2008. As of September 30, 2006, $1.7 million of the total $3.5 million accrual for workforce reductions was classified as accounts payable, accrued expenses and other liabilities and the remaining $1.8 million was classified as other liabilities in the accompanying condensed consolidated balance sheet.

The Company anticipates recording additional charges related to the workforce reduction during the next quarter.  In addition, the Company anticipates incurring additional charges associated with expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

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

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company’s motion for summary judgment. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted. In April 2005, the Company paid $3.25 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute. This $3.25 million settlement is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, the Company received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by $4.4 million. In April 2005, the Company received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million.  Based on this written confirmation, the Company reduced its liability for this matter by $4.3 million during the first quarter of 2005.  In July 2005, the Company entered into an agreement with that state’s Department of Revenue to settle the outstanding liability for $0.8 million and concurrently entered into an agreement with a customer to reimburse the Company for $0.5 million of the settlement amount.  Based on these final executed settlements, the Company reduced its net liability for this matter by $1.5 million during the three months ended June 30, 2005. This $1.5 million and $5.8 million reduction in the liability, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005. Both the Company and the customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company. Included in net income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005 is a net $1.5 million benefit, or $0.06 per share, related to the legal settlement and reduced state sales tax assessment described above.

The Company and John J. McDonnell, Jr., the Company’s former Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”).  The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al.,  Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia.  Plaintiff claims that the Registration Statement filed in connection with the Secondary Offering negligently failed to disclose that (1) TNS’ agreement with the Pepsi Bottling Group, Inc. (“Pepsi”) to provide cashless vending to Pepsi had been delayed beyond August 7, 2005; (2) TNS was generating less revenues and income than it had anticipated from its contract with the Royal Bank of Scotland (“RBS”), because RBS purportedly had overstated the number of transactions that TNS would be responsible for processing for RBS; and (3) TNS’ International Services Division was experiencing declining revenues during that time period because of unfavorable foreign exchange rates.  TNS filed a motion to dismiss the lawsuit on July 14, 2006.

The Plaintiff filed its memorandum in opposition to TNS’ motion to dismiss on August 4, 2006, and TNS filed its reply memorandum on August 18, 2006.  The Court denied the motion to dismiss on September 12, 2006, and  has since ordered the parties to conduct discovery in the case.  This action is in the preliminary phase of discovery; thus the timing and course of the litigation are not predictable, and, as a result, management cannot estimate a range of possible loss and has therefore not recognized a liability for this expense.  However, TNS intends to take appropriate steps to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS. During the nine months ended September 30, 2006, the Company accrued legal costs of approximately $0.5 million, representing management’s estimate of the probable legal costs to defend itself in this matter. These legal costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.

The Company and the members of its Board of Directors also are defendants in a putative shareholder class action lawsuit that seeks to enjoin the non-binding proposal announced on March 13, 2006 from senior management of the Company to acquire all outstanding shares of the Company.  Paul Schwartz, purportedly on behalf of himself and others similarly situated, filed the lawsuit captioned Schwartz v. TNS, Inc., et al.,  C.A. No. 2000-N, on March 13, 2006 in Delaware Chancery Court for New Castle County.  The plaintiff alleges that injunctive relief is necessary because the Company and the members of the Board of Directors allegedly breached their fiduciary duties to TNS shareholders by allegedly causing the Company to negotiate for the sale of TNS at an unfair price, depriving TNS’ public shareholders of the maximum value to which they purportedly are entitled.  The plaintiff further alleges that members of the Board of Directors also breached their fiduciary duties by allegedly not taking adequate measures to ensure that the interests of TNS’ public shareholders are properly protected, as the terms of the proposed transaction allegedly are grossly unfair to the shareholders.  On April 3, 2006, the plaintiff and the defendants entered into a letter agreement that provides the defendants with an open-ended extension of time to answer or otherwise respond to the plaintiff’s complaint, and holds discovery and other matters in the case in abeyance pending an agreement on a management buy-out proposal or other form of transaction.  On May 1, 2006, the Special Committee of the Board of Directors announced that it had rejected the non-binding proposal from senior management that prompted the filing of this lawsuit.  On August 7, 2006, the Special Committee further announced that it had ended the process of actively seeking strategic alternatives for the Company.  On October 18, 2006, an amended Schedule 13D was filed with the SEC to report the dissolution of the proposed management buying group.  In the opinion of TNS’ current management and the Board of Directors, the likelihood of a transaction remains remote, and this lawsuit likely will continue to be held in abeyance and eventually dismissed. However, this action remains on the Court’s docket and the ultimate timing and conclusion of the litigation is not certain.  Consequently, management cannot estimate a range of possible loss at this juncture.  TNS intends to take appropriate actions to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS.  No amounts have been accrued related to this case in the condensed consolidated financial statements for the nine months ended September 30, 2006, as management cannot yet estimate the future legal costs to defend against this lawsuit or potential damages, if any, that will be incurred.

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

•                       International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides services in Australia, Austria, Bermuda, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand through subsidiaries located in these countries. Additionally, through these international subsidiaries, we also provide services to customers located in Belgium, Finland, Gibraltar, Hong Kong, Norway and Singapore.  Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

Restructuring Costs

In August 2006, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce and implementing productivity improvement initiatives and expense reduction measures.  In connection with this restructuring plan, we incurred approximately $3.7 million associated with our workforce reduction, of which $3.6 million is included in selling, general and administrative expense and is associated with our North American operations and $0.1 million is included in cost of network services and is associated with our international services division in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2006.

We anticipate recording additional charges related to the workforce reduction during the next quarter.  In addition, we anticipate incurring additional charges associated with expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.  We anticipate the cost savings associated with this restructuring plan to have a significant favorable impact on our 2007 operating results.

Long-term Investments

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock for an additional 1.9 percent of WAY’s outstanding shares. In July 2005, we made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, we exercised our right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. We owned 17.1 percent of WAY’s total outstanding shares as of September 30, 2006. We are accounting for our investment under the equity method of accounting as we have significant influence over the financing and operating activities of WAY through our representation on WAY’s board of directors. Due to timing of the receipt of WAY’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the three and nine months ended September 30, 2006, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in WAY of approximately $0.5 million and $1.5 million, respectively.  For the three and nine months ended September 30, 2005, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in WAY of approximately $0.4 million and $1.0 million, respectively.

In January 2005, we made an investment in IP Commerce, a company that is developing operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which is payable on demand, no earlier than February 1, 2007. In March 2006, we exercised our right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. We owned approximately 27.2 percent of IP Commerce’s total outstanding shares as of September 30, 2006. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the three and nine months ended September 30, 2006, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in IP Commerce of approximately $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2005, we recognized a net loss in the equity of an unconsolidated affiliate related to our investment in IP Commerce of approximately $0.4 million and $0.8 million, respectively.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues	$64,836	$73,187	$193,321	$211,755
Operating expenses:
Cost of network services, exclusive of the items shown separately below	30,074	37,442	91,270	107,627
Engineering and development	3,813	5,269	11,753	15,305
Selling, general, and administrative	13,796	20,985	39,847	55,103
Depreciation and amortization of property and equipment	4,541	5,574	14,367	15,947
Amortization of intangible assets	4,249	5,459	17,763	15,735
Total operating expenses	56,473	74,729	175,000	209,717
Income (loss) from operations	8,363	(1,542)	18,321	2,038
Interest expense	(2,997)	(2,466)	(7,036)	(6,785)
Interest income and other (expense) income, net	150	831	(99)	1,617
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	5,516	(3,177)	11,186	(3,130)
Income tax (provision) benefit	(2,085)	2,240	(4,919)	2,711
Equity in net loss of unconsolidated affiliates	(797)	(904)	(1,929)	(2,902)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	84
Net income (loss)	$2,634	$(1,841)	$4,338	$(3,237)

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues. Total revenues increased $8.4 million, or 12.9%, to $73.2 million for the three months ended September 30, 2006, from $64.8 million for the three months ended September 30, 2005. We generate revenues through four business divisions.

POS division. Revenues from the POS division increased $0.6 million, or 2.9%, to $21.7 million for the three months ended September 30, 2006, from $21.1 million for the three months ended September 30, 2005. Included in POS revenues for the three months ended September 30, 2006 was approximately $0.6 million of revenues from regulatory charges that we pass-through to our customers. POS transaction volumes increased 11.2% to 1.6 billion transactions for the three months ended September 30, 2006, from 1.4 billion transactions for the three months ended September 30, 2005. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will continue to decrease and, depending upon the number of transactions we transport, our POS revenues may decrease.

International services division. Revenues from the international services division increased $3.3 million, or 13.8%, to $27.1 million for the three months ended September 30, 2006, from $23.8 million for the three months ended September 30, 2005. The increase was primarily due to additional revenues generated from our POS customers in Central Europe and the United Kingdom, and to a lesser extent, the favorable impact of foreign exchange and revenues we have generated in countries we have recently entered through acquisition or otherwise, primarily in Eastern Europe and the Asia-Pacific region. Revenues from our United Kingdom subsidiaries increased $1.5 million, or 10.7%, to $15.3 million for the three months ended September 30, 2006, from $13.8 million for the three months ended September 30, 2005. The increase was primarily due to revenue generated from our new POS service offerings from recent acquisitions and to a lesser extent the favorable impact of foreign exchange.

Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom, SAS.

Telecommunication services division. Revenues from the telecommunication services division increased $3.6 million, or 30.7%, to $15.5 million for the three months ended September 30, 2006, from $11.9 million for the three months ended September 30, 2005. Included in telecommunications services division revenues for the three months ended September 30, 2006 and 2005 were approximately $1.4 million and $0.1 million, respectively, of revenues from regulatory charges that we pass-through to our customers. Excluding the increase in pass-through revenues, the growth in revenues was primarily due to increased usage of our database access and call signaling services from new and existing customers.

Financial services division. Revenues from the financial services division increased $0.8 million, or 9.9%, to $8.8 million for the three months ended September 30, 2006, from $8.0 million for the three months ended September 30, 2005. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings.  We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections do draw greater revenue per physical endpoint, they do require longer sales and installation lead times.

Cost of network services. Cost of network services increased $7.4 million, or 24.5%, to $37.4 million for the three months ended September 30, 2006, from $30.1 million for the three months ended September 30, 2005. Cost of network services were 51.2% of revenues for the three months ended September 30, 2006, compared to 46.4% of revenues for the three months ended September 30, 2005. The increase in cost of network services resulted primarily from higher usage charges from our telecommunications services and international services divisions and to a lesser extent an increase in regulatory charges that we pass through to our customers. Gross profit represented 48.8% of total revenues for the three months ended September 30, 2006, compared to 53.6% for the three months ended September 30, 2005.  Excluding the incremental $1.9 million of pass-through revenues in the POS and telecommunications services divisions, our gross margin would have been 50.1% for the three months ended September 30, 2006.  The decrease in gross profit as a percentage of total revenues resulted primarily from increased contribution of our telecommunication services division, our lowest gross margin division, and to a lesser extent a decline in the gross margin of our POS division as a result of declines in our average revenue per transaction, partially offset by increased contribution from our international services and financial services divisions, our highest gross margin divisions.

Future cost of network services depends on a number of factors including total transaction and query volume, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions. In addition, any significant loss or significant reduction in transaction or query volumes could lead to a decline in gross margin since significant portions of our network costs are fixed costs.

Engineering and development expense. Engineering and development expense increased $1.5 million, or 38.2%, to $5.3 million for the three months ended September 30, 2006, from $3.8 million for the three months ended September 30, 2005. Engineering and development expense represented 7.2% of revenues for the three months ended September 30, 2006 and 5.9% of revenues for the three months ended September 30, 2005. Engineering and development expense increased primarily from an increase in engineering  and development expenses required to support our international expansion and new product offerings in the telecommunications services and POS divisions and to a lesser extent from an increase in stock-based compensation expense of approximately $0.4 million, primarily as a result of the adoption of SFAS 123R on January 1, 2006.

Selling, general and administrative expense. Selling, general and administrative expense increased $7.2 million, or 52.1%, to $21.0 million for the three months ended September 30, 2006, from $13.8 million for the three months ended September 30, 2005. Selling, general and administrative expense represented 28.7% of revenues for the three months ended September 30, 2006, compared to 21.3% of revenues for the three months ended September 30, 2005. Included in selling, general and administrative expenses for the three months ended September 30, 2006 is $3.6 million in severance expense associated with a corporate restructuring event and approximately $0.7 million of fees related to the special committee of our board of directors.   Included in selling, general, and administrative expenses for the three months ended September 30, 2005 is a $0.7 million benefit from the favorable settlement of certain sales tax liabilities. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division as well as new product offerings in our POS and telecommunications services divisions and to a lesser extent from an increase in stock-based compensation expense, primarily as a result of the adoption of SFAS 123R on January 1, 2006.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $1.0 million, or 22.8%, to $5.6 million for the three months ended September 30, 2006, from $4.5 million for the three months ended September 30, 2005. Depreciation expense increased primarily due to an increase in capital expenditures to support our revenue growth. Depreciation and amortization of property and equipment represented 7.6% of revenues for the three months ended September 30, 2006, compared to 7.0% of revenues for the three months ended September 30, 2005.

Amortization of intangible assets. Amortization of intangible assets increased $1.2 million, or 28.5%, to $5.5 million for the three months ended September 30, 2006, from $4.2 million for the three months ended September 30, 2005. The amortization of intangible assets for the three months ended September 30, 2006 and 2005 relates solely to the intangible assets resulting from acquisitions. The increase was primarily attributable to the additional amortization resulting from acquisitions completed during 2005 and 2006. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2006 and thereafter. The intangible asset value attributable to this customer relationship was approximately $22.7 million as of September 30, 2006. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of September 30, 2006.

Interest expense. Interest expense decreased $0.5 million to $2.5 million for the three months ended September 30, 2006 from $3.0 million for the three months ended September 30, 2005. Included in interest expense for the three months ended September 30, 2005 is the accelerated amortization of approximately $0.6 million of deferred financing costs in connection with the early repayment of amounts outstanding under our amended and restated senior secured credit facility with the net proceeds from our follow-on offering in September 2005.

Interest and other income (expense), net. Interest and other income (expense), net was $0.8 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended September 30, 2005. Included in other income (expense), net for the three months ended September 30, 2006 is a gain on foreign currency transactions of approximately $0.7 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a loss on foreign currency translation of $19,000 for the three months ended September 30, 2005.

Income tax benefit (provision). For the three months ended September 30, 2006, our income tax benefit was $2.2 million compared to an income tax provision of $2.1 million for the three months ended September 30, 2005. Our effective tax rate for the three months ended September 30, 2006 and 2005 is 54.9% and 44.2%, respectively, versus the U.S. Federal statutory tax rate of 34.0%, due primarily to losses in certain jurisdictions and our equity method investments that are not being benefited and to a lesser extent lower tax rates in certain international jurisdictions in which we have operations.

Equity in net loss of unconsolidated affiliates. For the three months ended September 30, 2006, our equity in net loss of unconsolidated affiliates was $0.9 million compared to $0.8 million for the three months ended September 30, 2005. The increase was due to additional losses recorded on our equity method investments, primarily relating to our investments in Way Systems, Inc. and IP Commerce, Inc. As of September 30, 2006, we had $3.2 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2006, and we may continue to incur losses on them thereafter.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues.  Total revenues increased $18.4 million, or 9.5%, to $211.8 million for the nine months ended September 30, 2006, from $193.3 million for the nine months ended September 30, 2005. We generate revenues through four operating divisions.

POS division.  Revenues from the POS division decreased $4.4 million, or 6.7%, to $61.9 million for the nine months ended September 30, 2006, from $66.4 million for the nine months ended September 30, 2005. The $4.4 million decrease in POS revenues resulted primarily from a decline in the average revenue per transaction as a result of recent pricing discounts given to some of our larger POS customers.  Included in POS revenues for the nine months ended September 30, 2006 was approximately $0.6 million of revenues from regulatory charges that we pass through to our customers. POS transaction volumes increased 0.9% to 4.5 billion transactions for the nine months ended September 30, 2006, from 4.4 billion transactions for the nine months ended September 30, 2005. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for maintaining or increasing their minimum transaction or revenue commitments. As a result, it is likely our revenue per transaction will decrease and, depending upon the number of transactions we transport, our POS revenues may decrease.

International services division.  Revenues from the international services division increased $6.2 million, or 8.7%, to $76.9 million for the nine months ended September 30, 2006, from $70.8 million for the nine months ended September 30, 2005. The increase was primarily due to additional revenues generated from our POS and FSD customers in Ireland, the United Kingdom and Central Europe, and to a lesser extent, revenue contribution from countries we have recently entered through acquisition or otherwise, primarily in Eastern Europe and the Asia-Pacific Region. These increases were partially offset by the unfavorable impact of foreign exchange. Revenues from our United Kingdom subsidiaries increased $0.7 million, or 1.7%, to $43.2 million for the nine months ended September 30, 2006, from $42.4 million for the nine months ended September 30, 2005. The increase was primarily due to the revenues generated from our new POS service offerings from our recent acquisitions which, were partially offset by the loss of revenue from a customer that was transferred to one of our Irish subsidiaries and the unfavorable impact of foreign exchange.

Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom, SAS.

Telecommunication services division.  Revenues from the telecommunication services division increased $13.9 million, or 42.1%, to $47.1 million for the nine months ended September 30, 2006, from $33.1 million for the nine months ended September 30, 2005. Included in telecommunications services revenues for the nine months ended September 30, 2006 and 2005 were approximately $5.1 million and $0.3 million, respectively, of revenues from regulatory charges that we pass-through to our customers. Excluding the increase in pass-through revenues, the growth in revenues was primarily due to increased usage of our database access and call signaling services from new and existing customers.

Financial services division.  Revenues from the financial services division increased $2.8 million, or 11.9%, to $25.8 million for the nine months ended September 30, 2006, from $23.1 million for the nine months ended September 30, 2005. The increase in revenues was due to the growth in the number of customer connections, both physical and logical, to and through our networks.

Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings.  We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections do draw greater revenue per physical endpoint, they do require longer sales and installation lead times.

Cost of network services.  Cost of network services increased $16.4 million, or 17.9%, to $107.6 million for the nine months ended September 30, 2006, from $91.3 million for the nine months ended September 30, 2005. Cost of network services were 50.8% of revenues for the nine months ended September 30, 2006, compared to 47.2% of revenues for the nine months ended September 30, 2005. The increase in cost of network services resulted primarily from higher usage charges from our telecommunications services and international services divisions as well as an increase in regulatory charges in our telecommunications services and POS divisions that we pass through to our customers. Gross profit represented 49.2% of total revenues for the nine months ended September 30, 2006, compared to 52.8% for the nine months ended September 30, 2005.  Excluding the incremental $5.4 million of pass-through revenues in the POS division and telecommunications services division, our gross margin would have been 50.4% for the nine months ended September 30, 2006.  The decrease in gross profit as a percentage of total revenues resulted primarily from increased contribution of our telecommunication services division, our lowest gross margin division, and to a lesser extent a decline in the gross margin of our POS division as a result of declines in our average revenue per transaction, partially offset by increased contribution from our international services and financial services divisions, our highest gross margin divisions.

Future cost of network services depends on a number of factors including total transaction and query volume, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions. In addition, any significant loss or significant reduction in transaction or query volumes could lead to a decline in gross margin since significant portions of our network costs are fixed costs.

Engineering and development expense.  Engineering and development expense increased $3.6 million, or 30.2%, to $15.3 million for the nine months ended September 30, 2006, from $11.8 million for the nine months ended September 30, 2005. Engineering and development expense represented 7.2% of revenues for the nine months ended September 30, 2006 and 6.1% of revenues for the nine months ended September 30, 2005. Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion and new product offerings in our TSD and POS division and to a lesser extent from an increase in stock-based compensation expense of approximately $0.8 million, primarily as a result of the adoption of SFAS 123R on January 1, 2006 and approximately $0.2 million of severance expense.

Selling, general and administrative expense.  Selling, general and administrative expense increased $15.3 million, or 38.3%, to $55.1 million for the nine months ended September 30, 2006, from $39.8 million for the nine months ended September 30, 2005. Selling, general and administrative expense represented 26.0% of revenues for the nine months ended September 30, 2006, compared to 20.6% of revenues for the nine months ended September 30, 2005. Included in selling, general and administrative expenses for the nine months ended September 30, 2006 is a charge for severance of approximately $3.7 million primarily associated with a corporate restructuring event, a charge for expenses incurred by the special committee of our board of directors of approximately $1.4 million and a charge related to other legal costs of approximately $0.5 million. Included in selling, general and administrative expenses for the nine months ended September 30, 2005 is a charge related to a legal settlement of approximately $3.3 million, a benefit from a reduced state sales tax liability assessment of approximately $5.8 million and a benefit from the favorable settlement of certain sales tax liabilities of approximately $0.7 million. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division as well as new product offerings in our TSD and POS divisions, and to a lesser extent, from an increase in stock-based compensation expense primarily as a result of the adoption of SFAS 123R on January 1, 2006.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $1.6 million to $15.9 million for the nine months ended September 30, 2006, from $14.4 million for the nine months ended September 30, 2005. Depreciation expense increased primarily due to an increase in capital expenditures to support our revenue growth.  Depreciation and amortization of property and equipment represented 7.5% of revenues for the nine months ended September 30, 2006, compared to 7.4% of revenues for the nine months ended September 30, 2005.

Amortization of intangible assets.  Amortization of intangible assets decreased $2.0 million, or 11.4%, to $15.7 million for the nine months ended September 30, 2006, from $17.8 million for the nine months ended September 30, 2005. The amortization of intangible assets for the nine months ended September 30, 2006 and 2005 relates solely to the intangible assets resulting from acquisitions. In the nine months ended September 30, 2006 and 2005, we accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers by $0.1 million and $3.1 million, respectively.  Excluding these items, amortization of intangible assets increased primarily as a result of our recent business acquisitions.  For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue.  Based on the outcome of our contract negotiations with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2006 and thereafter.  The intangible asset value attributable to this customer relationship is approximately $22.7 million as of September 30, 2006.  We assessed the recoverability of this customer relationship asset based upon anticipated future cash flows and concluded that no impairment existed as of September 30, 2006.

Interest expense.  Interest expense decreased $0.2 million to $6.8 million for the nine months ended September 30, 2006, from $7.0 million for the nine months ended September 30, 2005. Included in interest expense for the nine months ended September 30, 2005 is approximately $1.7 million related to the acceleration of deferred financing costs in connection with the early repayment of long-term debt.  Excluding this item, interest expense increased primarily due to increases in interest rates and to a lesser extent an increase in our weighted average debt outstanding.

Interest and other income (expense), net.  Interest and other income (expense), net was $1.6 million for the nine months ended September 30, 2006 compared to expense of $0.1 million for the nine months ended September 30, 2005. Included in other income (expense), net for the nine months ended September 30, 2006 is a gain on foreign currency transactions of approximately $1.2 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a loss on foreign currency translation of $0.6 million for the nine months ended September 30, 2005.

Income tax benefit (provision).  For the nine months ended September 30, 2006, our income tax benefit was $2.7 million compared to a provision of $4.9 million for the nine months ended September 30, 2005. Our effective tax rate for the nine months ended September 30, 2006 is 44.9% and 53.1%, respectively, versus the U.S. Federal statutory tax rate of 34.0%, due primarily to lower tax rates in certain international jurisdictions in which we have operations and losses in certain jurisdictions and our equity method investments that are not being benefited.

Equity in net loss of unconsolidated affiliates.  For the nine months ended September 30, 2006, our equity in net loss of unconsolidated affiliates was $2.9 million compared to $1.9 million for the nine months ended September 30, 2005. The increase was due to additional losses recorded on our equity method investments, primarily relating to our investments in Way Systems, Inc. and IP Commerce, Inc. As of September 30, 2006, we had $3.2 million of long-term investments in unconsolidated affiliates, and we expect to incur additional losses on these investments in 2006, and we may continue to incur losses on them thereafter.

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

Our operations provided us cash of $24.8 million for the nine months ended September 30, 2006, which was attributable to a net loss of $3.2 million, depreciation, amortization and other non-cash charges of $39.6 million and a decrease in working capital of $11.6 million. Our operations provided us cash of $33.5 million for the nine months ended September 30, 2005, which was attributable to net income of $4.3 million, depreciation, amortization and other non-cash charges of $40.7 million and a decrease in working capital of $11.6 million.

We used cash of $46.1 million in investing activities for the nine months ended September 30, 2006, which includes cash paid for business acquisitions of $27.8 million and capital expenditures of $18.3 million. We used cash of $23.7 million in investing activities for the nine months ended September 30, 2005, which includes capital expenditures of $14.1 million. In addition, we made investments for $2.6 million in WAY and $2.9 million in IP Commerce, and we made business acquisitions of $4.1 million.

We generated cash of $8.1 million from financing activities for the nine months ended September 30, 2006, which includes $8.0 million of borrowings under our amended and restated senior secured credit facility, the proceeds of which were used to partially finance business acquisitions. We used cash of $4.4 million for financing activities for the nine months ended September 30, 2005, which includes borrowings under our amended and restated senior secure credit facility, net of financing costs, of $165.2 million that were used to finance the purchase and retirement of 6,263,435 shares of our common stock at a price of $18.50 per share plus expenses for approximately $116.9 million and to repay $48.0 million of long-term debt under our March 19, 2004 credit facility.  We used the net proceeds from our follow-on offering in September 2005 of approximately $46.1 million to repay $45.0 million of long-term debt under our amended and restated senior secure credit facility.  In addition we made long-term debt repayments of $3.7 million on our amended and restated senior secured credit facility and an additional $3.0 million on our 2004 senior secured credit facility.

Amended and Restated Senior Secured Credit Facility

On May 4, 2005, we entered into an amended and restated senior secured credit facility to finance the stock repurchase and to replace our 2004 senior secured credit facility. The amended and restated senior secured credit facility consists of a $165.0 million term loan and a revolving credit facility of $30.0 million, under which there were $8.0 million of borrowings as of September 30, 2006. The amended and restated senior secured credit facility matures May 4, 2012. Payments on the term loan are due in quarterly installments over the seven-year term, beginning on September 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve-month period until paid in full and then applied to the term loan in inverse order of maturity.

As of September 30, 2006, total remaining payments on the Term Loan are as follows (in thousands):

Three months ending December 31, 2006	$—
2007	1,650
2008	1,650
2009	1,650
2010	1,650
Thereafter	114,848
$121,448

For the period through September 30, 2006, borrowings on the New Revolving Credit Facility and the term loan bore interest at a rate of 2.0 percent over the LIBOR rate (7.4 percent as of September 30, 2006). Thereafter, if we attain a leverage ratio of less than 1.75, the borrowings on the revolving credit facility and the term loan generally will bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. Our leverage ratio as of September 30, 2006 was 2.0 to 1.0. The revolving credit facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the revolving credit facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, quarterly, semi-annual or annual at our option.

The terms of the amended and restated senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of September 30, 2006, we were required to maintain a leverage ratio of less than 2.4 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the amended and restated senior secured credit facility. The amended and restated senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the amended and restated senior secured credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the amended and restated senior secured revolving credit facility. The amended and restated senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and nonfinancial covenants of the amended and restated senior secured credit facility as of September 30, 2006.

Adoption of SFAS 123R

We adopted SFAS 123R following the modified prospective transition method effective January 1, 2006. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. The adoption of SFAS 123R reduced income from operations by approximately $2.4 million and basic and diluted earnings per share (“EPS”) by approximately $0.10 for the nine months ended September 30, 2006. Stock-based compensation accounted for under SFAS 123R is expected to reduce income from operations and earnings per share by approximately $3.2 million and  $0.13, respectively, for the full year 2006. The current compensation structure, or changes therein, as well as any subsequent stock based compensation plan activity could result in an increase in the impact of SFAS 123R in 2006 and thereafter.

Prior to the adoption of SFAS 123R, we followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in its accounting for stock compensation and recorded stock-based compensation based on the intrinsic value method. Stock compensation expense recognized in the nine months ended September 30, 2005 reduced net income by approximately $1.1 million, related to restricted stock units. Prior to the adoption of SFAS 123R, we did not make estimates for forfeitures and recognized compensation cost assuming all restricted stock awards would vest and reversed compensation cost for forfeited awards when the awards were actually forfeited.  Upon adoption of SFAS 123R, we recorded a cumulative effect of a change in accounting principle, net of tax of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards.  As of September 30, 2006, the total compensation cost related to unvested stock options and restricted stock units that has not yet been recognized was approximately $14.5 million, which we expect to recognize over a weighted average period of approximately 3 years.

Refer to Note 7 of our Condensed Consolidated Financial Statements in Item 1 for a complete discussion of our stock-based compensation plans and the adoption of SFAS 123R.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS 158 is effective as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The adoption of SFAS 158 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2006, we had $121.4 million outstanding under our amended and restated senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on September 30, 2006 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.2 million to our annual interest expense.

As of September 30, 2006, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 21 countries outside of the U.S., including the United Kingdom, Australia, Austria, Bermuda, Canada, Colombia, France, Germany, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the nine months ended September 30, 2006, we recorded a gain on foreign currency transactions of approximately $1.2 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There have been no significant changes during the quarter covered by this report in the Company’s internal control over financial reporting or in other factors, including the departure of our former Chief Executive Officer, John J. McDonnell, Jr.

PART II—OTHER INFORMATION

Item 1.                    Legal Proceedings

Information regarding legal proceedings is contained in Note 9 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A.                 Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

TNS, Inc.
(Registrant)

Date: November 9, 2006	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr.
Chief Executive Officer

Date: November 9, 2006	By:	/s/ EDWARD C. O’BRIEN
Edward C. O’Brien
Executive Vice President, Chief Financial Officer & Treasurer