Form 10-K
period 2006-12-31
TNS INC
filed 2007-03-16
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 31, 2006, 24,113,434 shares of the Registrant’s common stock were outstanding. As of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $448,440,688.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

TNS, INC.
2007 FORM 10-K ANNUAL REPORT
INDEX

PART I

Throughout this report, we refer to TNS, Inc., together with its subsidiaries, as “we,” “us,” “our,” “TNS” or “the Company.” TransXpress, LEConnect, CARD*TEL and the TNS logo are our registered trademarks, and Synapse, FusionPoint by TNS, Trader Voice and Secure Trading Extranet are our service marks. This report contains trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, these other parties.

Forward-Looking Statements

We make forward-looking statements in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Overview,” “Results of Operations,” and “Liquidity and Capital Resources,” and other sections throughout this report. The forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements.

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

Item 1.                          Business

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the providers of telecommunications services in the United States. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 26 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

We provide services through our multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections. In the year ended December 31, 2006, we transported approximately 6.0 billion dial transactions for more than 100 point-of-sale/point-of-service, or POS, processing customers in the United States and Canada, making us, on the basis of total transactions transmitted, a leading provider of data communications services to processors of credit card, debit card and ATM transactions. In addition, as of December 31, 2006, we provided network services to more than 550 financial services companies. Based on the total number of connections these companies have to our networks and the total messages transmitted among them using our services, we are a leading service provider to the financial services industry. Our revenues are generally recurring in nature, as we typically enter into multi-year service contracts that require minimum transaction or revenue commitments from our customers.

Our business began operations in 1991 to address the needs of the POS industry in the United States. The strong operating cash flows generated by our business have enabled us to invest in and deploy data networks designed to make our data communications services more rapid, secure, reliable and cost efficient. We have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and abroad. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to $286.2 million for the year ended December 31, 2006.

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

Financial institutions in the United States and Canada typically outsource the processing of credit and debit card accounts to payment processors who are able to leverage technical expertise and capitalize on economies of scale. Payment processors, in turn, typically have outsourced to third party service providers such as TNS the data networking services used to transport transaction data between the processor’s host computers and the POS or ATM terminal.

POS or off-premise ATM terminals access data network connections to payment processors through a variety of methods, the most common of which are dial-up and dedicated, or leased line, services and increasingly include wireless and broadband connections. Dial-up access services allow merchants and off-premise ATMs to connect to payment processors by dialing a telephone number each time a transaction is initiated. Wireless access provides the same capability as dial-up access without a physical connection to the POS device or ATM. A leased line is a dedicated connection provided to a merchant or ATM location for the exclusive purpose of connecting the POS terminal or ATM to the payment processor. Dial-up services and wireless services are less expensive than leased line services because leased line services impose greater fixed monthly communication service charges, making a leased line economically viable only in high-volume merchant or off-premise ATM locations.

With the introduction of broadband services, merchants and other POS providers have begun to deploy integrated wide-area-network solutions.  These solutions include POS services, inventory management and other back-office solutions utilized by merchants.

In addition to the payment processing industry, other industries, such as pre-paid card providers, vending operators, loyalty card providers and merchants situated in locations other than brick and mortar stores, such as kiosks, are expanding their use of electronic transaction processing in an attempt to reduce costs, increase sales through the acceptance of credit/debit cards and increase the reliability and efficiency of data transmission. We believe we will be able to increase the number of connections to our network and the number of transactions we transport as these and other industries look to outsource the data communications requirements necessary to transmit transactions electronically.

Our POS services

Our POS division markets our data communications services directly to payment processors in the United States and Canada. The following chart illustrates the route of a typical POS transaction using our data communications services. The route of a typical off-premise ATM transaction is similar except that the card associations are not involved.

POS Credit Card Transaction

We also market our POS communications services to entities responsible for the transmission of state lottery transactions, federal and state electronic benefits transfer and healthcare transactions as well as directly to select categories of merchants.

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

We provide multiple means for the POS terminal or ATM to access our data networks. Merchant POS terminals and off-premise ATMs can connect directly to our network using our TransXpress dial-up service, which utilizes telephone services obtained from interexchange carriers and local exchange carriers. To complement our TransXpress service, we offer TNS Connect, a leased line service that utilizes our secure Internet protocol (IP) network. Leased line services are attractive to operators of off-premise ATMs and merchants that either manage their own in-house networks or transmit large volumes of transactions. While our customers primarily choose to access our networks using our dial-up and leased line services, we also provide alternative methods of connecting to our networks, including wireless and Internet. Our wireless platform, which we refer to as Synapse, enables merchants and vending machine operators to process credit and other card transactions without the inconvenience and cost of having to connect to a telephone line.

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

We have leveraged our existing network infrastructure to develop and provide additional services that enable legacy dial-up devices to utilize  IP and broadband connectivity. These new services enable us to be a total solutions provider for merchants in a variety of industries including convenience stores, gas stations, quick service restaurants and other retail services. For example, our FusionPoint by TNS product allows merchants to consolidate various in-store data applications, including secure payment, enterprise applications and IP services, like voice over IP, controlled internet access, digital music, distance learning and video surveillance, over a single managed data access point, thereby reducing the merchant’s costs and need to manage multiple data communications connections.

We generally enter into multi-year contracts that usually have minimum transaction or revenue commitments from our POS customers. Our traditional business of providing dial service to POS and off-premise ATMs continues to generate a majority of the revenue of our POS division. For dial-up access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. We typically charge our customers fixed monthly fees for leased line services. We also generate POS revenue from usage charges, circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services. For the year ended December 31, 2006, we transmitted approximately 6.0 billion dial POS transactions in North America and generated $82.8 million of revenue in the POS division, which represented 28.9% of our total revenues.

International opportunity

Internationally there continues to be a growing need for fast, reliable data communications services for transaction-oriented businesses. In markets outside of the United States, financial institutions have historically performed their own processing services for ATM and credit and debit card transactions. Financial institutions in Europe, however, have begun to outsource the processing of credit and debit card transactions to payment processors in an effort to leverage technical expertise, reduce costs and capitalize on economies of scale. As part of this trend, several of the largest domestic payment processors are increasing their international presence. As they expand into additional international markets, these payment processors will require providers of outsourced data communications services.

While credit and debit card payments are growing in the United States, the international market for these payment methods is expanding at a greater rate. According to Mercator Advisory Group, between 2004 and 2005 the total number of card transactions outside of the United States increased by 14.6%, to approximately 60 billion transactions. Outside of the United States, the regions with the highest transaction volumes in the world were Europe, Asia-Pacific, Canada, and Latin America, with Latin America experiencing the fastest growth in 2004. (© 2006, Mercator Advisory Group, Inc.)

In addition to the credit and debit card industry, various other international industries have developed services that require the rapid, secure and reliable transmission of business-critical transaction data.  For example, in many markets wireless telephone operators process transactions in which customers increase the value of their prepaid wireless telephone account balances. The Mercator Advisory Group estimates that, in 2006, prepaid mobile telephone accounts will total approximately 61.8% of the nearly 2.5 billion mobile subscriptions, increasing from the prior year’s total of 58.6%. The number of transactions associated with mobile prepaid services is expected to continue to grow substantially, with one analyst estimating such transactions will represent 5% of total European card transaction volumes by 2010.  (Copyright © 2006 by Payment Systems Europe Limited)

Internationally, the growth, automation and globalization of financial markets has led to increased demand for outsourced, secure, reliable data communications services. Banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, securities and commodities exchanges and other market participants increasingly use data communications services to exchange trading information, distribute research and review trading positions.

Our international services

Our international services division has operations in and provides services to customers located in Australia, Austria, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand, and the United Kingdom through subsidiaries located in these countries. Additionally, through these international subsidiaries, we also provide services to customers located in Belgium, Bermuda, Finland, Gibraltar, Hong Kong, Norway and Singapore. We also have a subsidiary in Brazil. The network technology and services we have developed to serve our customers in the United States are applicable to the data communications needs of payment processing and financial services industries in other countries. Internationally, we also provide data communications services to payment processors that are not used by payment processors in the United States, including offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours.

We consider a number of factors when evaluating opportunities in international markets, including the regulatory environment of the telecommunications market, consumer use of credit and debit cards, the competitive landscape and the rules applicable to foreign investment. We typically provide our services internationally through a subsidiary located in the country identified for expansion. In some instances, we have elected to enter new markets through strategic acquisitions. Continued expansion into international markets is an important part of our operating strategy. We plan to expand into additional targeted countries in Latin America and the Asia-Pacific.  We also will expand into additional countries in Central Europe as opportunities arise.

Our international services revenues are currently generated primarily through the sale of our POS services. We generate the majority of our international revenues in the United Kingdom, where we are one of the leading providers of data communications services to the POS industry. We provide services to substantially all of the financial institutions in the United Kingdom which acquire and process credit and debit transactions in the United Kingdom. We also provide services to financial institutions operating ATMs and have entered into an agreement with one of the largest wireless service providers to provide data networking and processing services for prepaid wireless and telephone card purchases.  We also sell data communications services to the financial services industry.

 For the year ended December 31, 2006, we generated $106.2 million of revenue in the international services division, which represented 37.1% of our total revenues. Our operations in the United Kingdom, France and Australia comprised 77.0% of our international revenues in 2006. Although we generate revenues in 18 of the 20 countries in which our international services division has operations, we have yet to generate positive operating cash flows in 9 of these 20 countries.

For financial information about geographic areas where we do business, please refer to Note 9 of the consolidated financial statements and related notes included in Item 8 of this annual report.

Telecommunications opportunity

Every wireline and wireless telephone call consists of the content of the call, such as the voice, data or video communication, and the signaling information necessary to establish and close the transmission path over which the call is carried. Substantially all telecommunications carriers in the United States and Canada use Signaling System No. 7, or SS7, as the signaling protocol to identify the network route to be used to connect individual telephone calls. SS7 networks are data networks that transport call signaling information separate from the public switched telecommunication network over which the call content is communicated. Telecommunications carriers require access to an SS7 network connected to the signaling networks of other carriers to be able to provide telecommunication services to their customers.

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

Our telecommunication services

We operate one of the largest unaffiliated SS7 networks in the United States capable of providing call signaling and database access services nationwide. Our SS7 network is connected with the signaling networks of all of the incumbent local exchange carriers and a significant number of wireless carriers, competitive local exchange carriers, interexchange carriers and voice over IP (VoIP) service providers. We believe that our independence and neutrality enhance our attractiveness as a provider of outsourced SS7 services.

We offer the following data communications services to wireline and wireless telecommunication services providers:

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

•       Database access services. We offer our customers access to databases maintained internally and those operated by telecommunications carriers and other third parties. These databases are used to provide subscribers intelligent network services such as local number portability, line information database, caller identification and toll-free number services. Our SS7 network provides access in the United States to the following types of databases:

•       Local number portability databases. Wireline and wireless telecommunications carriers are required to provide local number portability, a service that enables a subscriber to change wireline service providers within a particular location and keep the same phone number. Our SS7 network provides access to internally managed databases that host all wireline and wireless number portability data.

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

•       VoIP peering services. Our managed VoIP peering services provide advanced routing capabilities, protocol technology and other services to enable VoIP network providers to interconnect their networks with traditional telecommunications networks. With a single interconnection, our VoIP peering services can connect VoIP networks and traditional telecommunications networks anywhere in the world.  Domestically, we are able to combine our VoIP peering services with our database access offerings.

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

We generally enter into multi-year contracts with our telecommunication services customers, many of whom agree to minimum volume commitments. We charge fixed monthly fees for SS7 network services, LEConnect services, and VoIP peering services and per-query fees for our database access and validation services. For the year ended December 31, 2006, we generated $62.1 million of revenue in the telecommunication services division, which represented 21.7% of our total revenues.

Financial services opportunity

The securities trading and investment management industry is increasingly requiring high-speed, reliable, secure data communications services to communicate information among industry participants, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems (ATS), electronic communications networks (ECN) and securities and commodities exchanges. Transaction volume in the United States equity markets has increased rapidly over the past decade. During the same period, the emergence of new electronic trading venues such as ECN and ATS and regulatory requirements such as the shift to decimalization have placed increasing emphasis on trading and cost efficiencies. To meet these needs, market participants use outsourced data and wire communications services that provide industry participants with access to other participants through a single, managed access point on the service provider’s network. These services allow participants to cost-effectively connect to each other to conduct time-sensitive transactions and communicate real-time information.

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

Our primary financial service offerings are:

•       Secure Trading Extranet. Our Secure Trading Extranet service links more than 550 financial services companies through our IP network. Through a single network connection, a customer can communicate with any other entity connected to our IP network. Given the large number of industry participants connected to our network, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks and securities and commodities exchanges, a single customer can use its connection to our IP network to conduct seamless, real-time electronic trading and access a variety of content, including news, research and market data.

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

As of December 31, 2006, we provided our financial services to more than 550 financial services companies. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors. We generate financial services revenue primarily from monthly recurring fees based on the number of customer connections to and through our IP network. For the year ended December 31, 2006, we generated $35.1 million of revenue in the financial services division, which represented 12.3% of our total revenues.

Our Strengths

We believe our competitive strengths include:

Recurring revenues and strong operating cash flows. Our established customer base enables us to generate high levels of recurring revenues and strong operating cash flows. Our business model is based upon the number of transactions we transport and the number of connections to our networks. We typically enter into multi-year service contracts that usually have minimum transaction or revenue commitments from our customers. We believe that our recurring revenues and strong operating cash flows will enable us to continue to invest in the development of new products and services and international expansion.

Established customer base. We have an established customer base of leading industry participants in each division and have experienced limited customer turnover. For the year ended December 31, 2006, we provided our POS services to more than

150 customers. In addition, for the year ended December 31, 2006, we provided services to more than 120 telecommunication services providers and to more than 550 financial services companies. Our international services division generates revenues in 18 countries and provides services to some of the largest financial institutions and wireless and other telecommunication services providers in these countries and neighboring countries. Through our established customer relationships, we have developed an extensive knowledge of each of our customer’s industries. We believe that our knowledge and experience enhance our ability to deliver new and timely data communications services and solutions.

Well-positioned to continue global expansion. The network technology and data communications products and services we have developed to serve customers in the United States and the United Kingdom are applicable to the data communications needs of the payment processing and financial services industries in other countries. We believe that our data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors and global institutions strategically position us to take advantage of the substantial international opportunities. We have grown our international revenues from $33.1 million for the year ended December 31, 2002 to $106.2 million for the year ended December 31, 2006.

Highly customized data networks. We operate highly customized networks designed and configured for the transmission of time-sensitive data. Our networks support multiple communications protocols and access methods and, as a result, are able to support a wide variety of applications. The flexibility and scalability of our networks and our technical expertise allow us to rapidly add new data communications services to our existing offerings in response to emerging technologies with limited service disruptions or capital expenditures. We also believe our ability to leverage our fixed cost base provides us with significant economies of scale, resulting in a significant competitive advantage.

Substantial experience in our target markets. The 10 members of our executive management team have on a combined basis more than 160 years experience in the transaction services and telecommunications industries as well as various years of experience managing large, multinational corporations, and on average have been employees of the company for more than seven years. We have focused on creating data communications services for developing and established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us a competitive advantage over service providers of similar or smaller size.

Proven acquisition strategy. Our management team has augmented the growth of our business by successfully identifying and integrating strategic acquisitions. We have made a number of acquisitions that have accelerated the growth of each of our service divisions. For example, we acquired JPG Telecom, SAS (JPG) in 2006 to increase our share of the French POS market in our international services division.

Our Strategy

Our objective is to continue to grow our business and enhance our position as a leading provider of outsourced business-critical data communications services enabling secure and reliable transmission of time-sensitive information for transaction processing, telecommunications and financial services. Key elements of our strategy include:

Continue to expand our customer base. We believe our experience, existing customer relationships and secure and reliable data communications services will enable us to expand our customer base, particularly in the international and financial services markets. For example, in our financial services division, we intend to increase the scope of services and leverage our existing customer base of over 550 financial services companies to acquire new customers. We intend to leverage our customer relationships and technical expertise to provide our POS and financial services offerings internationally.

Develop new product and service offerings. We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. For example, we have begun to offer our data communications services to cable companies so that they may deploy VoIP network services without incurring the capital expenses of building an SS7 network. In recent years, we began to develop and offer broadband services to payment processors and merchants in connection with the POS industry’s adoption of new technologies. We also intend to utilize our substantial experience in the POS industry to develop end-to-end services for our customers.

Increase sales to existing customers. We will continue our efforts to further expand our existing customer relationships to increase business domestically and abroad. For example, we intend to encourage our POS customers to increase their number of connections to our networks and to transmit a greater percentage of their transaction volume with us, our telecommunication services customers to increase the number of signaling routes they establish through our SS7 network and our financial services customers to connect more endpoints to our data network. Our longstanding relationships with our customers provide us a significant opportunity to increase the sales we make to these customers as they and we expand internationally. Within each of our divisions, we intend to continue our efforts to cross-sell our full range of services to our customers. For example, we believe we have a significant opportunity to sell voice services to our financial services customers and to sell other components of our suite of telecommunication services, such as our VoIP peering, short messaging services and database access services, to customers already using our SS7 network services. We also intend to work closely with our customers to increase our knowledge of their businesses and technical requirements so that we may identify opportunities to provide them with additional services.

Pursue strategic acquisitions. We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter into new domestic and international markets. We will need to use operating cash flows or additional financing to pursue our strategy.

Our Networks

We operate multiple, highly-customized data networks specifically designed and configured for the transmission of time-sensitive data. Our diverse data network architecture supports a variety of widely-accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and secure Internet connections. Our data networks also are designed to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our networks is installed at 132 points of presence worldwide, 39 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers’ transactions in real time.

We believe that our networks provide the following important benefits to our customers:

Our networks are designed specifically to address the data communications needs of our diverse customer base. Our data networks support multiple communications protocols and include customized hardware, software and value-added features developed by us or by vendors to our specifications. The following is a description of the data networks we operate:

•       X.25. X.25 is a communications protocol used to transmit packets of data. Our domestic and international X.25 networks transport our customers’ POS transactions and are used to provide the validation services offered by our telecommunication services division. These networks are designed to provide fast call connection times, a high level of system redundancy, dynamic rerouting, wide geographic coverage and value-added features, at a low cost per transaction. Customers may access our X.25 networks using various methods, including dial-up services, leased line services, wireless services, satellite services and secure Internet connections.

•       IP. Internet protocol is a communications technology that routes outgoing data messages and recognizes incoming data messages. Our secure domestic and international IP networks provide the services offered by our financial services division, the broadband services offered by our POS division and the LEConnect data services offered by our telecommunication services division. We also use our IP networks for our internal processes, such as accounting functions and network monitoring and management. We have designed and implemented these networks with a high level of system redundancy, dynamic routing and sophisticated security and authorization technologies.

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

These features include:

•       the use of equipment that supports and converts transaction data delivered to our data networks in multiple protocols and message formats into the protocols employed by our data networks, thereby eliminating the need for our customers to incur the high costs associated with reprogramming POS terminals and host computers and performing continuous network enhancements and software upgrades,

•       real-time call tracking, which enables us to quickly resolve host, terminal or network problems experienced by our customers and to recommend to our customers ways to improve their systems, and

•       a secure Internet-based transaction monitoring system, which permits our customers to monitor the status of their transactions in real-time using the Internet.

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

Customers

As of December 31, 2006, we provided our POS services to more than 150 customers.  In addition, as of December 31, 2006, we provided services to more than 120 telecommunication services providers and more than 550 financial services companies. Historically we have experienced limited customer turnover. We believe this is a result of our strong relationships with our customers and is one of our strengths. Maintaining these relationships is critical to our long-term success.

For the year ended December 31, 2006, we derived approximately 23.0% of our total revenues from our five largest customers. No customer accounted for more than 10% of our total revenues for the year ended December 31, 2006. We typically enter into multi-year service contracts with our customers with minimum commitments. Under some of our contracts, once the customer has met its minimum commitment on an annual or contract term basis, the customer is no longer obligated to purchase services from us. The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire from 2007 to 2010.

Sales and Marketing

We sell our services directly to customers through geographically dispersed sales teams. In the United States and Canada, we have a specialized sales team for each of our POS, telecommunication services and financial services divisions. In our international services division, our sales teams are organized geographically with each team responsible for selling our services in the country in which the team is based and, in some cases, proximate countries. Our international services division sales teams are based in Australia, Austria, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand, and the United Kingdom. Generally, each sales team includes a general manager or managing director, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer.

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

Competition

POS division. Our POS division competes on the basis of industry expertise, network service quality and reliability, transaction speed, value-added features, customer support and cost-efficiency. The primary competitors of our POS division’s dial-up services are interexchange carriers such as Verizon Business Solutions, an operating unit of Verizon Communications, Inc., and AT&T Corp. These carriers typically do not aggressively pursue transaction-oriented business as a stand-alone service but rather offer it in conjunction with other products and services.  The primary competitors of our POS division’s counter-top integration and broadband connectivity services are Cybera, Inc. and broadband access providers such as MegaPath Networks, Inc. The primary competitor of our POS division’s Synapse services is APRIVA, and the primary competitor of our POS division’s vending services is USA Technologies, Inc.

Telecommunication services division. Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include AT&T Corp., Syniverse Technologies, Inc. and Verisign, Inc.

Financial services division. Our financial services division competes on the basis of access to multiple financial services companies, security, support services, cost-efficiency and discrete service offerings. The primary competitors of our financial services division are other private communications networks, such as interexchange carriers including AT&T Corp., providers of quote terminals and market data services such as Bloomberg, Reuters and Thomson Financial, and other network service providers such as SAVVIS and Radianz.

International services division. Our international services division competes on a similar basis as our POS and financial services divisions. Primary competitors of our international services division’s POS services are incumbent telephone companies in the geographic location, such as BT in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia.  The primary competitor of our processing services in the United Kingdom is LINK Interchange Network Ltd.

Government Regulation

Although the FCC retains general regulatory jurisdiction over the sale of interstate telecommunications services, other than one of our subsidiaries, we, as a provider of information (or enhanced) services, are not required to maintain a certificate of public convenience and necessity with the FCC, to file tariffs with the FCC covering our services, or to comply with any of the other “common carrier” type FCC regulations. Further, the FCC has declared information (or enhanced) services to be inherently interstate, with the result that our information services are not subject to state public utility commission regulation.

The only exception to this is our wholly-owned subsidiary, TNS Transline LLC. TNS Transline is subject to regulatory oversight by the FCC due to its provision of interstate telecommunications services. TNS Transline complies with all regulatory registration and payment obligations mandated by the FCC. As a “non-dominant” carrier, however, TNS Transline is not required to file tariffs or submit to other forms of “dominant” carrier regulation. Further, TNS Transline provides exclusively interstate telecommunications services and thus is not subject to state public utility commission regulation of its services. State regulators may regulate purely intrastate telecommunications services and may regulate mixed intrastate/interstate telecommunications services to the extent their regulation does not impede federal policies. We do not believe that we currently are subject to state regulations for our existing services, and we believe that, even if we were subjected to state regulation, we could obtain all necessary approvals.

Federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls. Under the Telecommunications Act of 1996 (“the 1996 Act”), the FCC implemented rules and regulations known as Access Charge Reform to reform the system of interstate access charges. The FCC’s implementation of these rules increased some components of our costs for access while decreasing others. The FCC is currently considering additional rulemaking proceedings concerning this intercarrier compensation scheme, and we currently cannot predict whether any rule changes will be adopted or the impact these rule changes might have on our access charges if they are adopted. Recent and pending decisions of the FCC and state regulatory commissions may limit the availability and increase pricing used by our suppliers to provide telecommunication services to us. We cannot predict whether the rule changes will increase the cost or availability of services we purchase from our suppliers.

In connection with some of our services, we are required to pay Federal Universal Service Fund surcharges. The monies generated by Federal Universal Service Fund surcharges are used to help provide affordable telecommunication services throughout the country, including to consumers in high-cost areas, low-income consumers, eligible schools and libraries and rural healthcare providers. Our telecommunications service suppliers are obligated to contribute directly to the Federal Universal Service Fund. Our telecommunications service suppliers, in turn, recover the cost of their contribution obligations by imposing surcharges on us and our competitors based upon a percentage of their interstate and international end-user telecommunications revenues. If the Federal Universal Service Fund surcharges increase, our telecommunications service suppliers will pass those increased surcharges on to us.  We in turn will pass those potential increased Federal Universal Service Fund surcharges on to our customers to the extent permitted under our contracts with them. The United States Congress and the FCC is considering modifying the way in which Federal Universal Service Fund charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line, per-telephone number or per-account charge. We currently cannot predict whether Congress will mandate or the FCC will adopt changes in the calculation of Federal Universal Service Fund contributions or whether these changes, if adopted, would increase our Federal Universal Service Fund surcharges. If the FCC implements any legislation, adopts any proposal or takes any administrative action that increases our Federal Universal Service Fund surcharges, our network operating costs will increase. In addition, if the FCC implements any legislation, adopts any proposal, or takes any administrative action that increases our supplier’s Federal Universal Service Fund obligations, these telecommunications service suppliers may seek to pass through cost-recovery charges to us, which would result in an increase in our cost of network services an increased cost which the Company may or may not be able to pass on to our customers.

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

Employees

As of December 31, 2006, we employed 622 persons worldwide, of whom 442 were engaged in systems operation, development and engineering, 63 of whom were engaged in sales and marketing, 86 of whom were engaged in finance and administration and 31 comprised executive management. Of our total employees as of December 31, 2006, 331 were employed domestically and the balance were in other countries, including 197 in the United Kingdom. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Internet Address and Company SEC Filings

Our internet address is www.tnsi.com. On the investor relations portion of our web site, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this report.

Executive Officers of the Registrant

See Item 10 on page 81 of this report for information about our executive officers.

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

For the year ended December 31, 2006, we derived approximately 23.0% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could harm our revenues and earnings.

The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts. The contracts with our five largest customers expire from 2007-2010.

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

We already serve most of the largest payment processors in the United States. Accordingly, our POS division is highly dependent on the number of domestic transactions transmitted by our existing customers through our networks. Factors which may reduce the number of credit and debit card and ATM transactions include future economic downturns, acts of war or terrorism and other events that reduce consumer spending. Revenues from our POS division, which represented our largest business segment prior to the quarter ended June 30, 2005, have decreased primarily as a result of a decline in transaction volumes from a major customer, as well as a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts.

We may be unable to increase our business from convenience stores, gas stations, quick service restaurants and other retail services that we have identified as potential sources of future growth for our POS business. Factors that may interfere with our ability to expand further into these areas include:

•       market participants’ adoption of alternative technologies such as broadband; and

•       our potential inability to enter into commercial relationships with additional market participants.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.

As of December 31, 2006, we have yet to generate positive operating cash flows in 9 out of the 20 countries in which we have operations and provide services outside the United States and Canada. In addition, we are planning expansion in our existing international markets and into additional international markets.

Key challenges we will face in pursuing our international strategy include the need to:

•       secure commercial relationships to help establish our presence in international markets,

•       obtain telecommunications services from incumbent telecommunication service providers that may compete with us,

•       adapt our services to support varying telecommunications protocols that differ from those markets where we have established operations,

•       hire and train personnel capable of marketing, installing and integrating our data communications services, supporting customers and managing operations in foreign countries,

•       localize our products to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States and United Kingdom,

•       build our brand name and awareness of our services among foreign customers, and

•       implement new systems, procedures and controls to monitor our operations in new markets.

In addition, we are subject to risks associated with operating in foreign countries, including:

•       multiple, changing and often inconsistent enforcement of telecommunications, foreign ownership and other laws and regulations,

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

The operation of our networks depends upon the capacity, reliability and security of services provided to us by a limited number of telecommunication services providers. We have no control over the operation, quality or maintenance of those services or whether the vendors will improve their services or continue to provide services that are essential to our business. In addition, telecommunication services providers have increased and in the future may increase the prices at which they provide services, which have increased and would increase our costs. If one or more of our telecommunication services providers were to cease to provide essential services or to significantly increase their prices, we could be required to find alternative vendors or to incur additional costs for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our networks. This could harm our reputation and could cause us to lose customers and revenues.

A slowdown or failure of our networks could cause us to lose customers and revenue.

Our business is based upon our ability to rapidly and reliably receive and transmit data through our networks. One or more of our networks could slow down significantly or fail for a variety of reasons, including:

•       failure of third party equipment, software or services utilized by us,

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

•       If we invest in companies before they are profitable, we may incur losses on these investments up to the amount invested. As of December 31, 2006, we have $0.9 million of long-term investments in unconsolidated affiliates, and we expect to incur losses on these investments in 2007 and may continue to incur losses thereafter.

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

As of December 31, 2006, we had $123.3 million in debt outstanding. You should be aware that this level of debt could have important consequences to you. Below, we have identified some of the material potential consequences resulting from this debt:

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

We face competition in each of our four divisions as follows:

•       The primary competitors of our POS division are APRIVA, AT&T Corp., Cybera, Inc. and USA Technologies, Inc. and Verizon Business, an operating unit of Verizon Communications, Inc.

•       The primary competitors of our telecommunication services division include AT&T Corp., Syniverse Technologies, Inc. and Verisign, Inc.

•       The primary competitors of our financial services division include AT&T Corp., Bloomberg L.P., SAVVIS Communications Corporation, Radianz Inc., Reuters Group PLC and The Thomson Corporation (Thomson Financial).

•       The primary competitors of our international services division include BT and LINK Interchange Network Ltd. in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica S.A. in Spain and Telstra Corporation Limited in Australia.

We depend on key personnel.

Our success depends largely on the ability and experience of a number of key employees, including Henry H. Graham, Jr., our Chief Executive Officer, Raymond Low, our President, and Michael Q. Keegan, our Chief Operating Officer. If we lose the services of any of our key employees, our business may be adversely affected.

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

Recent and pending decisions of the FCC may limit the availability and increase pricing of network elements used by our suppliers to provide telecommunications services to us. We cannot predict whether these rule changes will increase the cost of services we purchase from our suppliers. Further, the United States Congress and the FCC is considering modifying the way in which Federal Universal Service Fund charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line, per-telephone number or per-account charge. We currently cannot predict whether Congress will mandate or the FCC will adopt changes in the calculation of Federal Universal Service Fund contributions or whether these changes, if adopted, would increase our Federal Universal Service Fund surcharges. If the FCC implements any legislation, adopts any proposal or takes any administrative action that increases our Federal Universal Service Fund surcharges, our network operating costs will increase. In addition, if the FCC implements any legislation, adopts any proposal, or takes any administrative action that increases our telecommunications service supplier’s Universal Service Fund obligations, these suppliers may seek to pass through cost-recovery charges to us. We in turn will pass those potential increased Federal Universal Service Fund surcharges on to our customers to the extent permitted under our contracts with them.  An increase in the Federal Universal Service Fund surcharges that we are required to pay would result in an increase in our cost of network services, a cost which the Company may or may not be able to pass on to our customers.

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

We have been named as a defendant in a securities class action lawsuit.  We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in lawsuits. Defending against existing and potential litigation may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation and intend to contest the lawsuit vigorously, no assurances can be given that the results of this matter will be favorable to us. Regardless of the outcome, such litigation will result in significant legal expenses. A materially adverse resolution of this lawsuit could have a material adverse affect on our business, financial position and results of operations.

Item 1B.                 Unresolved Staff Comments

None

Item 2.                          Properties

Our principal executive offices are located in Reston, Virginia and consist of approximately 40,980 square feet of office space under a lease expiring in February 2013. Our primary network control center is also located in Reston, Virginia and consists of approximately 44,500 square feet of separate office space under a lease expiring in June 2013. In addition, we lease the following additional principal facilities:

Use	Location	Approximate square footage	Lease expiration date
European technology and finance center	Dublin, Ireland	14,500	January 2022
United Kingdom headquarters and network control centre	Sheffield, England	16,000	April 2015
United Kingdom processing centre	Welwyn Garden	21,680	June 2012
	City, England

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

Item 3.                          Legal Proceedings

On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied our motion for summary judgment. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted. In April 2005, we paid $3.25 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute. This $3.25 million settlement is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the year ended December 31, 2005.

Certain states in which we operate assess sales taxes on certain services provided by us.  Our customer contracts generally contain terms that stipulate the customer is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, we either include sales tax on our invoice or have obtained an exemption certificate from the customer. Certain states have audited us from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. In March 2005, we received verbal notification from a state sales tax auditor that one of the states was likely to reduce its proposed assessment by an amount in excess of $4 million. In April 2005, we received written confirmation from that state’s Department of Revenue that the state’s assessment would be reduced by $4.3 million.  In July 2005, we entered into an agreement with that state’s Department of Revenue to settle the remaining outstanding liability of approximately $1.5 million for $0.8 million and concurrently entered into an agreement with a customer to reimburse us for $0.5 million of the settlement amount. We and our customers involved are vigorously defending the remaining proposed assessments by the sales tax authorities. In our opinion, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

The Company and John J. McDonnell, Jr., our former Chief Executive Officer, and Henry H. Graham, Jr., our Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with our public offering of common stock in September 2005 (“Secondary Offering”).  The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al.,  Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia.  Plaintiff claims that the Registration Statement filed in connection with the Secondary Offering negligently failed to disclose that (1) TNS’ agreement with the Pepsi Bottling Group, Inc. (“Pepsi”) to provide cashless vending to Pepsi had been delayed beyond August 7, 2005; (2) TNS was generating less revenues and income than it had anticipated from its contract with the Royal Bank of Scotland (“RBS”), because RBS purportedly had overstated the number of transactions that TNS would be responsible for processing for RBS; and (3) TNS’ International Services Division was experiencing declining revenues during that time period because of unfavorable foreign exchange rates.

We filed a motion to dismiss the lawsuit on July 14, 2006.  The Plaintiff filed its memorandum in opposition to our motion to dismiss on August 4, 2006, and we filed our reply memorandum on August 18, 2006.  The Court denied the motion to dismiss on September 12, 2006, and ordered the parties to conduct discovery in the case.  In March 2007, the Court stayed further discovery in the case pending a mediation of the matter. The timing and course of the litigation, including the mediation, are not predictable. As a result, we cannot estimate a range of possible loss and have therefore not recognized a liability for this expense.  However, we intend to take appropriate steps to defend against the lawsuit, the outcome of which could have a material adverse affect on our financial condition or future operating results. During the year ended December 31, 2006, we incurred legal costs of approximately $0.5 million, representing our estimate of the probable legal costs to defend ourselves in this matter. These legal costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.

We and our Board of Directors were also defendants in a putative shareholder class action lawsuit that initially sought to enjoin the non-binding proposal announced on March 13, 2006 from senior management of the Company to acquire all of our outstanding shares.  Paul Schwartz, purportedly on behalf of himself and others similarly situated, filed the lawsuit captioned Schwartz v. TNS, Inc., et al.,  C.A. No. 2000-N, on March 13, 2006 in Delaware Chancery Court for New Castle County.  On December 22, 2006, the plaintiff amended his complaint to seek to enjoin instead the unsolicited acquisition proposal received by our Board of Directors on December 21, 2006 from another buying group led by our former Chief Executive Officer John J. McDonnell, Jr.  After the Board subsequently rejected that proposal on January 22, 2007, the plaintiff decided to voluntarily dismiss his lawsuit against all defendants by filing a Notice and Order of Voluntary Dismissal on March 2, 2007. Neither we nor any of the other defendants paid any compensation to the plaintiff or his attorneys, and we consider this case to be closed.

We are from time to time a party to other legal proceedings, which arise in the normal course of business. Other than as stated above,  we are not currently involved in any material litigation the outcome of which could, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition. Management is not aware of any material litigation threatened against us.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The New York Stock Exchange (“NYSE”) under the symbol “TNS”. The following tables reflect the range of high and low sale prices for the period indicated as reported by the NYSE.

Fiscal Year Ended December 31, 2005	HIGH	LOW
First quarter ended March 31, 2005	$ 22.70	$ 16.72
Second quarter ended June 30, 2005	$ 23.59	$ 17.67
Third quarter ended September 30, 2005	$ 25.88	$ 21.55
Fourth quarter ended December 31, 2005	$ 24.45	$ 17.26

Fiscal Year Ended December 31, 2006	HIGH	LOW
First quarter ended March 31, 2006	$ 22.00	$ 14.80
Second quarter ended June 30, 2006	$ 21.50	$ 19.20
Third quarter ended September 30, 2006	$ 21.23	$ 12.55
Fourth quarter ended December 31, 2006	$ 19.73	$ 13.49

As of March 1, 2007, there were 60 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 1,700 beneficial owners of our common stock.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any regular cash dividends in the foreseeable future. Under our amended and restated senior secured credit agreement, we are subject to restrictions on paying dividends.  We are evaluating our current capital structure with a view towards seeking ways to enhance shareholder value, including the potential payment of a special cash dividend. We caution, however, that there can be no assurance as to the outcome of this evaluation or as to whether any special dividend will be declared.

During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

On  October 20, 2006, we repurchased 1,219 shares for $15.81 per share or total consideration of approximately $19,000. Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a)(3)) made any other repurchases of our shares during the fourth quarter of the fiscal year covered by this report.

Item 6.                          Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 are derived from our consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002 and 2003, and the balance sheet data as of December 31, 2002, 2003, and 2004 are derived from our consolidated financial statements, which are not included in this report.

The historical results are not necessarily indicative of the results to be expected for any future period.

Selected Consolidated Financial Data
(In thousands, except per share and transaction data)

	Year ended December 31,
	2002	2003	2004	2005	2006
Consolidated Statements of Operations Data:
Revenues	$ 202,180	$ 223,353	$ 249,112	$ 258,940	$ 286,160
Cost of network services	108,392	119,990	120,356	121,682	146,181
Engineering and development	10,638	11,560	14,688	15,521	22,187
Selling, general and administrative	33,063	37,284	49,264	55,245	71,757
Depreciation and amortization of property and equipment	16,480	20,220	20,205	18,972	22,208
Amortization of intangible assets	23,150	25,769	28,573	22,773	24,820
Costs of terminated initial public offering	1,473	—	—	—	—
Total operating expenses (1)	193,196	214,823	233,086	234,193	287,153

Income (loss) from operations before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	8,984	8,530	16,026	24,747	(993)
Interest expense	(11,917)	(11,272)	(7,341)	(9,052)	(9,261)
Interest income and other (expense) income, net	915	2,544	1,601	(25)	2,795
Income tax (provision) benefit	(45)	(838)	(4,263)	(7,218)	2,665
Equity in net loss of unconsolidated affiliates	(364)	(64)	(1,039)	(2,686)	(5,186)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—	84
Net (loss) income (1)	(2,427)	(1,100)	4,984	5,766	(9,896)
Dividends on preferred stock	(14,630)	(15,060)	(3,428)	—	—
Net (loss) income attributable to common stockholders	$ (17,057)	$ (16,160)	$ 1,556	$ 5,766	$ (9,896)
Per Share Information:
Basic net (loss) income per common share	$ (1.38)	$ (1.31)	$ 0.06	$ 0.24	$ (0.41)
Diluted net (loss) income per common share	$ (1.38)	$ (1.31)	$ 0.06	$ 0.23	$ (0.41)
Basic weighted average common shares outstanding	12,372	12,373	24,114	24,519	24,076
Diluted weighted average common shares outstanding	12,372	12,373	24,449	24,767	24,076

	December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 5,984	$ 11,074	$ 19,788	$ 26,628	$ 17,322
Working capital	(12,923)	(18,102)	10,086	33,114	31,829
Total assets	362,811	342,359	356,412	352,184	381,677
Total debt, including current portion	169,347	150,395	51,000	113,448	123,313
Class A redeemable convertible preferred stock	161,410	176,470	—	—	—
Total stockholders’ (deficit) equity	(21,896)	(37,512)	242,498	177,846	179,265

(1)             On January 1, 2006, we adopted Statement of Financial Accounting Standards, No. 123R, “Share-Based Payment”.  As a result, compensation expense is recorded for all share-based payments in our operating expenses.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 27 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

We provide services through our multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

International Operations

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

•       International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides services in Australia, Austria, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand through subsidiaries located in these countries. Additionally, through these international subsidiaries, we also provide services to customers located in Belgium, Bermuda, Finland, Gibraltar, Hong Kong, Norway and Singapore.  Our international services division generates revenues primarily from our POS and financial services offerings abroad.

Although we generate revenues in 18 of the 20 countries in which our international services division has operations, as of December 31, 2006 we have yet to generate positive operating cash flows in 9 of these 20 countries. When establishing operations in a country, we typically incur personnel and capital expenditures for an average of two to three years prior to establishing a customer base, recording revenues and generating positive operating cash flows. On a consolidated basis as of December 31, 2006, our international services division generated positive operating cash flows.

•       Telecommunication services. We provide call signaling services that enable telecommunications carriers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification, toll-free call routing and local number portability, and validation services, such as credit card, calling card, third-party billing and collect calling. Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling services and per-query fees charged for our database access and validation services.

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

Restructuring Costs

In August 2006, we implemented a plan to reduce our cost structure and improve operating efficiencies (2006 Restructruing Plan) by reducing our workforce and implementing productivity improvement initiatives and expense reduction measures.  In connection with this restructuring plan, we incurred approximately $5.6 million associated with our workforce reduction, of which $4.2 million is included in selling, general and administrative expense, $0.8 million is included in engineering and development expense and $0.6 million is included in cost of network services in the accompanying consolidated statement of operations for the year ended December 31, 2006.  As of December 31, 2006, we had a liability of approximately $4.8 million related to the workforce reductions.  We expect to pay the severance and benefits through 2009. We anticipate the cost savings associated with this restructuring plan to have a favorable impact on our 2007 operating results.

Acquisitions

On May 21, 2004, we completed the acquisition of two groups of tangible and intangible assets from the bankrupt U.S. Wireless Data, Inc. (USWD). Pursuant to two separate asset purchase agreements, the Company, with the approval of the bankruptcy court, (a) paid approximately $6.1 million, including direct acquisition costs of approximately $0.1 million, for certain assets related to USWD’s Synapse platform, which enables wireless POS terminals to initiate transactions for mobile and other merchants and (b) paid approximately $3.7 million, including direct acquisition costs of approximately $47,000, for USWD’s vending assets, which support cashless transactions at vending machines. We purchased these assets to advance our wireless capability to service existing customers as well as to penetrate new vertical markets. We accounted for the acquisitions of the Synapse and vending assets under the purchase method with the total consideration allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangibles of $5.9 million related to the Synapse assets and $3.7 million related to the vending assets. Our consolidated results of operations include the operating results of these acquisitions from May 21, 2004.  During the year ended December 31, 2006, following a decision to adopt a new vending technology platform, we recorded an impairment charge of $1.1 million to write-off the remaining unamortized vending developed technology asset, included in amortization of intangible assets, a $0.9 million charge for obsolete inventory, included in cost of network services, and accelerated amortization on capitalized software assets of $0.4 million, included in depreciation and amortization of property and equipment in the accompanying consolidated statement of operations.

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

On December 13, 2005, we completed the acquisition of an Romanian company, SC Connet-Ro SRL (Connet-Ro) for a purchase price of $1.4 million, including direct acquisition costs of approximately $0.1 million. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $1.2 million. The purchase agreement allowed for additional consideration of up to $0.4 million to be paid, based upon the results of operations of Connet-Ro for the year ended December 31, 2005.   In May 2006, we made an additional payment of $0.2 million based upon the results of operations of Connet-Ro.  This contingent consideration has been allocated to the customer relationship intangible asset. Our consolidated results of operations include the operating results of this acquisition from December 13, 2005.

On December 31, 2005, we acquired certain tangible and intangible assets of Arval UK Limited for a purchase price of approximately $0.9 million, including direct acquisition costs of approximately $52,000. The assets acquired included the right to provide POS services in the United Kingdom under customer contracts, certain fixed assets and a non-compete agreement. We accounted for this acquisition under the purchase method with the total consideration allocated to the fair value of assets acquired and liabilities assumed, including identified intangibles of $0.6 million. Our consolidated results of operations include the operating results of this acquisition from January 1, 2006.

On January 6, 2006, we completed the acquisition of two companies in the United Kingdom, CommsXL Services and CommsXL Limited (collectively CommsXL). Pursuant to two separate purchase agreements, the Company paid approximately $12.0 million, including direct acquisition costs of approximately $0.3 million for certain assets of CommsXL. We purchased these companies to advance our end-to-end POS service offerings in the United Kingdom as well as to penetrate new vertical markets.  Our consolidated results of operations include the operating results of this acquisition from January 6, 2006.

On February 28, 2006, we acquired certain tangible and intangible assets of InfiniRoute Networks, Inc. for a purchase price of approximately $2.5 million. The assets acquired include the right to provide TSD services under customer contracts, certain fixed assets and a non-compete agreement. We purchased these assets to advance our TSD service offerings to enable traditional telecommunications carriers and next-generation service providers to interconnect directly over Internet Protocol (IP) packet networks, reducing the cost and complexity associated with these interconnections. Our consolidated results of operations include the operating results of this acquisition from March 1, 2006.

On March 13, 2006, we acquired certain tangible and intangible assets of Sonic Global PTY Ltd. (Sonic) and all of the capital stock of a subsidiary of Sonic for a purchase price of approximately $6.1 million, including direct acquisition costs of approximately $0.1 million.  The assets acquired include the right to provide POS services under customer contracts, developed technology, certain fixed assets and non-compete agreements.  We purchased these assets to enhance our end-to-end POS service offerings. Our consolidated results of operations include the operating results of this acquisition from March 13, 2006.

On September 8, 2006, we completed the acquisition of a French company, JPG Telecom, SAS (JPG), for a purchase price of approximately $8.5 million, including direct acquisition costs of approximately $0.2 million.  We purchased JPG primarily to increase our share of the French POS market.  Our consolidated results of operations include the operating results of this acquisition from September 8, 2006.

Results of Operations

The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year ended December 31,
	2004	2005	2006
Statements of Operations Data:
Revenues	$249,112	$258,940	$286,160
Operating expenses:
Cost of network services, exclusive of the items shown separately below	120,356	121,682	146,181
Engineering and development	14,688	15,521	22,187
Selling, general and administrative	49,264	55,245	71,757
Depreciation and amortization of property and equipment	20,205	18,972	22,208
Amortization of intangible assets	28,573	22,773	24,820
Total operating expenses	233,086	234,193	287,153
Income (loss) from operations	16,026	24,747	(993)
Interest expense	(7,341)	(9,052)	(9,261)
Interest income	305	674	598
Other income (expense), net	1,296	(699)	2,197
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	10,286	15,670	(7,459)
Income tax (provision) benefit	(4,263)	(7,218)	2,665
Equity in net loss of unconsolidated affiliates	(1,039)	(2,686)	(5,186)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84
Net income (loss)	$4,984	$5,766	$(9,896)

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues. Total revenues increased $27.2 million, or 10.5%, to $286.2 million for the year ended December 31, 2006, from $258.9 million for the year ended December 31, 2005. We generate revenues through four operating divisions.

POS division. Revenues from the POS division decreased $3.8 million, or 4.4%, to $82.8 million for the year ended December 31, 2006, from $86.6 million for the year ended December 31, 2005. The $3.8 million decrease in POS revenues resulted primarily from a decline in the average revenue per transaction as a result of recent pricing discounts given to some of our larger POS customers.  Included in POS revenues for the year ended December 31, 2006 was approximately $1.2 million of revenues from regulatory charges that we pass through to our customers. There were no such revenues from regulatory charges in the year ended December 31, 2005.  POS transaction volumes increased 2.8% to 6.0 billion transactions for the year ended December 31, 2006, from 5.8 billion transactions for the year ended December 31, 2005. We have negotiated contract renewals with some of our POS customers, and in several instances we agreed to pricing discounts in exchange for our customers commitment to maintain or increase their minimum transaction or revenue levels. As a result, it is likely our revenue per transaction will continue to decrease and, depending upon the number of transactions we transport, our POS revenues may continue to decrease.

International services division. Revenues from the international services division increased $11.7 million, or 12.4%, to $106.2 million for the year ended December 31, 2006, from $94.5 million for the year ended December 31, 2005. On a constant dollar basis, international services division revenues would have been $105.6 million for the year ended December 31, 2006.  The increase was primarily due to revenue contribution from  new products and services related to recent acquisitions and to a lesser extent revenue growth from countries in Europe and the Asia-Pacific Region. Revenues from our United Kingdom subsidiaries increased $3.9 million, or 6.9%, to $59.3 million for the year ended December 31, 2006, from $55.5 million for the year ended December 31, 2005. Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom, SAS.

Telecommunication services division. Revenues from the telecommunication services division increased $15.6 million, or 33.4%, to $62.1 million for the year ended December 31, 2006, from $46.6 million for the year ended December 31, 2005.

Included in telecommunications services revenues for the years ended December 31, 2006 and 2005 were approximately $6.4 million and $1.3 million, respectively, of revenues from regulatory charges that we pass through to our customers. Excluding the increase in pass-through revenues, the growth in revenues was primarily due to increased usage of our database access and call signaling services from new and existing customers. In 2006 one of our largest telecommunications services division customers completed multiple acquisitions in its industry, including acquisitions of several of our other telecommunications services division customers.  We recently negotiated a contract renewal with this significant customer in which we agreed to a pricing discount.  Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, potentially offset by customers seeking pricing discounts due to industry consolidation or other reasons.

Financial services division. Revenues from the financial services division increased $3.8 million, or 12.0%, to $35.1 million for the year ended December 31, 2006, from $31.3 million for the year ended December 31, 2005. The increase in revenues was due to increases in new endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings.  We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections do draw greater revenue per physical endpoint, they do require longer sales and installation lead times.

Cost of network services. Cost of network services increased $24.5 million, or 20.1%, to $146.2 million for the year ended December 31, 2006, from $121.7 million for the year ended December 31, 2005. Cost of network services were 51.1% of revenues for the year ended December 31, 2006, compared to 47.0% of revenues for the year ended December 31, 2005. The increase in cost of network services resulted primarily from higher usage charges from our telecommunications services and international services divisions, as well as an increase of approximately $6.3 million in regulatory charges in our telecommunications services and POS divisions that we pass through to our customers.  Included in cost of network services for the year ended December 31, 2006 are $0.9 million impairment of vending-related inventory, $0.8 million in stock-based compensation expense related to the adoption of SFAS No. 123R on January 1, 2006 and $0.6 million of severance primarily related to the 2006 Restructuring Plan.  Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.  Due to an increase in the fourth quarter of 2006 in the rates charged by one of the providers of toll-free access services we use to transport domestic dial-up POS transactions, we anticipate that the cost of network services associated with the POS division will increase between $5 million and $7 million in 2007.  The actual amount of this increase will depend upon a number of factors, including the number and average length of domestic toll-free POS transactions we transport in 2007 and our ability to find alternate providers of toll-free access services at lower costs.

Gross profit represented 48.9% of total revenues for the year ended December 31, 2006, compared to 53.0% for the year ended December 31, 2005. Excluding the incremental $6.3 million of regulatory charges in the POS and telecommunications services divisions, $0.9 million impairment of vending-related inventory, $0.8 million in stock-based compensation expense and $0.6 million of severance, our gross profit would have been 50.8% for the year ended December 31, 2006. The decrease in gross profit as a percentage of total revenues resulted primarily from increased contribution of our telecommunication services division, our lowest gross profit division, and to a lesser extent a decline in the gross profit of our POS division as a result of declines in our average revenue per transaction and increases in our access charges, partially offset by increased contribution from our international services and financial services divisions, our highest gross profit divisions. Any significant loss or significant reduction in transaction or query volumes could lead to a decline in gross profit since significant portions of our network costs are fixed costs.

Engineering and development expense. Engineering and development expense increased $6.7 million, or 42.9%, to $22.2 million for the year ended December 31, 2006, from $15.5 million for the year ended December 31, 2005. Engineering and development expense represented 7.8% of revenues for the year ended December 31, 2006 and 6.0% of revenues for the year ended December 31, 2005. Included in engineering and development expenses for the year ended December 31, 2006 is approximately $0.9 million of severance primarily associated with the 2006 Restructuring Plan.  Excluding this item, engineering and development expense increased primarily from an increase in engineering and development expenses required to support our international expansion and new product offerings in the telecommunications services and POS divisions, and to a lesser extent from an increase in stock-based compensation expense of approximately $1.2 million, primarily as a result of the adoption of SFAS No. 123R on January 1, 2006.

Selling, general and administrative expense. Selling, general and administrative expense increased $16.5 million, or 29.9%, to $71.8 million for the year ended December 31, 2006, from $55.2 million for the year ended December 31, 2005. Selling, general and administrative expense represented 25.1% of revenues for the year ended December 31, 2006, compared to 21.3% of revenues for the year ended December 31, 2005. Included in selling, general and administrative expenses for the year ended December 31, 2006 is approximately $4.3 million of severance primarily associated with the 2006 Restructuring Plan, a charge for expenses incurred by the special committee of our board of directors of approximately $1.5 million, and other legal costs of approximately $0.5 million related to the securities class action lawsuit. Included in selling, general and administrative expense for the year ended December 31, 2005 is a pre-tax benefit to earnings of $2.3 million, comprised of

$6.5 million of benefits from settlements of state sales tax liabilities, a $3.3 million charge related to a legal settlement, and $0.9 million of severance. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division, as well as new product offerings in our POS and telecommunications services divisions, and to a lesser extent, from an increase in stock-based compensation expense of approximately $2.9 million, primarily as a result of the adoption of SFAS No. 123R on January 1, 2006.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $3.2 million, or 17.1%, to $22.2 million for the year ended December 31, 2006, from $19.0 million for the year ended December 31, 2005. Depreciation and amortization of property and equipment represented 7.8% of revenues for the year ended December 31, 2006, compared to 7.3% of revenues for the year ended December 31, 2005. Depreciation expense increased primarily due to an increase in capital expenditures required to support our revenue growth, primarily in our telecommunications services and international services divisions.

Amortization of intangible assets. Amortization of intangible assets increased $2.0 million, or 9.0%, to $24.8 million for the year ended December 31, 2006, from $22.8 million for the year ended December 31, 2005. Included in amortization of intangible assets for the year ended December 31, 2006 is approximately $1.1 million of expense associated with the impairment of vending-related intangible assets.  In the years ended December 31, 2006 and 2005, we accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers by $2.2 million and $3.8 million, respectively.  Excluding these items, the increase in amortization of intangible assets is primarily related to the amortization of intangible assets from acquisitions that we completed in 2005 and 2006. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue.  Based on the outcome of our contract negotiations with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2007 and thereafter.  The intangible asset value attributable to this customer relationship is approximately $22.4 million as of December 31, 2006.  We assessed the recoverability of this customer relationship asset based upon anticipated future cash flows and concluded that no impairment existed as of December 31, 2006.

Interest expense. Interest expense increased $0.2 million to $9.3 million for the year ended December 31, 2006, from $9.1 million for the year ended December 31, 2005. Included in interest expense for the year ended December 31, 2005 is approximately $1.1 million of deferred financing costs in connection with the termination of our 2004 senior secured credit facility.  Excluding this amount, interest expense increased primarily as a result of increased borrowings under our amended and restated senior secured credit facility, and to a lesser extent from increases in our borrowing rate.

Interest income. Interest income was approximately $0.6 million for the year ended December 31, 2006 compared to approximately $0.7 million for the year ended December 31, 2005.

Other income (expense), net.  Other income (expense), net was approximately $2.2 million of income for the year ended December 31, 2006 compared to approximately $0.7 million of expense for the year ended December 31, 2005. Included in other income (expense), net for the year ended December 31, 2006 is a gain on foreign currency transactions of approximately $2.1 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a loss on foreign currency transactions of $0.8 million for the year ended December 31, 2005.

Income tax benefit (provision). For the year ended December 31, 2006, our income tax benefit was $2.6 million compared to a provision of $7.2 million for the year ended December 31, 2005. Our effective tax rate for the year ended December 31, 2006 is 21.1% versus the U.S. federal statutory tax rate of 34.0%, due primarily to lower tax rates in certain international jurisdictions in which we have operations and losses in certain jurisdictions and losses associated with our equity method investments against which a valuation allowance has been recognized.

Equity in net loss of unconsolidated affiliates. For the year ended December 31, 2006, our equity in net loss of unconsolidated affiliates was $5.2 million compared to $2.7 million for the year ended December 31, 2005. Included in equity in net loss of unconsolidated affiliates for the year ended December 31, 2006 is an other-than-temporary impairment charge of approximately $1.3 million related to our investment in Way Systems, Inc.  Excluding this item, the increased loss was due to additional losses recorded on our equity method investments, primarily relating to our investments in Way Systems, Inc. and IP Commerce, Inc. As of December 31, 2006, we have a $0.9 million long-term investment in an unconsolidated affiliate. We expect to incur losses on this investment in 2007, and we may continue to incur losses on it thereafter.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

International services division. Revenues from the international services division increased $16.9 million, or 21.9%, to $94.5 million for the year ended December 31, 2005, from $77.5 million for the year ended December 31, 2004. The increase was primarily due to additional revenues generated from our POS and financial services customers in the United Kingdom, Australia, France, Germany, Ireland and Italy. Revenues from our United Kingdom subsidiary increased $8.3 million, or 15.0%, to $55.5 million for the year ended December 31, 2005, from $47.1 million for the year ended December 31, 2004.

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

Cost of network services. Cost of network services increased $1.3 million, or 1.1%, to $121.7 million for the year ended December 31, 2005, from $120.4 million for the year ended December 31, 2004. Cost of network services were 47.0% of revenues for the year ended December 31, 2005, compared to 48.3% of revenues for the year ended December 31, 2004. The increase in cost of network services resulted primarily from higher usage charges from our telecommunication services, financial services and international services divisions, offset primarily by lower usage charges from decreased POS transactions, and to a lesser extent a decrease in usage-based vendor telecommunications charges in our POS division.

Gross profit represented 53.0% of total revenues for the year ended December 31, 2005, compared to 51.7% for the year ended December 31, 2004. The increase in gross profit as a percentage of total revenues resulted primarily from increased contribution of our international services division and financial services division, our highest gross profit divisions, and to a lesser extent the decrease in usage-based vendor telecommunications charges. These increases were partially offset by the decline in gross profit of our POS business as we transported fewer transactions over our fixed cost network, as well as from increased contribution from our telecommunications services division, our lowest gross profit division.

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

Selling, general and administrative expense. Selling, general and administrative expense increased $6.0 million, or 12.1%, to $55.2 million for the year ended December 31, 2005, from $49.3 million for the year ended December 31, 2004. Selling, general and administrative expense represented 21.3% of revenues for the year ended December 31, 2005, compared to 19.8% of revenues for the year ended December 31, 2004. Selling, general and administrative expense increased primarily from the incremental costs necessary to operate as a public company, and to a lesser extent the expenses required to support our revenue growth, mainly within the international services division. Included in selling, general and administrative expense for the year ended December 31, 2005 is a pre-tax benefit to earnings of $2.3 million, comprised of $6.5 million of benefits from settlements of state sales tax liabilities, a $3.3 million charge related to a legal settlement and a $0.9 million charge related to severance. Excluding this $2.3 million pre-tax benefit, selling, general and administrative expense was $57.5 million for the year ended December 31, 2005.

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

Interest income. Interest income was approximately $0.7 million for the year ended December 31, 2005 compared to $0.3 million of income for the year ended December 31, 2004.

Other (expense) income, net. Other (expense) income, net was approximately $0.7 million of expense for the year ended December 31, 2005 compared to approximately $1.3 million of income for the year ended December 31, 2004. Included in other (expense) income, net for the year ended December 31, 2005 is a loss on foreign currency translation of $0.8 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately, the euro, the British pound and the Australian dollar, versus a gain on foreign currency translation of $1.1 million for the year ended December 31, 2004.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. The borrowings under our amended and restated senior secured credit facility were used to finance the stock repurchase on May 5, 2005, as well as to repay the amounts outstanding under our 2004 senior secured credit facility. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our amended and restated senior secured credit facility, will be adequate to meet our anticipated needs for the foreseeable future. We are evaluating our current capital structure with a view towards seeking ways to enhance shareholder value and as a result we may elect to incur additional debt. In addition, although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

Our operations provided us cash of $35.1 million for the year ended December 31, 2006, which was attributable to a net loss of $9.9 million, depreciation, amortization and other non-cash charges of $57.7 million and a decrease in working capital of $12.7 million. Our operations provided us cash of $51.3 million for the year ended December 31, 2005, which was attributable to net income of $5.8 million, depreciation, amortization and other non-cash charges of $51.0 million and a decrease in working capital of $5.5 million. Our operations provided us cash of $54.9 million for the year ended December 31, 2004, which was attributable to net income of $5.0 million, depreciation, amortization and other non-cash charges of $50.2 million and a decrease in working capital of $0.3 million.

We used cash of $53.1 million in investing activities for the year ended December 31, 2006, which includes capital expenditures of $25.0 million. We also purchased certain assets of InfiniRoute for $2.5 million and Sonic for $6.0 million. We also acquired CommsXL for $11.1 million and JPG for $8.3 million. We used cash of $33.4 million in investing activities for the year ended December 31, 2005, which includes capital expenditures of $21.6 million. In addition, we made investments of $2.6 million in WAY Systems and $2.9 million in IP Commerce. We also purchased certain assets of FusionPoint for $3.5 million, Process Logistics for $0.6 million and Arval for $0.9 million. We also acquired Connet-Ro for $1.3 million. We used cash of $38.5 million in investing activities for the year ended December 31, 2004, which includes capital expenditures of $23.4 million. In addition, we spent $6.1 million and $3.7 million, respectively, to purchase the Synapse and vending assets from USWD to facilitate our objective to enhance our POS services. We also spent $1.7 million to purchase certain assets from ICG Telecom Group, Inc. to facilitate our objective to expand our telecommunications services. We also made investments of $2.5 million in WAY Systems, Inc. and $1.0 million in AK Jensen Group, Limited. Significant portions of our capital expenditures in each period were for network equipment, third-party software and capitalized software development costs we incurred to expand our network platforms and service our customer requirements. Our remaining capital expenditures were for office equipment and leasehold improvements and for general corporate purposes. We currently have no significant capital spending or purchase commitments but expect to continue to engage in capital spending in the ordinary course of business.

We generated cash of $9.9 million from financing activities for the year ended December 31, 2006, which includes $9.9 million of borrowings under our amended and restated senior secured credit facility, the proceeds of which were used to partially finance business acquisitions. We used cash of $10.1 million for financing activities for the year ended December 31, 2005, which includes borrowings under our amended and restated senior secured credit facility, net of financing costs, of $165.2 million that were used to finance the purchase and retirement of 6,263,435 shares of our common stock at a price of $18.50 per share plus expenses for approximately $116.9 million and to repay $48.0 million of long-term debt under our 2004 senior secured credit facility. We used the net proceeds from our follow-on offering in September 2005 of approximately $46.1 million to repay long-term debt under our amended and restated senior secured credit facility. In addition, we made long-term debt repayments of $8.4 million on our amended and restated senior secured credit facility, a portion of which was applied to the current maturity in 2006 and an additional $3.0 million on our 2004 senior secured credit facility. We also received proceeds from the exercise of employee stock options of approximately $1.5 million. We used cash of $7.5 million for financing activities for the year ended December 31, 2004, which included $35.4 million of long-term debt repayments on our 2004 senior secured credit facility and $150.4 million of long-term debt repayments under our 2001 senior secured credit facility with the net proceeds generated from our IPO in March 2004 of $71.5 million, net proceeds from our follow-on offering in the fourth quarter 2004 of $22.2 million and borrowings under our 2004 credit facility, net of financing costs, of $79.0 million. We also borrowed $5.5 million in May 2004 under our 2004 credit facility, the proceeds of which were used to fund the acquisition of the Synapse assets from USWD.

Amended and Restated Senior Secured Credit Facility

On May 4, 2005, we entered into an amended and restated senior secured credit facility to finance the stock repurchase and to replace our 2004 senior secured credit facility. The amended and restated senior secured credit facility consists of a $165.0 million term loan and a revolving credit facility of $30.0 million, under which there were $9.9 million of borrowings as of December 31, 2006. The amended and restated senior secured credit facility matures May 4, 2012. Payments on the term loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve-month period until paid in full and then applied to the term loan in inverse order of maturity. As of December 31, 2006, total remaining payments on the amended and restated senior secured credit facility are as follows (in thousands):

2007	$1,650
2008	1,650
2009	1,650
2010	1,650
2011	1,650
Thereafter	115,063
$123,313

For the period through December 31, 2006, borrowings on the revolving credit facility and the term loan bore interest at a rate of 2.00 percent over the LIBOR rate (7.4 percent as of December 31, 2006). Thereafter, if we achieve a leverage ratio of less than 1.75, the borrowings on the revolving credit facility and the term loan generally will bear interest at a rate, at our option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. Our leverage ratio as of December 31, 2006 was 2.0 to 1.0. The revolving credit facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the revolving credit facility. Interest payments on the amended and restated senior secured credit facility are due monthly, bimonthly, or quarterly at our option.

The terms of the amended and restated senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of December 31, 2006, we were required to maintain a leverage ratio of less than 2.25 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the amended and restated senior secured credit facility. The amended and restated senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Our future results of operations and our ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of our debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the amended and restated senior secured credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the amended and restated senior secured revolving credit facility. The amended and restated senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

The Company was in compliance with the financial covenants of the amended and restated senior secured credit facility as of December 31, 2006. Although the Company was in technical default of a non-financial covenant under that credit facility as of December 31, 2006 for the inadvertent failure to timely deliver to the lender as additional collateral a share certificate from a permitted and immaterial acquisition in 2006, since that date the Company and the requisite lenders have entered into an agreement waiving that technical default.  As of December 31, 2006, the Company was in compliance with all other non-financial covenants of the amended and restated senior secured credit facility.

Long-term investments

In April 2003, we made an investment in LinkSpot Networks, Inc., a company that provides wireless Internet access to recreational vehicle parks. We purchased 3.2 percent of the company’s common shares for $0.1 million and obtained representation on the company’s board of directors. In July 2003, we entered into an agreement to provide services to the company and, as consideration, received stock valued at $0.3 million for an additional 7.9 percent of the company’s common shares. In May 2004, our investment in common shares was converted into 13.1 percent of the company’s Series A preferred shares. In May 2004, we also made an additional $0.1 million investment to purchase 3.7 percent of the company’s Series A preferred shares and the company exercised its right under the existing services agreement to receive additional services from us valued at $0.3 million in exchange for 9.4 percent of the company’s Series A preferred shares. We accounted for this investment under the equity method of accounting. During the year ended December 31, 2004, we wrote-down the remaining investment value to zero. For the year ended December 31, 2004, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.7 million.

In August 2004, we made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. We purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. In March 2005, we made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock representing an additional 1.9 percent of WAY’s outstanding shares. In July 2005, we made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum due January 1, 2009. In September 2005, we exercised our option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. As of December 31, 2006, we owned 17.2 percent of WAY’s outstanding shares. We are accounting for this investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of WAY’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004, 2005 and 2006, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million, $1.4 million and $2.1 million, respectively.  In addition during 2006, in conjunction with our decision to not advance additional capital to WAY and continuing operating losses incurred by WAY, we determined our WAY investment was impaired and recorded a $1.3 million charge that reduced the carrying value of our investment to zero.  This impairment charge is also included in equity in net loss of unconsolidated affiliates in the accompanying consolidated statement of operations.

In September 2004, we made an investment in AK Jensen Group, Limited (AKJ), a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. We purchased 94,429 common shares or 8.4% of AKJ’s total outstanding shares for $1.0 million and obtained representation on AKJ’s board of directors. We are accounting for this investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of AKJ’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004, 2005 and 2006 we recognized a net loss in the equity of an unconsolidated affiliate of approximately $35,000, $124,000 and $15,000, respectively.  As of December 31, 2006, the carrying value of our AKJ investment was approximately $0.9 million.

In January 2005, we made an investment in IP Commerce, Inc., a company that provides operating software to facilitate the authorization of IP-based retail payment transactions. We purchased 2,368,545 Series A preferred shares or 39.9 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, we made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which was payable on demand, no earlier than February 1, 2007. In March 2006, we exercised our right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. As of December 31, 2006, we owned 24.2 percent of IP Commerce’s total outstanding shares. We are accounting for this investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2005 and 2006, we recognized a net loss in the equity of an unconsolidated affiliate of approximately $1.1 million and $1.8 million.  As of December 31, 2006, the carrying value of our investment in IP Commerce was zero.

Commitments

The following table summarizes our contractual obligations as of December 31, 2006 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$123,313	$1,650	$1,650	$1,650	$1,650	$1,650	$115,063
Operating lease obligations	42,891	7,304	6,273	5,891	5,781	5,503	12,139
	$166,204	$8,954	$7,923	$7,541	$7,431	$7,153	$127,202

We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our amended and restated senior secured credit facility or future debt or equity financings.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report. We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill and other intangible assets and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provided for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. During the year ended December 31, 2005, we decided to repatriate and ultimately did repatriate, $16.1 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004. Accordingly, we recorded an additional income tax provision of approximately $0.9 million related to this decision. We intend to reinvest the remaining undistributed foreign earnings indefinitely and, therefore, no provision for U.S. income taxes was provided against these undistributed earnings.

Adoption of SFAS No. 123R

We adopted SFAS No. 123R “Share Based Payments” (SFAS No. 123R) following the modified prospective transition method effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. The adoption of SFAS No. 123R reduced income from operations by approximately $3.2 million and basic and diluted earnings per share (“EPS”) by approximately $0.14 for the year ended December 31, 2006. The current compensation structure, or changes therein, as well as any subsequent stock based compensation plan activity could result in an increase in the impact of SFAS 123R in 2007 and thereafter.

Prior to the adoption of SFAS No. 123R, we followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in its accounting for stock compensation and recorded stock-based compensation based on the intrinsic value method. Stock compensation expense, related to restricted stock units, recognized in the year ended December 31, 2005 reduced net income by approximately $1.5 million. Prior to the adoption of SFAS No. 123R, we did not make estimates for forfeitures and recognized compensation cost assuming all restricted stock awards would vest and reversed compensation cost for forfeited awards when the awards were actually forfeited.  Upon adoption of SFAS No. 123R, we recorded a cumulative effect of a change in accounting principle, net of tax of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards.  As of December 31, 2006, the total compensation cost related to unvested stock options and restricted stock units that has not yet been recognized was approximately $12.6 million, which we expect to recognize over a weighted average period of approximately 2.5 years.

Refer to Note 6 of our consolidated financial statements included elsewhere in this report for a complete discussion of our stock-based compensation plans and the adoption of SFAS No. 123R.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”. FIN No. 48 establishes a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective as of January 1, 2007. We are currently assessing the potential impact on retained earnings upon adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS No. 158 is effective as of December 31, 2006, except for the measurement date provisions, which are effective December 31, 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

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

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2006, we had $123.3 million outstanding under our amended and restated senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on December 31, 2006 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.2 million to our annual interest expense.

As of December 31, 2006, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 21 countries outside of the U.S., including the United Kingdom, Australia, Austria, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the year ended December 31, 2006, we recorded a gain on foreign currency transactions of approximately $2.1 million.

Item 8.    Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of TNS, Inc.:

We have audited the accompanying consolidated balance sheets of TNS, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 1 to the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TNS, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of TNS, Inc.:

We have audited management’s assessment, included in the accompanying management report located in Item 9A that TNS, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TNS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TNS, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TNS, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of TNS, Inc. and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 7, 2007

TNS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(in thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,628	$17,322
Accounts receivable, net of allowance for doubtful accounts of $5,260 and $6,435, respectively	48,773	64,985
Prepaid expenses	4,407	4,931
Deferred tax assets	5,236	2,875
Other current assets	5,813	10,232
Total current assets	90,857	100,345

Property and equipment, net	52,448	58,376
Identifiable intangible assets, net	187,233	192,700
Goodwill	5,160	12,043
Deferred tax assets, net	5,551	13,096
Other assets	10,935	5,117
Total assets	$352,184	$381,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,650
Accounts payable, accrued expenses and other current liabilities	46,933	51,751
Deferred revenue	10,810	15,115
Total current liabilities	57,743	68,516

Long-term debt, net of current portion	113,448	121,663
Deferred tax liabilities	—	6,440
Other liabilities	3,147	5,793
Total liabilities	174,338	202,412

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 23,998,715 shares issued and 23,971,001 shares outstanding and 24,145,804 shares issued and 24,113,434 shares outstanding, respectively	24	24
Treasury stock, 27,714 shares and 32,370 shares, respectively	(517)	(605)
Additional paid-in capital	217,434	218,099
Accumulated deficit	(31,567)	(41,463)
Deferred stock compensation	(7,150)	—
Accumulated other comprehensive (loss) income	(378)	3,210
Total stockholders’ equity	177,846	179,265
Total liabilities and stockholders’ equity	$352,184	$381,677

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2005	2006
	(in thousands, except per share and share amounts)
Revenues	$249,112	$258,940	$286,160
Operating expenses:
Cost of network services, exclusive of the items shown separately below	120,356	121,682	146,181
Engineering and development	14,688	15,521	22,187
Selling, general, and administrative	49,264	55,245	71,757
Depreciation and amortization of property and equipment	20,205	18,972	22,208
Amortization of intangible assets	28,573	22,773	24,820
Total operating expenses	233,086	234,193	287,153

Income (loss) from operations	16,026	24,747	(993)
Interest expense	(7,341)	(9,052)	(9,261)
Interest income	305	674	598
Other income (expense), net	1,296	(699)	2,197
Income (loss) before income tax provision, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	10,286	15,670	(7,459)
Income tax (provision) benefit	(4,263)	(7,218)	2,665
Equity in net loss of unconsolidated affiliates	(1,039)	(2,686)	(5,186)
Income (loss) before cumulative effect of a change in accounting principle	4,984	5,766	(9,980)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84
Net income (loss)	4,984	5,766	(9,896)
Dividends on preferred stock	(3,428)	—	—
Net income (loss) attributable to common stockholders	$1,556	$5,766	$(9,896)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.06	$0.24	$(0.41)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—
Net income (loss)	$0.06	$0.24	$(0.41)
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.06	$0.23	$(0.41)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—
Net income (loss)	$0.06	$0.23	$(0.41)
Basic weighted average common shares outstanding	24,114,348	24,518,578	24,075,710
Diluted weighted average common shares outstanding	24,449,283	24,766,971	24,075,710

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Total
				Additional		Deferred	other	stockholders’	Comprehensive
	Common Stock		Treasury	paid-in	Accumulated	stock	comprehensive	(deficit)	income
	Shares	Amount	Stock	capital	deficit	compensation	income (loss)	equity	(loss)
	(in thousands, except per share and share amounts)
Balance, December 31, 2003	12,373,370	$12	$—	$2,277	$(38,889)	$(173)	$(739)	$(37,512)
Issuance of common stock	5,622,976	6	—	93,700	—	—	—	93,706
Conversion of preferred stock to common stock	9,984,712	10	—	179,715	—	—	—	179,725
Dividends on preferred stock	—	—	—	—	(3,428)	—	—	(3,428)
Exercise of employee stock options	14,995	—	—	307	—	—	—	307
Stock compensation expense	—	—	—	5,767	—	(4,593)	—	1,174
Foreign currency translation	—	—	—	—	—	—	3,542	3,542	$3,542
Net income	—	—	—	—	4,984	—	—	4,984	4,984
Balance, December 31, 2004	27,996,053	28	—	281,766	(37,333)	(4,766)	2,803	242,498
Total, December 31, 2004									$8,526
Issuance of common stock	2,100,000	2	—	46,064	—	—	—	46,066
Repurchase and retirement of common stock	(6,263,435)	(6)	—	(116,863)	—	—	—	(116,869)
Purchase of treasury stock	—	—	(517)	—	—	—	—	(517)
Exercise of employee stock options	74,431	—	—	1,531	—	—	—	1,531
Issuance of common stock upon vesting of restricted stock units	91,666	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	4,936	—	(2,384)	—	2,552
Foreign currency translation	—	—	—	—	—	—	(3,181)	(3,181)	$(3,181)
Net income	—	—	—	—	5,766	—	—	5,766	5,766
Balance, December 31, 2005	23,998,715	24	(517)	217,434	(31,567)	(7,150)	(378)	177,846
Total, December 31, 2005									$2,585
Reclassification of deferred stock compensation upon adoption of SFAS No. 123R	—	—	—	(7,150)	—	7,150	—	—
Exercise of employee stock options	16,758	—	—	350	—	—	—	350
Issuance of common stock upon vesting of restricted stock units	130,331	—	—	—	—	—	—	—
Purchase of treasury stock			(88)	—	—	—	—	(88)
Stock compensation expense	—	—	—	7,465	—	—	—	7,465
Foreign currency translation	—	—	—	—	—	—	3,588	3,588	$3,588
Net loss	—	—	—	—	(9,896)	—	—	(9,896)	(9,896)
Balance, December 31, 2006	24,145,804	$24	$(605)	$218,099	$(41,463)	$—	$3,210	$179,265
Total, December 31, 2006									$(6,308)

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,984	$5,766	$(9,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,205	18,972	22,208
Amortization of intangible assets	28,573	22,773	24,820
Deferred income tax (benefit) provision	(3,707)	1,692	(2,452)
(Gain) loss on disposal of property and equipment	(162)	138	—
Amortization and write-off of deferred financing costs	3,116	2,261	485
Equity in net loss of unconsolidated affiliates	1,039	2,686	5,186
Stock compensation	1,174	2,552	7,465
Excess tax benefits from share based payments	—	—	(30)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,406)	(577)	(12,001)
Other current and noncurrent assets	(2,968)	(456)	(4,045)
Accounts payable and accrued expenses	1,365	955	(2,144)
Deferred revenue	6,149	(3,646)	2,881
Other current and noncurrent liabilities	1,567	(1,819)	2,644
Net cash provided by operating activities	54,929	51,297	35,121
Cash flows from investing activities:
Purchases of property and equipment	(23,382)	(21,586)	(25,005)
Cash paid for business acquisitions, net of cash acquired	(11,555)	(6,303)	(28,086)
Investments in unconsolidated affiliates	(3,600)	(5,505)	—
Net cash used in investing activities	(38,537)	(33,394)	(53,091)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $1,979, $2,727 and $—, respectively	79,031	165,188	—
Borrowings on revolving credit facility	5,500	—	9,866
Repayment of long-term debt	(185,906)	(105,468)	—
Payment of refinancing costs	—	(75)	(225)
Payment of dividends on preferred stock	(173)	—	—
Proceeds from stock option exercises	307	1,531	350
Proceeds from issuance of common stock, net of issuance costs of $9,914, $2,759 and $—, respectively	93,706	46,066	—
Purchase and retirement of common stock, inclusive of fees of $996	—	(116,869)	—
Purchase of treasury stock	—	(517)	(88)
Net cash (used in) provided by financing activities	(7,535)	(10,144)	9,903
Effect of exchange rates on cash and cash equivalents	(143)	(919)	(1,239)
Net increase (decrease) in cash and cash equivalents	8,714	6,840	(9,306)
Cash and cash equivalents, beginning of period	11,074	19,788	26,628
Cash and cash equivalents, end of period	$19,788	$26,628	$17,322
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,928	$6,390	$8,619
Cash paid for income taxes	$6,262	$5,042	$10,244

See accompanying notes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.   The Company:

Business Description

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

Offerings of Common Stock and Stock Repurchase

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. POS services revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s networks, between payment processors and POS or ATM terminals. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and validation services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s networks. Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer’s minimum purchase commitments under the contract. Deferred customer incentives were approximately $3.4 million and $2.8 million as of December 31, 2005 and 2006, respectively, of which approximately $1.6 million and $1.9 million was classified in other current assets as of December 31, 2005 and 2006, respectively, and the remaining balance was classified in other assets in the accompanying consolidated balance sheets.

In addition, the Company receives installation fees related to the configuration of the customers’ systems. Revenue from installation fees is being deferred and recognized ratably over the customer’s contractual service period, generally three years. Installation fees were approximately $1.8 million, $2.6 million, and $2.6 million for the years ended December 31, 2004, 2005 and 2006, respectively. Approximately $3.3 million and $4.4 million of installation fees are included in deferred revenue as of December 31, 2005 and 2006, respectively.

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed by the Company as incurred. Direct costs of installations are deferred and amortized over three years. Deferred installation costs as of December 31, 2005 and 2006 were approximately $1.7 million and $2.2 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. The Company recognizes a liability for telecommunication charges based upon network services utilized at historical invoiced rates. Depreciation expense on network equipment was approximately $12.3 million, $11.2 million, and $13.4 million for the years ended December 31, 2004, 2005 and 2006, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Amortization expense on developed technology, an intangible asset recorded in the acquisitions of Transaction Network Services, Inc., CommsXL and Sonic and the Synapse, vending and InfiniRoute assets (see Note 3), was approximately $12.2 million, $5.6 million, and $5.1 million for the years ended December 31, 2004, 2005 and 2006, respectively and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2006, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Inventory consists primarily of network and computer parts and equipment. The Company’s products are subject to technological change and changes in the Company’s respective competitive markets. It is possible that new product launches or changes in customer demand could result in unforeseen changes in inventory requirements for which no write-down has been recorded. During the year ended December 31, 2006, the Company recorded an impairment charge on its obsolete vending inventory of approximately $0.9 million which is included in cost of network services in the accompanying consolidated statement of operations (See Note 3).  Inventory, as of December 31, 2005 and 2006, is approximately $1.7 million and $1.8 million, respectively, and is included in other current assets in the accompanying consolidated balance sheets.

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

For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset. For the Company’s customer relationship assets, the Company recognizes and measures impairment upon the significant loss of revenue from a customer. Included in amortization of intangibles expense for the year ended December 31, 2004, 2005 and 2006 is approximately $3.4 million, $3.8 million and $2.2 million, respectively, in accelerated amortization on a portion of the Company’s customer relationship assets in connection with the loss of certain customers during those respective periods. The Company experienced revenue and transaction volume declines with a major customer during 2004, 2005 and 2006. The customer relationship intangible asset assigned to this customer is approximately $22.4 million as of December 31, 2006. The Company assessed the recoverability of this customer relationship intangible asset based upon anticipated undiscounted future cash flows and concluded that no impairment existed as of December 31, 2006.

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

Property and Equipment

Property and equipment is recorded at acquisition date cost or fair value, net of accumulated depreciation and amortization. Replacements and improvements that extend the useful life of property and equipment are capitalized. In accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs for internal use software that are incurred in the preliminary project stage and the post-implementation and operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

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

Amortization of intangible assets is recorded on a straight-line basis or accelerated basis over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis. Amortization periods are as follows:

Developed technology	4 -15 years
Trade names	20 years
Customer relationships	5 - 20 years
Non-compete agreements	2 or 3 years

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

Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. For the period prior to the Company’s initial public offering on March 16, 2004, the effect of the Class A Preferred Stock converting into shares of common stock was not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive. In addition, the treasury stock effect of options to purchase 1,808,453 shares of common stock and 367,079 restricted stock units that were outstanding as of December 31, 2006 were excluded from the computation of diluted net loss per common share for the year ended December 31, 2006 as their effect would have been anti-dilutive.

The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2004	2005	2006
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$4,984	$5,766	$(9,980)
Cumulative effect of a change in accounting principle, net of tax	—	—	84
Net income (loss)	$4,984	$5,766	$(9,896)
Dividends on preferred stock	(3,428)	—	—
Net income (loss) attributable to common stockholders	$1,556	$5,766	$(9,896)
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,114,348	24,518,578	24,075,710
Treasury stock effect of unvested common stock	247,101	101,811	—
Treasury stock effect of options	87,834	146,582	—
Diluted weighted average common shares outstanding	24,449,283	24,766,971	24,075,710
Net income (loss) per common share:
Basic income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.06	$0.24	$(0.41)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—
Net income (loss)	$0.06	$0.24	$(0.41)
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.06	$0.23	$(0.41)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—
Net income (loss)	$0.06	$0.23	$(0.41)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment”, using the modified prospective transition method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been restated. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and in accordance with SFAS No. 123R for all awards granted or modified after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company followed Accounting Principles Board (APB) Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, the Company generally recognized no compensation cost for employee stock options. Refer to Note 6 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS No. 123R.

Foreign Currency Translation

The Company has operations in 21 countries outside the United States including Australia, Austria, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand, and the United Kingdom. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. For the years ended December 31, 2004, 2005 and 2006, the Company recorded a foreign exchange gain (loss) of $1.1 million, $(0.8) million and $2.1 million, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations. Foreign exchange risk is managed through the structure of the business.

Comprehensive Income (Loss)

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from the determination of net income. The elements within other comprehensive income, net of tax, consisted of foreign currency translation adjustments and the changes in the market value and expiration of the Company’s derivative instruments. The cumulative foreign currency translation adjustment as of December 31, 2005 and 2006 was approximately $0.4 million decrease to equity and a $3.2 million increase to equity, respectively. As of December 31, 2005 and 2006, accumulated other comprehensive income consisted solely of foreign exchange translation gains.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”. FIN No. 48 establishes a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the potential impact on retained earnings upon adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS No. 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS No. 158 is effective for the Company as of December 31, 2006, except for the measurement date provisions, which are effective December 31, 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

3.   Acquisitions and Long-Term Investments:

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

The amounts allocated to the Synapse and vending intangible assets are being amortized over their estimated useful lives of five years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of these acquisitions beginning May 21, 2004.

During the year ended December 31, 2006, following a decision to adopt a new vending technology platform, the Company recorded an impairment charge of approximately $1.1 million to write-off the remaining unamortized vending developed technology asset, included in amortization of intangible assets, a $0.9 million charge for obsolete inventory, included in cost of network services and accelerated amortization on capitalized software assets of approximately $0.4 million, included in depreciation and amortization of property and equipment in the accompanying consolidated statement of operations.

Acquisition of Assets from ICG

In November 2004, the Company acquired the right to provide telecommunications services under customer contracts from ICG Telecom Group, Inc. for a purchase price of $1.7 million, plus an agreement to provide telecommunications services valued at $0.7 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The $2.4 million allocated to customer relationships is being amortized on a straight-line basis over their estimated useful lives of five years. Unaudited pro forma results of operations are not provided, because the historical operating results were not significant and pro forma results would not be significantly different from reported results for periods presented. The Company’s results of operations include the operating results of this acquisition beginning November 9, 2004.

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

The amount allocated to customer relationships is being amortized on a straight-line basis over their estimated useful life of three years and the amount allocated to the non-compete agreement is being amortized over its’ estimated useful life of two years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of the acquisition beginning May 12, 2005.

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

The purchase price for the Process Logistics assets was allocated as follows (in thousands):

Customer relationship	$417
Non-compete agreement	53
Capitalized software	88
Net assets acquired	$558

The amount allocated to the customer relationship is being amortized on a straight-line basis over its estimated useful life of five years and the amount allocated to the non-compete agreement is being amortized over its estimated useful life of three years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of the acquisition beginning August 2, 2005.

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

The purchase price was allocated as follows (in thousands):

Other current assets	$450
Property and equipment	294
Customer relationship	1,292
Non-compete agreements	125
Accounts payable, accrued expenses and other liabilities	(572)
Net assets acquired	$1,589

The amounts allocated to the customer relationship and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively.  Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.  The Company’s results of operations include the operating results of the acquisition beginning December 13, 2005.

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

The purchase price for the Arval assets was allocated as follows (in thousands):

Customer relationships	$493
Non-compete agreements	91
Fixed Assets	328
Net assets acquired	$912

The amounts allocated to the customer relationships and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.  The Company’s results of operations include the operating results of the acquisition beginning January 1, 2006.

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

The purchase price for CommsXL was allocated as follows (in thousands):

Current assets	$2,328
Property and equipment	70
Other assets	130
Customer relationships	6,578
Developed technology	1,835
Non-compete agreements	1,167
Goodwill	4,966
Deferred revenue	(993)
Accounts payable, accrued expenses and other liabilities	(1,221)
Deferred tax liability	(2,874)
Net assets acquired	$11,986

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of seven years, seven years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of these acquisitions beginning January 6, 2006.

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

The purchase price for the InfiniRoute assets was allocated as follows (in thousands):

Current assets	$272
Property and equipment	764
Customer relationships	696
Developed technology	695
Non-compete agreements	109
Net assets acquired	$2,536

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of three years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for include the operating results of this acquisition beginning March 1, 2006.

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

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on an accelerated basis over their estimated useful life of seven years, seven years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of this acquisition beginning March 13, 2006.

JPG Telecom, SAS Acquisition

On September 8, 2006, the Company acquired all of the outstanding shares of JPG Telecom, SAS (JPG), a French telecommunications provider to the POS market, for a purchase price of $8.3 million, plus direct acquisition costs of approximately $0.2 million.  The Company purchased JPG primarily to increase its market share of the French POS market.

The purchase price for JPG was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$231
Accounts receivable	2,850
Customer relationships	11,166
Non-compete agreements	717
Deferred tax liability	(3,921)
Accounts payable, accrued expenses and other liabilities	(2,530)
Net assets acquired	$8,513

The amounts allocated to the customer relationships and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations for the year ended December 31, 2006 include the operating results of this acquisition beginning September 1, 2006.

Long-Term Investments

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

In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. As of December 31, 2004, the Company owned 18.1 percent of WAY’s total outstanding shares. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock representing an additional 1.9 percent of WAY’s outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. As of December 31, 2006, the Company owned approximately 17.2 percent of WAY’s total outstanding shares. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of WAY through its representation on the board of directors. Due to timing of the receipt of WAY’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004, 2005 and 2006, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $0.3 million, $1.4 million and $2.0 million, respectively.  In addition during 2006, in conjuction with management’s decision to not advance additional capital to WAY and continuing and projected operating losses from WAY, the Company determined its WAY investment was impaired and recorded a $1.3 million charge to reduce the carrying value of its WAY investement to zero.  This impairment charge is also included in equity in net loss of unconsolidated affiliates in the accompanying consolidated statement of operations.

Summarized financial information for the Company’s investment in WAY is as follows (in thousands):

	December 31,
	2005	2006
Current assets	$12,473	$7,692
Non-current assets	743	763
Current liabilities	1,956	3,828
Non-current liabilities	—	5,000

	Year ended December 31,
	2004	2005	2006
Revenue	$293	$3,657	$8,098
Gross margin	(25)	781	2,763
Net loss	(4,091)	(8,409)	(11,575)
Company’s equity in net loss	(331)	(1,438)	(2,030)
Company’s other-than-temporary impairment	—	—	(1,339)

The Company did not include audited financial statements for WAY because, in the opinion of management, this information does not provide meaningful information to the Company’s investors as the carrying value of its WAY investement was zero as of December 31, 2006 and the Company’s decsion to not advance any future capital to WAY.

In September 2004, the Company made an investment in AK Jensen Group, Limited (AKJ), a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. The Company purchased 94,429 common shares for $1.0 million and obtained representation on the AKJ’s board of directors. As of December 31, 2006, the Company owned approximately 6.6 percent of AKJ’s total outstanding shares. The Company is accounting for its investment under the equity method of accounting as the Company has significant influence over the financing and operating activities of AKJ through its representation on the board of directors. Due to timing of the receipt of AKJ’s financial statements, TNS is accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004, 2005 and 2006 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $35,000, $0.1 million and $15,000, respectively. The carrying value of the AKJ investment was approximately $0.9 million at December 31, 2006.

Summarized financial information for the Company’s investment in AKJ is as follows (in thousands):

	December 31,
	2005	2006
Current assets	$2,234	$4,042
Non-current assets	10,247	13,332
Current liabilities	743	5,009
Non-current liabilities	350	—

	Year ended December 31,
	2004	2005	2006
Revenue	$4,047	$8,564	$21,701
Gross margin	606	716	4,091
Net loss	(1,673)	(1,242)	(1,064)
Company’s equity in net loss	(35)	(124)	(15)

In January 2005, the Company made an investment in IP Commerce, Inc., a company that is developing operating software to facilitate the authorization of IP-based retail payment transactions. The Company purchased 2,368,545 Series A preferred shares or 39.7 percent of IP Commerce’s total outstanding shares for $2.0 million and became entitled to representation on IP Commerce’s board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which was payable on demand, no earlier than February 1, 2007. In March 2006, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce’s Series B convertible preferred stock. The Company owned 24.2 percent of IP Commerce’s total outstanding shares as of December 31, 2006. The Company is accounting for its investment under the equity method of accounting. Due to timing of the receipt of IP Commerce’s financial statements, the Company is accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2005 and 2006, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $1.1 million and $1.8 million, respectively. The carrying value of the IP Commerce investment was zero at December 31, 2006.

Summarized financial information for the Company’s investment in IP Commerce is as follows (in thousands):

	December 31,
	2005	2006
Current assets	$1,426	$4,073
Non-current assets	274	591
Current liabilities	258	761
Non-current liabilities	2,596	—

	Year ended December 31,
	2004	2005	2006
Revenue	$—	$198	$44
Gross margin	—	198	44
Net loss	(113)	(3,214)	(6,635)
Company’s equity in net loss	—	(1,124)	(1,801)

4.   Balance Sheet Details:

Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2006
Network equipment and software	$66,025	$82,562
Office furniture and equipment	15,149	16,978
Capitalized software development costs	26,257	31,677
Leasehold improvements	10,206	13,205
	117,637	144,422
Accumulated depreciation and amortization	(65,189)	(86,046)
Property and equipment, net	$52,448	$58,376

In January 2007, the Company agreed to sell its fractional share in an aircraft. The net book value of this asset was approximately $2.0 million, at December 31, 2006 and is included in property and equipment, net in the accompanying consolidated balance sheet.

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (in thousands):

	December 31,
	2005	2006
Customer relationships	$147,961	$171,959
Developed technology	79,109	83,185
Trade names	68,491	68,491
Non-compete agreements	6,634	9,573
	302,195	333,208
Accumulated amortization	(114,962)	(140,508)
Identifiable intangible assets, net	$187,233	$192,700

Future scheduled amortization of intangible assets is as follows as of December 31, 2006 (in thousands):

2007	$22,870
2008	21,369
2009	18,691
2010	17,372
2011	13,558
Thereafter	98,840
$192,700

Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2005	2006
Accounts payable and accrued network costs	$21,527	$29,425
Accrued sales and use tax	2,078	2,622
Income taxes payable	9,444	4,520
Accrued legal and professional fees	2,183	1,916
Accrued compensation, severance and benefits	3,089	7,177
Other accrued expenses	6,643	4,338
Other current liabilities	1,969	1,753
Accounts payable, accrued expenses and other current liabilities	$46,933	$51,751

5.   Long-Term Debt:

Debt consists of the following (in thousands):

	December 31,
	2005	2006
Revolving credit facility	$—	$9,865
Term B Loan	113,448	113,448
	113,448	123,313
Less: Current portion	—	(1,650)
Long-term portion	$113,448	$121,663

On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the May 4, 2005 Credit Facility) to finance the stock repurchase described in Note 2 and to replace its prior senior secured credit facility (March 19, 2004 Credit Facility). The May 4, 2005 Credit Facility consists of a $165.0 million Term B Loan (Term B Loan)

and a revolving credit facility of $30.0 million (New Revolving Credit Facility), under which there were $9.9 million of borrowings as of December 31, 2006. The May 4, 2005 Credit Facility matures May 4, 2012. Payments on the Term B Loan are due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve month period until paid in full and then applied to the term loan in inverse order of maturity. As of December 31, 2006, total remaining payments on the May 4, 2005 Credit Facility are as follows (in thousands):

2007	$1,650
2008	1,650
2009	1,650
2010	1,650
2011	1,650
Thereafter	115,063
$123,313

For the year ended December 31, 2006, borrowings on the New Revolving Credit Facility and the Term B Loan bore interest at a rate of 2.00 percent over the LIBOR rate (7.4 percent as of December 31, 2006). Thereafter, if the Company achieves a leverage ratio of less than 1.75, the borrowings on the New Revolving Credit Facility and the Term B Loan generally will bear interest at a rate, at the Company’s option, of either 0.75 percent over the lender’s base rate or 1.75 percent over the LIBOR rate. The Company’s leverage ratio as of December 31, 2006 was 2.0 to 1.0. The New Revolving Credit Facility is subject to an annual non-use commitment fee in an amount equal to 0.375 percent or 0.5 percent per annum, depending on the Company’s leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the May 4, 2005 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option.

The terms of the May 4, 2005 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining certain leverage, interest and fixed charge coverage ratios at the end of each fiscal quarter. As of December 31, 2006, the Company was required to maintain a leverage ratio of less than 2.25 to 1.0, an interest coverage ratio of greater than 4.0 to 1.0 and a fixed charge ratio of greater than 2.5 to 1.0. Certain of the financial covenants will become more restrictive over the term of the May 4, 2005 Credit Facility. The May 4, 2005 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including the Company’s ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. The Company’s future results of operations and its ability to comply with the covenants could be adversely impacted by increases in the general level of interest rates since the interest on a majority of the Company’s debt is variable. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the May 4, 2005 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the May 4, 2005 Revolving Credit Facility. The May 4, 2005 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

The Company was in compliance with the financial covenants of the May 4, 2005 Credit Facility as of December 31, 2006.  Although the Company was in technical default of a non-financial covenant under the Credit Facility as of December 31, 2006, for the inadvertent failure to timely deliver to the lender as additional collateral a share certificate from a permitted and immaterial acquisition in 2006, since that date the Company and the requisite lenders have entered into an agreement waiving that technical default.  As of December 31, 2006, the Company was in compliance with all other non-financial covenants of the May 4, 2005 Credit Facility.

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

6.   Stock Compensation and Retirement Plans:

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

As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. For the year ended December 31, 2006, the Company’s loss before income taxes, equity in net loss of unconsolidated affiliates and cumulative affect of a change in accounting principle and net loss includes approximately $7.6 million and $4.5 million, respectively, of non-cash expense related to stock options and restricted stock units.

Prior to the adoption of SFAS No. 123R, the Company did not estimate forfeitures and recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. Upon adoption of SFAS No. 123R on January 1, 2006, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards for which stock-based compensation was recorded in the Company’s financial statements prior to January 1, 2006. During the year ended December 31, 2006, the Company capitalized approximately $0.3 million of stock-based compensation costs for employees working on capitalized software development projects.

As permitted by SFAS No. 123, prior to 2006 the Company followed APB Opinion No. 25 under which share-based payments to employees were accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company’s pro forma information for the years ended December 31, 2004 and 2005 under SFAS No. 123, which reflects compensation expense equal to the fair value of the options and restricted stock awards recognized over their requisite service period, is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2004	2005
Net income, as reported	$1,556	$5,766
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	704	1,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,202)	(3,234)
Pro forma net income	$58	$4,063
Basic net income per common share, as reported	$0.06	$0.24
Diluted net income per common share, as reported	$0.06	$0.23
Pro forma basic net income per common share	$0.00	$0.17
Pro forma diluted net income per common share	$0.00	$0.16

Details of the Company’s stock-based compensation plans are discussed below.

Stock Options

The fair value for stock options granted during the periods were estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2004 (a)	2005 (a)	2006
Expected term (in years)	4.0	4 .0	5.5
Risk-free interest rate	3.0%	3.50%	4.8%
Volatility	50.0%	50.0%	48.6%
Dividend yield	0.0%	0.0%	0.0%

(a)             Assumptions used to calculate pro forma expense under SFAS No. 123 discussed above.

Expected volatility — The expected volatility is based on the results of a study of similar guideline companies in the Company’s peer group. Historical volatility was not used as the Company does not have sufficient historical information to develop reasonable expectations about future volatility.

Expected dividend yield — The dividend yield is based on actual dividends expected to be paid over the expected term of the option.  The Company has never paid a dividend and as of the date of all 2003 through 2006 grants had no plans to issue a dividend.

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

A summary of time-vested option activity under the Plan as of December 31, 2006, and changes during the year then ended, is presented below (in thousands, except share and per share amounts):

	Number of shares	Exercise price per share			Weighted- average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,488,570	$18.00	–	$39.20	$19.78
Granted	488,045	16.52	–	20.79	20.52
Exercised	(16,758)	18.00	–	19.99	19.13
Canceled	(151,404)	18.00	–	39.20	19.94
Outstanding, December 31, 2006	1,808,453	16.52	–	39.20	19.97	7.66	$681
Exercisable, December 31, 2006	975,133	$16.52	–	$39.20	$19.85	6.98	$438

The following table summarizes the weighted-average option information as of December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.52 – $19.60	784,910	6.64	$18.49	586,812	$18.64
$19.61 – $23.52	997,190	8.47	$20.82	370,681	$21.00
$23.53 – $27.44	12,403	8.59	$24.45	3,818	$24.45
$39.20	13,950	5.90	$39.20	13,822	$39.20
$16.52 – $39.20	1,808,453	7.66	$19.78	975,133	$19.85

The weighted average grant date fair value of options granted during the years ended December 31, 2004, 2005 and 2006 was $8.03, $8.57, and $10.35, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2004, 2005 and 2006 was approximately $40,000, $291,000 and $25,000, respectively. As of December 31, 2006, there was a total of $7.3 million of deferred compensation cost related to time-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years.

During the year ended December 31, 2006 the Company received approximately $0.3 million in cash proceeds related to the exercise of stock options. The adoption of SFAS No. 123R also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

Performance-Based Stock Options

Performance-based stock options are tied to the Company’s annual performance against pre-established internal budget targets for revenues and EBITDA before stock compensation expense.  Under the Company’s long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee’s target payout, based upon the Company’s actual performance during the fiscal year.  The fair value for stock options granted during the period was estimated at the grant date using the Black Scholes option pricing model as described above.  Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

A summary of performance-based stock options outstanding as of December 31, 2006, and changes during the year then ended is presented below:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding, January 1, 2006	—	$—
Granted(1)	330,250	20.56
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2006(1)	330,250	$20.56	10 years	$—
Exercisable at December 31, 2006	—	—	—	—

(1)             Assumes 100% of the target payout. Based on the final results of the 2006 long-term incentive program, which were approved by the Company’s Board of Directors in February 2007, 77,204 of these options were earned.

The weighted average grant date fair value of performance-based options granted during the year ended December 31, 2006 was $9.16.  The Company recognized expense of $0.7 million related to such options during the year ended December 31, 2006.

Time-Vested Restricted Stock Units

The fair value of restricted stock units is determined based on the closing price of the Company’s shares at the date of grant.  A summary of the status of the Company’s time-vested restricted stock units as of December 31, 2006, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2006	439,316	$20.52
Granted	186,349	20.25
Vested	(130,331)	20.23
Forfeited	(128,255)	21.44
Non-vested at December 31, 2006	367,079	$20.16

The total fair value of shares vested (measured as of the vesting date) during the year ended December 31, 2006 was $2.6 million. As of December 31, 2006, there was $5.3 million of deferred compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

A summary of performance-based restricted stock units outstanding as of December 31, 2006, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Balance at January 1, 2006	—	$—
Granted(1)	113,029	20.56
Vested	—	—
Forfeited	—	—
Balance at December 31, 2006(1)	113,029	$20.56

(1)             Assumes 100% of the target payout. Based on the final results of the 2006 long-term incentive program, which were approved by the Company’s Board of Directors in February 2007, 26,442 of these restricted stock units were earned.

The Company recognized expense of $0.5 million related to such restricted stock units during the year ended December 31, 2006.

Retirement Savings Plan

During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 20.0 percent of their salary, and the Company may match up to a maximum of 25.0 percent of the first 6.0 percent of the employee’s salary during the 401(k) Plan year. Profit-sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2004, 2005 and 2006, the Board of Directors approved contributions of approximately $0.3 million, $0 and $0.3 million, respectively, to the 401(k) Plan.

7.                                           Restructuring Costs

In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $5.6 million of severance associated with its workforce reduction, of which $4.2 million is included in selling, general and administrative expense, $0.8 million is included in engineering and development expense and $0.6 million is included in cost of network services in the accompanying consolidated statement of operations for the year ended December 31, 2006. Of the total $5.6 million in severance, $5.0 million related to the Company’s U.S. operations and $0.6 million related to its ISD operations.

A summary of the liability for the 2006 Restructuring Plan is as follows (in thousands):

Balance as of January 1, 2006	$—
Severance and benefits	5,534
Accretion of liability due to the passage of time	36
Total restructuring costs	5,570
Cash paid	(792)
Remaining liability as of December 31, 2006	$4,778

The above severance and benefits charges are based on estimates that are subject to change. The remaining cash expenditures relating to workforce reductions are expected to be paid through 2009. As of December 31, 2006, $2.8 million of the total $4.8 million liability for workforce reductions was classified as accounts payable, accrued expenses and other liabilities and the remaining $2.0 million was classified as other liabilities in the accompanying condensed consolidated balance sheet.

8.                                           Income Taxes:

The components of income (loss) before income tax (provision) benefit, equity in net loss of unconsolidated affiliate and cumulative effect of a change in accounting principle are as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
U.S.	$(8,506)	$(13,521)	$(29,770)
Non-U.S.	18,792	29,191	22,311
Income (loss) before income tax (provision) benefit, equity in net loss of unconsolidated affiliate and cumulative effect of a change in accounting principle	$10,286	$15,670	$(7,459)

The components of the Company’s income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2004	2005	2006
Current provision (benefit):
U.S.	$2,309	$(3,821)	$(2,161)
Non-U.S.	5,661	9,347	5,489
	7,970	5,526	3,328
Deferred provision (benefit):
U.S.	(4,823)	1,633	(6,014)
Non-U.S.	1,116	59	21
	(3,707)	1,692	(5,993)
Total income tax provision (benefit)	$4,263	$7,218	$(2,665)

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2005, as included in other current assets and other assets, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$680	$—	$680
Accrued expenses	1,075	32	1,107
Deferred revenue	1,755	—	1,755
Intangible assets	6,647	—	6,647
Depreciation and amortization of property and equipment	2,156	2,035	4,191
Stock compensation	728	—	728
Equity in net loss of unconsolidated affiliates	1,390	—	1,390
Foreign tax credits	700	—	700
Net operating loss carryforwards	4,142	4,102	8,244
	19,273	6,169	25,442
Less—valuation allowance	(1,985)	(3,892)	(5,877)
	17,288	2,277	19,565
Deferred tax liabilities:
Other assets	(851)	—	(851)
Capitalized software development costs	(6,623)	—	(6,623)
Intangible assets	—	(1,304)	(1,304)
	(7,474)	(1,304)	(8,778)
Net deferred tax assets	$9,814	$973	$10,787

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2006, as included in other current assets and other assets, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$887	$—	$887
Accrued expenses	2,739	201	2,940
Deferred revenue	2,768	—	2,768
Intangible assets	6,583	—	6,583
Depreciation and amortization of property and equipment	3,559	1,363	4,922
Stock compensation	954	—	954
Equity in net loss of unconsolidated affiliates	3,370	—	3,370
Foreign tax credits	739	—	739
Net operating loss carryforwards	7,899	4,668	12,567
	29,498	6,232	35,730
Less—valuation allowance	(4,004)	(4,668)	(8,672)
	25,494	1,564	27,058
Deferred tax liabilities:
Other assets	(1,304)	(443)	(1,747)
Capitalized software development costs	(8,363)	—	(8,363)
Intangible assets	—	(7,417)	(7,417)
	(9,667)	(7,860)	(17,527)
Net deferred tax assets	$15,827	$(6,296)	$9,531

The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to approximately $15.6 million and $13.7 million as of December 31, 2005 and 2006, respectively. Some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules. In addition, the Company has a U.S. loss carryforward of approximately $20.6 million, $0.8 million of which will expire in 2025. The remaining $19.8 million will expire in 2026. The Company has provided a valuation allowance against its deferred tax asset related to certain of its net operating loss carryforwards since in management’s judgment, realization of these tax benefits through future taxable income is not more likely than not.

Taxes computed at the U.S. statutory federal income tax rate of 34.0 percent are reconciled to the Company’s effective income tax rate as follows:

	Year ended December 31,
	2004	2005	2006
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
U.S. state taxes (net of federal tax benefit)	(3.5)	(4.5)	4.3
Non-U.S. taxes	37.1	(12.0)	24.0
Valuation allowance	(26.1)	18.2	(22.6)
Tax on repatriated foreign earnings	—	3.3	—
Stock based employee compensation expense	(0.2)	(0.2)	(12.3)
Other	0.1	7.3	(6.0)
Effective tax rate	41.4%	46.1%	21.4%

The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $37.6 million as of December 31, 2006) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if it sold the Company’s interests in the foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provided for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would have resulted in an approximate 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings were required to be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act were required to be satisfied as well. During the year ended December 31, 2005, the Company repatriated $16.1 million of foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004. Accordingly, the Company recorded an additional income tax provision of approximately $0.9 million related to this decision. The Company intends to reinvest the remaining undistributed foreign earnings indefinitely and, therefore, no provision for U.S. income taxes has been provided against these undistributed earnings.

The Company’s legal and tax structure reflects both the number of acquisitions that have occurred over the years as well as the multi-jurisdictional nature of its businesses. Management performs a comprehensive review of the Company’s tax positions periodically and accrues amounts for probable tax contingencies. Based on these reviews and the result of discussions and resolutions of these matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets and were approximately $1.4 million and $1.1 million as of December 31, 2005 and 2006, respectively.

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

Revenue for the Company’s four business units is presented below (in thousands):

	Year ended December 31,
	2004	2005	2006
Revenues:
POS	$111,963	$86,555	$82,754
TSD	34,152	46,561	62,112
FSD	25,459	31,337	35,102
ISD	77,538	94,487	106,192
Total revenues	$249,112	$258,940	$286,160

EBITDA before stock compensation expense for North American and ISD operations are reflected below (in thousands):

	Year ended December 31,
	2004	2005	2006
EBITDA before stock compensation expense:
North America	$40,888	$34,118	$17,678
ISD	25,090	34,926	35,961
Total EBITDA before stock compensation expense	$65,978	$69,044	$53,639

EBITDA before stock compensation expense differs from income (loss) before income taxes and equity in net loss of unconsolidated affiliates reported in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
EBITDA before stock compensation expense	$65,978	$69,044	$53,639
Reconciling items:
Stock compensation expense	(1,174)	(2,552)	(7,604)
Depreciation and amortization of property and equipment and intangible assets	(48,778)	(41,745)	(47,028)
Interest expense	(7,341)	(9,052)	(9,261)
Interest and other income (expense), net	1,601	(25)	2,795
Income (loss) before income tax provision and equity in net loss of unconsolidated affiliates	$10,286	$15,670	$(7,459)

Geographic Information

The Company sells its services through foreign subsidiaries in Australia, Austria, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Year ended December 31,
	2004	2005	2006
North America	$171,574	$164,453	$179,968
Europe	67,331	83,480	93,941
Asia-Pacific	10,207	11,007	12,251
Total revenues	$249,112	$258,940	$286,160

Revenues from the Company’s United Kingdom subsidiaries were $47.1 million, $55.5 million and $59.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,
	2005	2006
North America	$219,163	$216,688
Europe	37,717	60,198
Asia-Pacific	4,447	4,446
Total long-lived assets	$261,327	$281,332

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,
	2005	2006
POS	$134,887	$127,051
TSD	4,479	4,890
FSD	25,272	23,208
ISD	27,755	49,594
Total goodwill and intangible assets	$192,393	$204,743

10.                                    Commitments and Contingencies:

Operating Leases

The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through October 2014. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $7.3 million, $7.0 million and $7.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Future minimum commitments under the Company’s operating leases are as follows for each of the years ended December 31 (in thousands):

2007	$7,304
2008	6,273
2009	5,891
2010	5,781
2011	5,503
Thereafter	12,139
$42,891

On September 21, 2005, the Company entered into a lease to rent office space in the United Kingdom with a company that is majority owned by our President. Prior to entering into this lease, the Company obtained an independent evaluation confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,000 and expires on September 20, 2017. During the years ended December 31, 2005 and 2006, the Company made payments of zero and £59,000, respectively, related to this operating lease.

The following is a schedule by year of future minimum rental payments due under this operating lease agreement (in thousands):

2007	£105
2008	105
2009	105
2010	105
2011	105
Thereafter	604
£1,129

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

Included in net income in the accompanying consolidated statement of operations for the year ended December 31, 2005 is a $1.9 million net benefit, or $0.08 per share, related to the legal settlement and reduced state sales tax assessment described above.

The Company and John J. McDonnell, Jr., the Company’s former Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia. Plaintiff claims that the Registration Statement filed in connection with the Secondary Offering negligently failed to disclose that (1) TNS’ agreement with the Pepsi Bottling Group, Inc. (“Pepsi”) to provide cashless vending to Pepsi had been delayed beyond August 7, 2005; (2) TNS was generating less revenues and income than it had anticipated from its contract with the Royal Bank of Scotland (“RBS”), because RBS purportedly had overstated the number of transactions that TNS would be responsible for processing for RBS; and (3) TNS’ International Services Division was experiencing declining revenues during that time period because of unfavorable foreign exchange rates. TNS filed a motion to dismiss the lawsuit on July 14, 2006. The Plaintiff filed its memorandum in opposition to TNS’ motion to dismiss on August 4, 2006, and TNS filed its reply memorandum on August 18, 2006. The Court denied the motion to dismiss on September 12, 2006, and ordered the parties to conduct discovery in the case. In March 2007, the Court stayed further discovery in the case pending a mediation of the matter. The timing and course of the litigation, including the mediation, are not predictable. As a result, management cannot estimate a range of possible loss and has therefore not recognized a liability for this expense. However, TNS intends to take appropriate steps to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS. During the year ended December 31, 2006, the Company accrued legal costs of approximately $0.5 million, representing management’s estimate of the probable legal costs to defend itself in this matter. These legal costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2006.

The Company and the members of its Board of Directors were also defendants in a putative shareholder class action lawsuit that initially sought to enjoin the non-binding proposal announced on March 13, 2006 from senior management of the Company to acquire all outstanding shares of the Company. Paul Schwartz, purportedly on behalf of himself and others similarly situated, filed the lawsuit captioned Schwartz v. TNS, Inc., et al., C.A. No. 2000-N, on March 13, 2006 in Delaware Chancery Court for New Castle County. On December 22, 2006, the plaintiff amended his complaint to seek to enjoin instead the unsolicited acquisition proposal received by our Board of Directors on December 21, 2006 from another buying group led by our former Chief Executive Officer John J. McDonnell, Jr. After our Board subsequently rejected that proposal on January 22, 2007, the plaintiff decided to voluntarily dismiss his lawsuit against all defendants by filing with the Court a

Notice and Order of Voluntary Dismissal on March 2, 2007. Neither the Company nor any of the other defendants paid any compensation to the plaintiff or his attorneys, and the Company considers this case to be closed.

Significant Customers and Suppliers

A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the years ended December 31, 2004, 2005 and 2006, there were no customers that accounted for more than 10 percent of the Company’s consolidated revenues. For the years ended December 31, 2004, 2005 and 2006, the Company derived approximately 27.8 percent, 20.9 percent and 23.0 percent, respectively, of its consolidated revenues from its five largest customers.

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

11.                                    Related Party Transactions

Aircraft Usage

During the years ended December 31, 2006 and 2005, the Company paid approximately $35,000 and $0.7 million, respectively, for the use of an aircraft to a company that is controlled by the former CEO.

Telecommunications services

One of the Company’s former directors is the Chief Executive Officer and co-founder of TARGUS Information Corp. (TARGUS). The Company purchases from and supplies telecommunications services to TARGUS. For the years ended December 31, 2004, 2005 and 2006, the Company billed approximately $2.3 million, $2.1 million and $2.9 million, respectively, to TARGUS and paid approximately $2.7 million, $4.6 million and $9.5 million, respectively to TARGUS for services received and provided in the ordinary course of business. Included in accounts receivable, net in the accompanying consolidated balance sheets as of December 31, 2005 and 2006 is approximately $0.4 million and $0.4 million, respectively, related to TARGUS.

12.                                    Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$63,132	$65,353	$64,836	$65,619
Cost of network services	30,229	30,967	30,074	30,412
Net income	1,454	251	2,634	1,428
Basic and diluted net income per common share	0.05	0.01	0.12	0.06

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$65,908	$72,660	$73,187	$74,405
Cost of network services	33,057	37,127	37,442	38,555
Net loss	(467)	(930)	(1,841)	(6,658)
Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.08)	$(0.28)

Included in net loss for the three months ended March 31, 2006 is a $0.4 million net charge, or $0.02 per share, related to the litigation described in Note 10 and legal expenses incurred by the special committee of the board of directors. Included in net loss for the three months ended June 30, 2006, is a $0.3 million net charge, or $0.01 per share, related to legal expenses incurred by the special committee of the board of directors. Included in net loss for the three months ended

September 30, 2006, is a $2.8 million charge, or $0.11 per share, related to severance expense associated with the 2006 Restructuring Plan described in Note 7 and fees incurred by the special committee of the board of directors. Included in net loss for the three months ended December 31, 2006, is a $2.7 million charge, or $0.11 per share, related to severance expense associated with the 2006 Restructuring Plan  described in Note 7, fees incurred by the special committee of the board of directors and the impairment of the vending related assets described in Note 3.

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

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company’s internal control system over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on page 46 of this annual report.

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

Item 9B.                 Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2007 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.                   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Set forth below is certain information about our executive officers:

Name	Age	Title
Henry H. Graham, Jr.	56	Chief Executive Officer and Director
Raymond Low	50	President
Michael Q. Keegan	40	Chief Operating Officer
Edward C. O’Brien	59	Executive Vice President, Chief Financial Officer and Treasurer
Mark G. Cole	41	Executive Vice President, Network Operations
James T. McLaughlin	40	Executive Vice President, General Counsel and Secretary
Alan R. Schwartz	45	Executive Vice President and General Manager, Financial Services Division
Kent M. Phillips	49	Senior Vice President and General Manager, POS Division
Dennis L. Randolph, Jr.	27	Senior Vice President and Corporate Controller
Scott E. Ziegler	47	Senior Vice President, Chief Systems Officer

Henry H. Graham, Jr. has served as our Chief Executive Officer and been a director since October 2006. From April 2001 to September 2006, Mr. Graham was our Executive Vice President, Chief Financial Officer and Treasurer. From January 2000 to September 2000, Mr. Graham was Senior Vice President, Chief Financial Officer and Treasurer of PaylinX Corporation. From April 1999 to January 2000, Mr. Graham was Senior Vice President, Chief Financial Officer and Treasurer of Transaction Network Services, Inc. From July 1998 to April 1999, Mr. Graham was Senior Vice President and General Manager of the OmniLink Communications division of Transaction Network Services, Inc. after the acquisition of substantially all of the assets of OmniLink Communications Corporation. Before that, Mr. Graham served as OmniLink’s Chief Financial Officer and Vice President of Administration from December 1996 to July 1998. Mr. Graham has a B.S. in Business Administration from The Citadel.

Raymond Low has served as our President since October 2006. Mr. Low was our President of the International Services Division from January 2006 to September 2006. From April 2001 to December 2005, Mr. Low was Senior Vice President and Managing Director of Transaction Network Services (UK) Ltd. From March 2000 to March 2001, Mr. Low was Senior Vice President and Managing Director of eBusiness International Operations of PSINet, Inc. From September 1998 to February 2000, Mr. Low was Managing Director of Transaction Network Services (UK) Ltd. Before that Mr. Low held several management positions with Imminus Ltd . and HSBC (formerly Midland Bank).

Michael Q. Keegan has served as our Chief Operating Officer since January 2007. Mr. Keegan was our Chief Administrative Officer, General Counsel and Secretary from October 2006 to December 2006. From September 2003 to September 2006, Mr. Keegan was our Executive Vice President, General Counsel and Secretary. From April 2001 to September 2003, Mr. Keegan was our Senior Vice President, General Counsel and Secretary. From November 2000 to April 2001, Mr. Keegan was the Executive Vice President, General Counsel and Secretary of Internet Partnership Group (US), Inc. From February 2000 to November 2000, Mr. Keegan was the Vice President and Assistant General Counsel of Internet Partnership Group. From May 1998 to February 2000, Mr. Keegan was an independent consultant. From September 1992 to May 1998, Mr. Keegan was a corporate associate at the law firm of LeBoeuf, Lamb, Greene and MacRae, L.L.P. Mr. Keegan has a B.A. from the University of Notre Dame and a J.D. from the University of Virginia School of Law.

Edward C. O’Brien has served as our Executive Vice President, Chief Financial Officer and Treasurer since October 2006. Mr. O’Brien was our Executive Vice President and Corporate Controller from December 2005 to September 2006. From April 2001 to November 2005, Mr. O’Brien was our Senior Vice President and Corporate Controller. From January 2000 to September 2000, Mr. O’Brien was Vice President and Corporate Controller of PaylinX Corporation. Prior to that, Mr. O’Brien was Vice President and Corporate Controller of Transaction Network Services, Inc. from June 1999 to January 2000. Mr. O’Brien was Vice President of Accounting for World Dutyfree from July 1998 to June 1999. Prior to that, Mr. O’Brien worked in various positions at Trak Auto where he was Vice President and Corporate Controller when he left in July 1998. Mr. O’Brien has a B.S. from the University of Baltimore.

Mark G. Cole has served as our Executive Vice President, Network Operations since October 2006. Mr. Cole was previously our Senior Vice President of Network Operations from April 2001 to October 2006. From March 2000 to April 2001, Mr. Cole was the Senior Vice President - Operations of Transaction Network Services, Inc. From July 1999 to March 2000, Mr. Cole was the Vice President, Network Control Center of Transaction Network Services, Inc. From February 1999 to July 1999, Mr. Cole was the Senior Director, Network Control Center of Transaction Network Services, Inc. From March 1996 to February 1999, Mr. Cole was the Director, Network Control Center of Transaction Network Services, Inc. Before that, Mr. Cole served Transaction Network Services, Inc. in various positions since April 1992. Mr. Cole’s communication training originated with the U.S. Army, where he held several supervisory and technical positions.

James T. McLaughlin has served as our Executive Vice President, General Counsel and Secretary since January 2007. Mr. McLaughlin was the Senior Vice President, General Counsel of Motricity, Inc. from July 2005 to January 2007. From February 2002 to June 2005, Mr. McLaughlin was our Senior Vice President, Associate General Counsel and Assistant Secretary. Prior to that, Mr. McLaughlin was Senior Counsel to the Chairman of the U.S. International Trade Commission from August 2001 to February 2002. From February 2000 to July 2001, Mr. McLaughlin was Senior Vice President, General Counsel and Secretary of Media Centers, Inc. Mr. McLaughlin was Vice President and Assistant General Counsel to Transaction Network Services, Inc. from April 1997 to February 2000. Mr. McLaughlin has a B.A. from the University of Pennsylvania and a J.D. from the University of Virginia School of Law.

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

Kent M. Phillips has served as our Senior Vice President and General Manager of the POS Division since October 2006. From April 2005 to October 2006, Mr. Phillips was our Vice President of ATM Channel Sales for the POS Division. From July 2004 to April 2005, Mr. Phillips was our Vice President of Western Region Sales for the POS Division. From May 2003 to June 2004, Mr. Phillips was our Vice President of Product Development for the POS Division. From May 2000 to May 2003, Mr. Phillips was the Senior Director of Business Development for Transaction Network Services, Inc. From May 1999 to May 2000, Mr. Phillips was the Senior Director of Business Development for Network Two. Before that, Mr. Phillips held a management role in operations at EDS. Mr. Phillips has Associates degrees from Ball State University and IvyTech Community College.

Dennis L. Randolph, Jr. has served as our Senior Vice President and Corporate Controller since September 2006. From October 2005 to August 2006, Mr. Randolph was our Vice President and Assistant Corporate Controller. From July 2003 to September 2005, Mr. Randolph was our Director of Accounting and Assistant Controller. Prior to that,

Mr. Randolph worked for Ernst & Young, LLP and Arthur Andersen, LLP. Mr. Randolph is a certified public accountant in the state of Virginia. Mr. Randolph has a B.S. in Accounting from Virginia Polytechnic Institute and State University.

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

Item 13.                   Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 14.                   Principal Accountant Fees and Services.

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a).                               The following documents are filed as part of this Report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
Schedule II—Valuation of Qualifying Accounts
All other schedules are omitted because they not applicable

3.	Exhibits:

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Form of Amended and Restated Bylaws of the Registrant. (2)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. (1)

4.2	Form of Amended and Restated Registration Rights Agreement. (1)

4.6

Amended and Restated Credit Agreement, dated as of May 4,2005, by and among Transaction Network Services, Inc., Registrant, the several financial institutions from time to time party thereto as Lenders and General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, with GECC Capital Markets Group, as lead arranger. (3)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of TNS, Inc. and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Materials Contracts

10.1	Deed of Lease dated September 21, 1995 between Transaction Network Services, Inc. and Pond Building, L.L.C., as amended. (1)

10.2	Gross Lease dated December 31, 2002 by and between The Multi-Employer Property Trust and Transaction Network Services, Inc. (1)

10.3	Lease dated April 17, 2000 by and between Tinsley Park Limited, Transaction Network Services, Inc. and Transaction Network Services (UK) Ltd. (1)

10.4	Lease dated September 21, 2005 by and between AJ Bell (PP) Trustees Limited, Raymond Low, Martin Peter Milner, Carolyn Joy MacMillan and Transaction Network Services (UK) Limited.

Management Contracts and Compensatory Plans

10.8	TNS Holdings, Inc. 2001 Founders’ Stock Option Plan. (1)

10.9	Form of TNS, Inc. Amended and Restated 2004 Long-Term Incentive Plan. (4)

10.10	2006 Annual Incentive Plan. (5)

10.11	2006 Executive Long-Term Incentive Plan. (5)

10.12	Management Agreement between Transaction Network Services, Inc. and Mark G. Cole. (1)

10.13	[omitted]

10.14	Management Agreement between Transaction Network Services, Inc. and James J. Mullen. (1)

10.15	Management Agreement between Transaction Network Services, Inc. and Alan R. Schwartz. (1)

10.16	Management Agreement between Transaction Network Services, Inc. and Barry S. Toser. (1)

10.17	Management Agreement between Transaction Network Services, Inc. and Scott E. Ziegler. (1)

10.18	Form of Indemnification Agreement between the Registrant and its directors and executive officers. (1)

10.19	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and John J. McDonnell, Jr. (6)

10.20	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Brian J. Bates. (6)

10.21	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Henry H. Graham, Jr. (6)

10.22	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and John J. McDonnell III. (6)

10.23	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Matthew M. Mudd. (6)

10.24	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Edward J. O’Brien. (6)

10.25	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Michael Q. Keegan. (6)

10.26	Service Agreement, dated May 9, 2006, by and between Transaction Network Services (UK) Limited and Raymond Low. (6)

10.27	Management Agreement, dated as of June 12, 2006, by and between Transaction Network Services, Inc. and Heidi Goff. (5)

10.28	Management Agreement, dated as of January 1, 2006, by and among the Registrant, Transaction Network Services, Inc. and Dennis L. Randolph.

21.1	Subsidiaries of the Registrant. (1)

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification—Chief Executive Officer.

31.2	Certification—Chief Financial Officer.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer.

(1)             Incorporated by reference to the exhibit of the same designation in the Registrant’s registration statement on Form S-1 filed November 3, 2003, as amended (file no. 333-110188).

(2)             Incorporated by reference to exhibit 3.1 in the Registrant’s current report on Form 8-K filed August 15, 2006.

(3)             Incorporated by reference to exhibit 10.1 in the Registrant’s current report on Form 8-K filed May 5, 2005.

(4)             Incorporated by reference to Appendix B to the Registrant’s annual meeting proxy statement filed April 18, 2005.

(5)             Incorporated by reference to corresponding exhibit to the Registrant’s quarterly report on Form 10-Q filed August 9, 2006.

(6)             Incorporated by reference to corresponding exhibit to the Registrant’s quarterly report on Form 10-Q filed May 10, 2006.

(b)                                 Financial Statement Schedules.

TNS, INC.

Schedule II—Valuation and Qualifying Accounts

	Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities	Deductions	Balance at end of period
For the year ended December 31, 2006:
Allowance for doubtful accounts	$5,260	$805	$486	$(115)	$6,435
For the year ended December 31, 2005:
Allowance for doubtful accounts	$4,756	$582	$—	$(78)	$5,260
For the year ended December 31, 2004:
Allowance for doubtful accounts	$4,313	$499	$—	$(56)	$4,756

(1)             Represents write-offs of amounts deemed uncollectible.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: March 16, 2007	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007:

Signature	Title

/s/ Henry H. Graham, Jr.	Chief Executive Officer and Director
Henry H. Graham, Jr.

/s/ John B. Benton	Director
John B. Benton

/s/ Stephen X. Graham	Director
Stephen X. Graham

/s/ Jay E. Ricks	Director
Jay E. Ricks

/s/ John V. Sponyoe	Director
John V. Sponyoe

/s/ Edward O’Brien	Chief Financial Officer (Principal Financial Officer)
Edward O’Brien

/s/ Dennis L. Randolph, Jr.	Controller (Principal Accounting Officer)
Dennis L. Randolph, Jr.

REQUIRED CERTIFICATIONS

The Company has included as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal year 2006 filed with the Securities and Exchange Commission certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company’s public disclosure, and the Company has submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.