Form 10-Q
period 2007-03-31
TNS INC
filed 2007-05-10
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Shares Outstanding as of April 1, 2007
24,206,582 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.                          Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2006	March 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,322	$18,732
Restricted cash	—	102,267
Accounts receivable, net of allowance for doubtful accounts of $6,435 and $6,502, respectively	64,985	66,328
Prepaid expenses	4,931	4,689
Deferred tax assets	2,875	3,035
Other current assets	10,232	8,726
Total current assets	100,345	203,777

Property and equipment, net	58,376	55,678
Identifiable intangible assets, net	192,700	187,361
Goodwill	12,043	12,112
Deferred tax assets, net	13,096	16,674
Other assets	5,117	6,116
Total assets	$381,677	$481,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,650	$2,250
Accounts payable, accrued expenses and other current liabilities	51,751	49,374
Dividend payable	—	98,294
Deferred revenue	15,115	16,041
Total current liabilities	68,516	165,959

Long-term debt, net of current portion	121,663	222,750
Deferred tax liability	6,440	6,284
Other liabilities	5,793	6,148
Total liabilities	202,412	401,141
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,145,804 shares issued and 24,113,434 shares outstanding and 24,280,460 shares issued and 24,206,582 shares outstanding, respectively	24	24
Treasury stock, 32,370 shares and 73,878 shares, respectively	(605)	(1,295)
Additional paid-in capital	218,099	122,935
Accumulated deficit	(41,463)	(44,690)
Accumulated other comprehensive loss	3,210	3,603
Total stockholders’ equity	179,265	80,577
Total liabilities and stockholders’ equity	$381,677	$481,718

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2006	2007
Revenues	$65,908	$72,661
Operating expenses:
Cost of network services, exclusive of the items shown separately below	33,057	38,871
Engineering and development	4,535	6,362
Selling, general, and administrative	16,126	17,175
Depreciation and amortization of property and equipment	5,027	5,804
Amortization of intangible assets	4,931	6,112
Total operating expenses	63,676	74,324
Income (loss) from operations	2,232	(1,663)
Interest expense	(2,032)	(3,967)
Interest income	118	245
Other income, net	190	645
Income (loss) before income tax benefit, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	508	(4,740)
Income tax benefit	15	1,577
Equity in net loss of unconsolidated affiliates	(1,074)	(64)
Loss from continuing operations before cumulative effect of a change in accounting principle	(551)	(3,227)
Cumulative effect of a change in accounting principle, net of tax provision	84	—
Net loss	$(467)	$(3,227)
Basic and diluted net loss per common share:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(0.02)	$(0.13)
Cumulative effect of a change in accounting principle, net of tax provision	—	—
Net loss	$(0.02)	$(0.13)

Basic and diluted weighted average common shares outstanding	23,990,356	24,135,264
Dividends declared per common share	$—	$4.00

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(467)	$(3,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash and working capital items	10,459	11,650
Net cash provided by operating activities:	9,992	8,423
Cash flows from investing activities:
Purchases of property and equipment	(5,093)	(2,732)
Cash paid for business acquisitions, net of cash acquired	(19,628)	—
Net cash used in investing activities:	(24,721)	(2,732)
Cash flows from financing activities:
Proceeds from issuance of long term debt, net of issuance costs of $3,051	—	221,949
Borrowings under 2005 amended and restated senior secured credit facility	6,000	—
Increase in cash-restricted for payment of dividend	—	(102,267)
Payment of debt obligations	—	(123,313)
Proceeds from stock option exercises, inclusive of tax benefit	176	30
Purchase of treasury stock	(5)	(690)
Net cash provided (used in) by financing activities:	6,171	(4,291)
Effect of exchange rates on cash and cash equivalents	53	10
Net (decrease) increase in cash and cash equivalents	(8,505)	1,410
Cash and cash equivalents, beginning of period	26,628	17,322
Cash and cash equivalents, end of period	$18,123	$18,732
Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$2,918
Cash paid for income taxes	$3,467	$2,274

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

						Accumulated
				Additional		other	Total
	Common Stock		Treasury	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Stock	capital	deficit	income (loss)	equity
	(in thousands, except per share and share amounts)
Balance, December 31, 2006	24,145,804	$24	$(605)	$218,099	$(41,463)	$3,210	$179,265
Issuance of common stock upon vesting of restricted stock units	132,938	—	—	—	—	—	—
Exercise of employee stock options	1,718	—	—	30	—	—	30
Purchase of treasury stock	—	—	(690)	—	—	—	(690)
Stock compensation expense	—	—	—	3,100	—	—	3,100
Foreign currency translation	—	—	—	—	—	393	393
Net loss	—	—	—	—	(3,227)	—	(3,227)
Special cash dividend declared $4 per share	—	—	—	(98,294)	—	—	(98,294)
Balance, March 31, 2007	24,280,460	$24	$(1,295)	$122,935	$(44,690)	$3,603	$80,577

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 28 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2006.

Dividends and Recapitalization

On March 28, 2007, the Company's board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility, which consists of two facilities:  a senior secured term loan facility in an aggregate principal amount of $225,000,000 (the Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15,000,000 (the Revolving Facility). The Company used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend.  The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend  and for general corporate purposes.  No amount was drawn on the Revolving Facility at closing, and the full principal amount of the Revolving Facility remained available to the Company as of March 31, 2007.  The payment of the special dividend and the closing on the secured credit facility reflect the completion of the Company's recapitalization plan. The Company believes these actions were in the best interest of our shareholders and established a more appropriate capital structure for the Company.

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

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed by the Company as incurred. The Company recognizes a liability for telecommunications charges based upon network services utilized at historical invoiced rates. Depreciation expense on network equipment and amortization expense on developed technology are excluded from cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in the accompanying consolidated statements of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment”, using the modified prospective transition method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been restated. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and in accordance with SFAS No. 123R for all awards granted or modified after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company followed Accounting Principles Board (APB) Opinion No. 25, which accounts for share-based payments to employees using the intrinsic value method and, as such, the Company generally recognized no compensation cost for employee stock options.

The Company recognized $1.3 million and $3.1 million of stock based compensation for the three months ended March 31, 2006 and 2007, respectively.  During the three months ended March 31, 2006 the Company granted 8,800 stock options and 22,350 restricted stock units at weighted average estimated fair values of $8.21 and $18.72, respectively. During the three months ended March 31, 2007 the Company granted 9,000 stock options and 139,025 restricted stock units at weighted average estimated fair values of $8.61 and $19.07, respectively. As of March 31, 2007, there was a total of $12.7 million of deferred compensation cost related to share based awards which is expected to be recognized over a weighted average period of approximately three years.

On March 28, 2007 the Company’s Board of Directors decided to allow the outstanding restricted stock units to receive dividend equivalent payments.  As a result of this decision, the Company recorded $1.5 million of stock-based compensation, which is included in the $3.1 million of stock-based compensation mentioned above.  The $1.5 million charge related to this decision is reported as follows in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007:  $0.1 million is included in cost of network services, $0.4 million is included in engineering and development and $1.0 million is included in selling, general and administrative expenses.

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.1 million, of which $1.5 million would impact the annual effective income tax rate.

The Company or one of its subsidiaries is subject to taxation in the US and in various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax years 2003 through 2006.  With the exception of Spain and Australia which have longer statutes of limitation than the US, the Company is no longer subject to US Federal, state, local or foreign tax examinations for the tax years 2002 and prior.

It is reasonably possible that the amount of unrecognized benefit with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months; however, quantification of an estimated range cannot be made at this time.  These changes may be the result of settlement of ongoing state audits or the expiration of certain statutes of limitation.

The Company classifies interest and penalties related to income taxes as components of the income tax provision.  The Company’s accrual for potential interest and penalties associated with uncertain tax positions was $306,000 as of March 31, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 157 and SFAS No. 159 will have a material impact on its financial statements.

2.                                     Acquisitions and Long-term Investments

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

The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of three years. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of this acquisition beginning March 1, 2006.

Acquisition of Sonic Assets

On March 13, 2006, the Company acquired certain tangible and intangible assets from Sonic Global PTY Ltd. (Sonic) and all of the capital stock of a subsidiary of Sonic for a purchase price of approximately $6.0 million, plus direct acquisition costs of approximately $0.1 million. The assets acquired include the right to provide POS services under customer contracts, developed technology, certain fixed assets and non-compete agreements. The Company purchased these assets to enhance its end-to-end POS service offerings.  The purchase price for the Sonic assets was allocated as follows (in thousands):

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

The amounts allocated to the customer relationships and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of this acquisition beginning September 8, 2006.

3.             Long-term Debt

On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility).  The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of March 31, 2007. The Revolving Facility matures March 27, 2013.  Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014.  Voluntary prepayments on the Term Facility are applied as directed by the Company.  The Company made a voluntary pre-payment in April 2007 of $7.0 million on the Term Facility.

As of March 31, 2007, total remaining payments on the Term B Loan are as follows (in thousands):

2007	$1,688
2008	2,250
2009	2,250
2010	2,250
2011	2,250
Thereafter	214,312
$225,000

Interest on the outstanding balances under the Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the Wall Street Journal published “base rate on corporate loans posted by at least 75% of the nation’s largest banks” or the federal funds rate plus 50 basis points (the “Base Rate”), in each case, plus a margin of 1.0% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 2.0%.  Interest on the outstanding balances under the Term Facility are payable, at the Company’s option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%.  The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility.  Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.

The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year.  Prepayments are also required to be made in other circumstances, including upon asset sales.

The terms of the 2007 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a specified Leverage Ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures.  As of March 31, 2007, the Company was required to maintain a leverage ratio of less than 4.4 to 1.0.  The leverage ratio continues to decline over the term of the 2007 Credit Facility.  The 2007 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates.  Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility.  An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility.  The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.  The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of March 31, 2007.

In connection with the closing of the 2007 Credit Facility, the Company incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 Credit Facility.   In connection with the repayment of the 2005 Credit Facility in March 2007, the Company wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 Credit Facility.  Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007.

4.                                      Comprehensive Loss

The components of comprehensive loss, net of tax effect are as follows (in thousands):

	Three months ended March 31,
	2006	2007
Net loss	$(467)	$(3,227)
Foreign currency translation gain	105	393
Total comprehensive loss	$(362)	$(2,834)

5.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three months ended March 31, 2006 the treasury stock effect of options to purchase 1,465,776 shares of common stock and 349,687 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.  During the three months ended March 31, 2007 the treasury stock effect of options to purchase 1,824,142 shares of common stock and 368,380 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended March 31,
	2006	2007
Revenues:
POS	$18,792	$19,799
TSD	14,829	14,913
FSD	8,373	9,742
ISD	23,914	28,207
Total revenues	$65,908	$72,661

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended March 31,
	2006	2007
EBITDA before stock compensation expense:
North America	$6,901	$4,367
ISD	6,725	8,986
Total EBITDA before stock compensation expense	$13,626	$13,353

EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2006	2007
EBITDA before stock compensation expense	$13,626	$13,353
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(9,958)	(11,916)
Stock compensation expense	(1,436)	(3,100)
Interest expense	(2,032)	(3,967)
Interest income and other (expense) income, net	308	890
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, net of tax provision	$508	$(4,740)

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2006	March 31, 2007
POS	$127,051	$124,375
TSD	4,890	4,607
FSD	23,208	22,708
ISD	49,594	47,783
Total goodwill and identifiable intangible assets, net	$204,743	$199,473

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended March 31,
	2006	2007
Revenues:
North America	$41,994	$44,454
Europe	21,179	24,652
Asia-Pacific	2,735	3,555
Total revenues	$65,908	$72,661

Revenues from the Company’s subsidiaries in the United Kingdom were $13.7 million and $15.2 million for the three months ended March 31, 2006 and 2007, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2006	March 31, 2007
North America	$216,688	$214,871
Europe	60,198	58,491
Asia-Pacific	4,446	4,578
Total long-lived assets	$281,332	$277,940

7.             Restructuring Costs

In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $5.6 million of severance associated with its workforce reduction, of which $4.2 million was included in selling, general and administrative expense, $0.8 million was included in engineering and development expense and $0.6 million was included in cost of network services in the third quarter of 2006.  Of the total $5.6 million in severance, $5.0 million related to the Company’s U.S. operations and $0.6 million related to its ISD operations.

During the first quarter of 2007 the Company incurred an additional $0.9 million in severance and benefits charges related primarily to the departure of two senior executives.  Of the total $0.9 million in severance and benefits, $0.8 million is included in selling, general and administrative expense and $0.1 million is included in engineering and development expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007.

A summary of the liability for the Company’s severance and benefits obligation is as follows (in thousands):

Balance as of January 1, 2006	$—
Severance and benefits from the 2006 Restructuring Plan	5,534
Accretion of liability due to the passage of time	36
Total restructuring costs	5,570
Cash paid	(792)
Balance as of December 31, 2006	$4,778

Severance and benefits from executive departures	946
Accretion of liability due to the passage of time	34
Cash paid	(767)
Balance as of March 31, 2007	$4,991

The remaining cash expenditures relating to the severance and benefits will be paid through 2009. As of March 31, 2007, $2.7 million of the total $5.0 million liability for severance and benefits was classified as accounts payable, accrued expenses and other liabilities and the remaining $2.3 million was classified as other liabilities in the accompanying condensed consolidated balance sheet.

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

The Company and John J. McDonnell, Jr., the Company’s former Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia. Plaintiff claims that the Registration Statement filed in connection with the Secondary Offering negligently failed to disclose that (1) TNS’ agreement with the Pepsi Bottling Group, Inc. (“Pepsi”) to provide cashless vending to Pepsi had been delayed beyond August 7, 2005; (2) TNS was generating less revenues and income than it had anticipated from its contract with the Royal Bank of Scotland (“RBS”), because RBS purportedly had overstated the number of transactions that TNS would be responsible for processing for RBS; and (3) TNS’ International Services Division was experiencing declining revenues during that time period because of unfavorable foreign exchange rates. TNS filed a motion to dismiss the lawsuit on July 14, 2006. The Plaintiff filed its memorandum in opposition to TNS’ motion to dismiss on August 4, 2006, and TNS filed its reply memorandum on August 18, 2006. The Court denied the motion to dismiss on September 12, 2006, and ordered the parties to conduct discovery in the case. In March 2007, the Court stayed further discovery in the case pending a mediation of the matter. The parties conducted a mediation on April 26, 2007.  The timing and course of the litigation, including the mediation, are not predictable.  As a result, management cannot estimate a range of possible loss and has therefore not recognized a liability for this expense. However, TNS intends to continue to take appropriate steps to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS. During the three months ended March 31, 2006, the Company accrued legal costs of approximately $0.5 million to defend itself in this matter. These legal costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 16, 2007 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company's substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company's cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company's ability to identify, execute or effectively integrate acquisitions; the Company’s ability to identify, execute or effectively integrate future acquisitions; increases in the prices charged by telecommunication providers for services used by the Company; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are a leading provider of business-critical data communications services to processors of credit card, debit card and ATM transactions. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 28 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

•                                          International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides services in Australia, Austria, Colombia,

                                                France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand through subsidiaries located in these countries. Additionally, through these international subsidiaries we also provide services to customers located in Belgium, Bermuda, Finland, Gibraltar, Hong Kong, Norway and Singapore.  Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

Dividends and Recapitalization

On March 28, 2007, the Company's board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility, which consists of two facilities:  a senior secured term loan facility in an aggregate principal amount of $225,000,000 (the “Term Facility”) and a senior secured revolving credit facility in an aggregate principal amount of $15,000,000 (the “Revolving Facility”). The Company used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend.  The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend  and for general corporate purposes.  No amount was drawn on the Revolving Facility at closing, and the full principal amount of the Revolving Facility remained available to the Company as of March 31, 2007.  The payment of the special dividend and the closing on the secured credit facility reflect the completion of the Company's recapitalization plan. The Company believes these actions were in the best interest of our shareholders and established a more appropriate capital structure for the Company.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended March 31,
	2006	2007
Revenues	$65,908	$72,661
Operating expenses:
Cost of network services, exclusive of the items shown separately below	33,057	38,871
Engineering and development	4,535	6,362
Selling, general, and administrative	16,126	17,175
Depreciation and amortization of property and equipment	5,027	5,804
Amortization of intangible assets	4,931	6,112
Total operating expenses	63,676	74,324
Income (loss) from operations	2,232	(1,663)
Interest expense	(2,032)	(3,967)
Interest income	118	245
Other income, net	190	645
Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	508	(4,740)
Income tax benefit	15	1,577
Equity in net loss of unconsolidated affiliates	(1,074)	(64)
Cumulative effect of a change in accounting principle, net of tax provision	84	—
Net loss	$(467)	$(3,227)

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues. Total revenues increased $6.8 million, or 10.2%, to $72.3 million for the three months ended March 31, 2007, from $65.9 million for the three months ended March 31, 2006. We generate revenues through four operating divisions.

POS division. Revenues from the POS division increased $1.0 million, or 5.4%, to $19.8 million for the three months ended March 31, 2007, from $18.8 million for the three months ended March 31, 2006.  POS dial-up transaction volumes increased 10.1%  to 1.4 billion transactions for the three months ended March 31, 2007, from 1.3 billion transactions for the three months ended March 31, 2006. Included in POS revenue for the first quarter of 2007 is an incremental $0.6 million in pass-through revenues. Excluding the incremental pass-through revenue, revenues grew through increased contribution from our broadband service offerings and higher transaction volumes from our traditional dial-up POS product.  Future revenue growth in the POS division depends upon a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

International services division. Revenues from the international services division increased $4.3 million, or 18.0%, to $28.2 million for the three months ended March 31, 2007, from $23.9 million for the three months ended March 31, 2006. International services division revenues increased primarily as a result of the favorable impact of foreign exchange and to a lesser extent through higher transaction volumes from POS customers in Europe and Asia Pacific. Revenues from our U.K. subsidiaries increased $1.6 million, or 11.6%, to $15.2 million for the three months ended March 31, 2007, from $13.7 million for the three months ended March 31, 2006. Excluding the positive impact of foreign exchange rates, revenues from our international services division would have increased $1.8 million, or 7.5%. Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom, SAS.

Telecommunication services division. Revenues from the telecommunication services division increased $0.1 million, or 0.6%, to $14.9 million for the three months ended March 31, 2007, from $14.8 million for the three months ended March 31, 2006. Included in telecommunications services revenues for the three months ended March 31, 2007 and 2006 were approximately $1.2 million and $1.3 million, respectively, of pass-through revenues. Excluding the decrease in pass-through revenues, revenues increased through continued demand for our database access services which offset pricing compression due to customer consolidation in our call signaling business and lower volumes in our validation business.

In 2006, one of our largest telecommunications services division customers completed multiple acquisitions in its industry, including acquisitions of several of our other telecommunications services division customers.  In September 2006, we negotiated a contract renewal with this significant customer in which we agreed to a pricing discount.  Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons.

Financial services division. Revenues from the financial services division increased $1.4 million, or 16.4%, to $9.7 million for the three months ended March 31, 2007, from $8.4 million for the three months ended March 31, 2006. The increase in revenues was due to increases in new endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings.  We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead times.

Cost of network services. Cost of network services increased $5.8 million, or 17.6%, to $38.9 million for the three months ended March 31, 2007, from $33.1 million for the three months ended March 31, 2006. Cost of network services were 53.5% of revenues for the three months ended March 31, 2007, compared to 50.2% of revenues for the three months ended March 31, 2006. The increase in cost of network services resulted from increases in access charges within our POS division and higher database access volumes in our telecommunication services division. Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.  Due to an increase in the fourth quarter of 2006 in the rates charged by one of the providers of toll-free access services we use to transport domestic dial-up POS transactions, we anticipate that the cost of network services associated with the POS division will increase between $5 million and $7 million in 2007 as compared to 2006.  The actual amount of this increase will depend upon a number of factors, including the number and average length of domestic toll-free POS transactions we transport in 2007 and our ability to find alternate providers of toll-free access services at lower costs.

Gross profit represented 46.5% of total revenues for the three months ended March 31, 2007, compared to 49.8% for the three months ended March 31, 2006. This margin compression resulted primarily from increases in access charges, described above, in the POS division as well as price compression and product mix within our telecommunication services division. Any significant loss or significant reduction in transaction or query volumes could lead to a decline in gross profit because significant portions of our network costs are fixed.

Engineering and development expense. Engineering and development expense increased $1.8 million, or 40.3%, to $6.4 million for the three months ended March 31, 2007, from $4.5 million for the three months ended March 31, 2006. Engineering and development expense represented 8.8% of revenues for the three months ended March 31, 2007 and 6.9% of revenues for the three months ended March 31, 2006. Included in engineering and development expense for the three months ended March 31, 2007 is an incremental $0.8 million in stock-based compensation expense, which includes $0.3 million related to the decision by the Board of Directors to allow for dividend equivalent payments on the outstanding restricted stock units of outstanding restricted stock units.  Engineering and development expense increased primarily from an increase in engineering expenses required to support our international expansion and new product offerings in our POS division.

Selling, general and administrative expense. Selling, general and administrative expense increased $1.0 million, or 6.5%, to $17.2 million for the three months ended March 31, 2007, from $16.1 million for the three months ended March 31, 2006. Selling, general and administrative expense represented 23.6% of revenues for the three months ended March 31, 2007, compared to 24.5% of revenues for the three months ended March 31, 2006. Included in selling, general and administrative expense for the first quarter of 2007 are pre-tax charges to earnings of approximately $0.8 million related to executive severance and a $1.1 million stock-based compensation charge related to the modification of outstanding restricted stock units, as mentioned above. Included in selling, general and administrative expense for the first quarter of 2006 is a pre-tax charge to earnings of approximately $0.7 million, comprised of an approximate $0.5 million charge related to a reserve for litigation that arose during the quarter and an approximate $0.2 million charge for legal expenses incurred by the special committee of our board of directors. Excluding these items, selling, general and administrative expense increased primarily from the expenses required to support our revenue growth, mainly within the international services division and to a lesser extent an increase in stock-based compensation expense as a result of grants made during 2006 and 2007.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.8 million, or 15.5% to $5.8 million for the three months ended March 31, 2007, from $5.0 million for the three months ended March 31, 2006. Depreciation expense increased primarily due to capital expenditures made during 2006 to support our revenue growth. Depreciation and amortization of property and equipment represented 8.0% of revenues for the three months ended March 31, 2007, compared to 7.6% of revenues for the three months ended March 31, 2006.

Amortization of intangible assets. Amortization of intangible assets increased $1.2 million, or 24.0%, to $6.1 million for the three months ended March 31, 2007, from $4.9 million for the three months ended March 31, 2006. The amortization of intangible assets for the three months ended March 31, 2007 and 2006 relates solely to the intangible assets resulting from acquisitions. The increase was primarily attributable to acquisitions we completed during 2006. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2007 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $22.0 million as of March 31, 2007. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of March 31, 2007.

Interest expense. Interest expense increased $1.9 million to $3.9 million for the three months ended March 31, 2007, from $2.0 million for the three months ended March 31, 2006. Included in interest expense for the three months ended March 31, 2007 is a $1.4 million charge related to the write-off of unamortized deferred financing fees related to the termination of the 2005 amended and restated senior secured credit facility. Excluding this write-off, interest expense increased due to higher debt levels as well as increases in our weighted average borrowing rate.

Interest income. Interest income was $0.2 million for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006.  The increase in interest income is primarily due to higher outstanding average cash balances during the three months ended March 31, 2007.

 Other income, net. Other income, net was $0.6 million for the three months ended March 31, 2007 compared to $0.2 million for the three months ended March 31, 2006. Included in other income, net for the three months ended March 31, 2007 is a gain on the sale of an asset of  $0.2 million and a gain on foreign currency translation of approximately $0.3 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, principally, the euro and the British pound, versus a gain on foreign currency translation of $0.2 million for the three months ended March 31, 2006.

Income tax benefit. For the three months ended March 31, 2007, our income tax benefit was approximately $1.6 million compared to an income tax provision of $15,000 for the three months ended March 31, 2006.  The increase in our income tax benefit is primarily related to fewer losses from our unconsolidated equity method investments, which are not benefited, and to a lesser extent, lower non-deductible expense, such as meals and entertainment and stock-based compensation.

Equity in net loss of unconsolidated affiliates. For the three months ended March 31, 2007, our equity in net loss of unconsolidated affiliates was $64,000 compared to a loss of $1.1 million for the three months ended March 31, 2006. The decrease was due primarily to the fact that we wrote down the carrying value of our investment in Way Systems, Inc. and IP Commerce, Inc. to zero in the fourth quarter of 2006. As of March 31, 2007, we have a $0.9 million long-term investment in another unconsolidated affiliate, and we expect to incur additional losses on this investment in 2007, and we may continue to incur losses thereafter.

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our 2007 revolving credit facility, will be adequate to meet our anticipated needs for the foreseeable future. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

Our operations provided us cash of $8.4 million for the three months ended March 31, 2007, which was attributable to a net loss of $3.2 million, depreciation, amortization and other non-cash charges of $16.3 million and an increase in working capital of $4.7 million. Our operations provided us cash of $10.0 million for the three months ended March 31, 2006, which was attributable to a net loss of $0.5 million, depreciation, amortization and other non-cash charges of $12.6 million and an increase in working capital of $2.1 million.

We used cash of $2.7 million in investing activities for the three months ended March 31, 2007, which comprised solely of capital expenditures to support our growth. We used cash of $24.7 million in investing activities for the three months ended March 31, 2006, which includes capital expenditures of $5.1 million. In addition we completed the acquisition of CommsXL in the UK, InfiniRoute and Sonic.

We used cash of $4.3 million from financing activities for the three months ended March 31, 2007, which includes proceeds of $222 million from our senior secured credit facility, of which $102 million is held in restricted cash for payment of dividends and payments for long term debt obligations of $123 million. We generated cash of $6.2 million from financing activities for the three months ended March 31, 2006, which includes $6.0 million of borrowings under our 2005 amended and restated senior secured credit facility, the proceeds of which were used to finance the stock and asset purchase from Sonic.

Senior Secured Credit Facility

On March 28, 2007, we entered into a $240.0 million senior secured credit facility to finance the $4.00 per share special cash dividend described elsewhere in this report and to refinance our 2005 amended and restated senior secured credit facility.  The 2007 senior secured credit facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million, under which there were no borrowings as of March 31, 2007. The revolving credit facility matures March 27, 2013.  Payments on the term loans are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014.  Voluntary prepayments on the term loans are first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve month period until paid in full and then applied to the term loans in inverse order of maturity.  We made a voluntary pre-payment in April 2007 of $7.0 million on the term loans.

As of March 31, 2007, total remaining payments on the term loans are as follows (in thousands):

2007	$1,688
2008	2,250
2009	2,250
2010	2,250
2011	2,250
Thereafter	214,312
$225,000

Interest on the outstanding balances under the revolving credit facility is payable, at our option, at a rate equal to the higher of the Wall Street Journal published “base rate on corporate loans posted by at least 75% of the nation’s largest banks” or the federal funds rate plus 50 basis points (the “Base Rate”), in each case, plus a margin of 1.0% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 2.0%.  Interest on the outstanding balances under the term loans are payable, at our option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%.  The revolving credit facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility.  Interest payments on the 2007 senior secured credit facility are due biweekly, montly, bimonthly or quarterly at our option.

The terms of the 2007 senior secured credit facility require us to make an annual prepayment in an amount that may range from 0% to 50% of our “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s leverage ratio for any fiscal year.  Prepayments are also required to be made in other circumstances, including upon asset sales.

The terms of the 2007 Credit Facility require us to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures.  As of March 31, 2007, we were required to maintain a leverage ratio of less than 4.4 to 1.0.  The leverage ratio continues to decline over the term of the 2007 senior secured credit facility.  The 2007 senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates.  Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 senior secured credit facility.  An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility.  The 2007 senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.  We were in compliance with the financial and non-financial covenants of the 2007 senior secured credit facility as of March 31, 2007.

In connection with the closing of the 2007 senior secured credit facility, we incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 senior secured credit facility.   In connection with the repayment of the 2005 amended and restated senior secured credit facility in March 2007, we wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 amended and restated senior secured credit facility.  Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2007, we had $225.0 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on March 31, 2007 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $2.2 million to our annual interest expense.

As of March 31, 2007, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 21 countries outside of the U.S., including the United Kingdom, Australia, Austria, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three months ended March 31, 2007, we recorded a gain on foreign currency translation of approximately $0.3 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There have been no significant changes during the three months ended March 31, 2007 covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                          Legal Proceedings

Information regarding legal proceedings is contained in Note 8 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A.                 Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Default Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None

Item 5.                          Other Information

None.

Item 6.                          Exhibits

(4.7)

Credit Agreement, dated as of March 28, 2007, by and among Transaction Network Services, Inc., Registrant, the several financial institutions from time to time party thereto as Lenders and General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, with GECC Capital Markets Group, Inc., as sole Lead Arranger.*

(10.29)	Employment Agreement, dated as of January 8, 2007, by and among the Registrant, Transaction Network Services, Inc. and James McLaughlin.

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

*                    Incorporated by reference to exhibit 99.1 in the Registrant’s current report on Form 8-K filed March 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: May 10, 2007	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr.
Chief Executive Officer

Date: May 10, 2007	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer