Form 10-Q
period 2007-06-30
TNS INC
filed 2007-08-09
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Shares Outstanding as of July 1, 2007
24,211,373 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.                          Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,322	$22,921
Accounts receivable, net of allowance for doubtful accounts of $6,435 and $3,097, respectively	64,985	70,968
Prepaid expenses	4,931	5,603
Deferred tax assets	2,875	3,446
Other current assets	10,232	6,701
Total current assets	100,345	109,639

Property and equipment, net	58,376	57,040
Identifiable intangible assets, net	192,700	193,972
Goodwill	12,043	14,561
Deferred tax assets, net	13,096	18,120
Other assets	5,117	5,701
Total assets	$381,677	$399,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,650	$—
Accounts payable, accrued expenses and other current liabilities	51,751	60,261
Deferred revenue	15,115	23,974
Total current liabilities	68,516	84,235

Long-term debt, net of current portion	121,663	216,000
Deferred tax liability	6,440	9,884
Other liabilities	5,793	4,959
Total liabilities	202,412	315,078
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,145,804 shares issued and 24,113,434 shares outstanding and 24,212,010 shares issued and 24,211,373 shares outstanding, respectively	24	24
Treasury stock, 32,370 shares and 637 shares, respectively	(605)	(8)
Additional paid-in capital	218,099	123,964
Accumulated deficit	(41,463)	(44,153)
Accumulated other comprehensive income	3,210	4,128
Total stockholders’ equity	179,265	83,955
Total liabilities and stockholders’ equity	$381,677	$399,033

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues	$72,660	$79,361	$138,568	$152,022
Operating expenses:
Cost of network services, exclusive of the items shown separately below	37,127	40,174	70,184	79,046
Engineering and development	5,501	6,641	10,036	13,003
Selling, general, and administrative	17,992	17,581	34,118	34,755
Depreciation and amortization of property and equipment	5,346	5,433	10,373	11,237
Amortization of intangible assets	5,346	5,972	10,276	12,083
Total operating expenses	71,312	75,801	134,987	150,124
Income from operations	1,348	3,560	3,581	1,898
Interest expense	(2,288)	(4,221)	(4,319)	(8,189)
Interest income	147	429	265	674
Other income, net	331	491	521	1,136
(Loss) income before income tax benefit, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	(462)	259	48	(4,481)
Income tax benefit (provision)	456	(285)	469	1,292
Equity in net (loss) income of unconsolidated affiliates	(924)	563	(1,998)	499
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(930)	537	(1,481)	(2,690)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84	—
Net (loss) income	$(930)	$537	$(1,397)	$(2,690)
Basic and diluted net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(0.04)	$0.02	$(0.06)	$(0.11)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—
Net (loss) income	$(0.04)	$0.02	$(0.06)	$(0.11)

Basic weighted average common shares outstanding	24,093,752	24,208,755	24,042,340	24,172,212
Diluted weighted average common shares outstanding	24,093,752	24,219,660	24,042,340	24,172,212
Dividends declared per common share	$—	$—	$—	$4.00

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

						Accumulated
				Additional		other	Total
	Common Stock		Treasury	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Stock	capital	deficit	income	equity
	(in thousands, except per share and share amounts)
Balance, December 31, 2006	24,145,804	$24	$(605)	$218,099	$(41,463)	$3,210	$179,265
Issuance of common stock upon vesting of restricted stock units	138,366	—	—	—	—	—	—
Exercise of employee stock options	1,718	—	—	30	—	—	30
Purchase of treasury stock	—	—	(698)	—	—	—	(698)
Stock compensation expense	—	—	—	5,424	—	—	5,424
Foreign currency translation	—	—	—	—	—	918	918
Net loss	—	—	—	—	(2,690)	—	(2,690)
Special cash dividend declared, $4 per common share	—	—	—	(98,294)	—	—	(98,294)
Retirement of treasury stock	(73,878)	—	1,295	(1,295)	—	—	—
Balance, June 30, 2007	24,212,010	$24	$(8)	$123,964	$(44,153)	$4,128	$83,955

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(1,397)	$(2,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash and working capital items	21,643	30,477
Net cash provided by operating activities:	20,246	27,787
Cash flows from investing activities
Purchases of property and equipment	(11,857)	(8,139)
Cash paid for business acquisitions, net of cash acquired	(19,804)	(4,166)
Net cash used in investing activities:	(31,661)	(12,305)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs of $3,501	—	221,949
Borrowings under 2005 amended and restated senior secured credit facility, net	5,775	—
Repayments of long-term debt	—	(132,313)
Proceeds from stock option exercises, inclusive of tax benefit	342	30
Payment of special dividend, $4 per common share	—	(98,294)
Purchase of treasury stock	(19)	(698)
Net cash provided (used in) by financing activities	6,098	(9,324)
Effect of exchange rates on cash and cash equivalents	(123)	(559)
Net (decrease) increase in cash and cash equivalents	(5,440)	5,559
Cash and cash equivalents, beginning of period	26,628	17,322
Cash and cash equivalents, end of period	$21,188	$22,921
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,110	$3,151
Cash paid for income taxes	$4,460	$3,409

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is an international provider of networking, communications, and value added services to many of the world’s leading retailer, banks/processors, telecommunication companies, and financial markets. TNS’ data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 28 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation of the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2006.

Dividends and Recapitalization

On March 28, 2007, the Company’s board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility, which consists of two facilities:  a senior secured term loan facility in an aggregate principal amount of $225 million (the Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the Revolving Facility). The Company used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend.  The remainder of the proceeds from the Term Facility was used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend and for general corporate purposes.  The payment of the special dividend and the closing on the secured credit facility reflect the completion of the Company’s recapitalization plan.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, accrued expenses for probable losses, estimates of the fair value of assets and liabilities assumed and estimates related to the fair value of employee stock options, including volatility, expected term and estimates of forfeitures in future periods. Actual results could differ from those estimates.

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

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation, and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed by the Company as incurred. The Company recognizes a liability for telecommunications charges based upon network services utilized at historical invoiced rates. Depreciation expense on network equipment and amortization expense on developed technology are excluded from cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in the accompanying consolidated statements of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment”, using the modified prospective transition method. SFAS No. 123R requires that all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and in accordance with SFAS No. 123R for all awards granted or modified after January 1, 2006.

The Company recognized $3.1 million and $5.4 million of stock based compensation for the six months ended June 30, 2006 and 2007, respectively.  During the six months ended June 30, 2006 the Company granted 467,495 stock options and 175,999 restricted stock units at weighted average estimated fair values of $10.44 and $20.47 respectively. During the six months ended June 30, 2007 the Company granted 332,324 stock options and 464,927 restricted stock units at weighted average estimated fair values of $6.26 and $14.36, respectively. As of June 30, 2007, there was a total of $21.9 million of deferred compensation cost related to share based awards, which is expected to be recognized over a weighted average period of approximately three years.

On March 28, 2007 the Company’s Board of Directors decided to allow the outstanding restricted stock units to receive dividend equivalent payments.  As a result of this decision, the Company recorded $1.5 million of stock-based compensation, which is included in the $5.4 million of stock-based compensation mentioned above.  The $1.5 million charge related to this decision is reported as follows in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007:  $0.1 million is included in cost of network services, $0.4 million is included in engineering and development and $1.0 million is included in selling, general and administrative expenses.

Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled $2.1 million, of which $1.5 million would impact the annual effective income tax rate. The Company paid approximately $0.2 million to settle an uncertain tax position during the six months ended June 30, 2007. As of June 30, 2007, the Company’s unrecognized tax benefits totaled $1.9 million, of which $1.5 million would impact the annual effective income tax rate.

The Company or one of its subsidiaries is subject to taxation in the U.S. and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2006.  With the exception of Spain and Australia, which have longer statutes of limitation than the U.S., the Company is no longer subject to US Federal, state, local or foreign tax examinations for the tax years 2002 and prior.

It is reasonably possible that the amount of unrecognized benefit with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months; however, quantification of an estimated range cannot be made at this time.  These changes may be the result of settlement of ongoing state audits or the expiration of certain statutes of limitation.

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $39,000 for the six months ended June 30, 2007.  The Company’s accrual for potential interest and penalties associated with uncertain tax positions was $326,000 as of June 30, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

The Company’s income tax benefit for the six months ended June 30, 2006 differs from the U.S. federal statutory rate primarily due to an increase in valuation allowance and profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate. The Company’s income tax benefit for the six months ended June 30, 2007 differs from the U.S. federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 157 and SFAS No. 159 will have a material impact on its financial statements.

2.             Acquisition and Long-term Investment

Dialect Payment Technologies, Pty Limited Acquisition

On June 8, 2007, the Company acquired all of the outstanding shares of Dialect Payment Technologies Pty Limited (Dialect), an Australian provider of internet payment gateway services to the ‘card-not-present’ transaction market, for a purchase price of $4.2 million, plus direct acquisition costs of approximately $0.4 million.  The purchase price includes approximately $0.9 million, currently in escrow, that may be refundable to the Company based on the costs incurred related to one customer contract assumed in the purchase. If such amount is refunded to the Company, it will result in a corresponding decrease in goodwill. The Company purchased Dialect primarily to expand its current suite of POS product offerings. The purchase price for Dialect was allocated, on a preliminary basis, as follows (in thousands):

Current assets	580
Accounts receivable	964
Property and equipment	866
Developed technology	5,454
Customer relationships	5,319
Tradename	186
Non-compete agreements	1,063
Goodwill	2,210
Accounts payable, accrued expenses and other liabilities	(1,985)
Deferred revenue	(6,465)
Deferred tax liability	(3,606)
Net assets acquired	$4,586

The amounts allocated to the customer relationships and developed technology are being amortized over their estimated useful life of seven years. The amounts allocated to the non-compete agreements and tradename are being amortized over their estimated useful life of three years and two years, respectively. The goodwill of $2.2 million is not deductible for income tax purposes. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company’s results of operations include the operating results of this acquisition beginning June 8, 2007.

WAY Systems Investment

In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY’s Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY’s board of directors. The Company accounted for its investment under the equity method of accounting as the Company had significant influence over the financing and operating activities of WAY through its representation on the board of directors. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY’s Series B convertible preferred stock representing an additional 1.9 percent of WAY’s outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY’s Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY’s Series C convertible preferred stock. As of December 31, 2006, the Company owned approximately 17.2 percent of WAY’s total outstanding shares. During December 2006, in conjuction with management’s decision to not advance additional capital to WAY and continuing and projected operating losses from WAY, the Company determined its WAY investment was impaired and recorded a $1.3 million charge to reduce the carrying value of its WAY investement to zero.  In June 2007, the Company sold all of its WAY shares for $625,000.  This amount is included in equity in net (loss) income of unconsolidated affiliates for the three and six months ended June 30, 2007.

3.             Long-term Debt

On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility).  The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of June 30, 2007. The Revolving Facility matures March 27, 2013.  Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014.  Voluntary prepayments on the Term Facility are applied as directed by the Company.  The Company made voluntary pre-payments on the Term Facility totaling $9.0 million during the three months ended June 30, 2007. In July 2007 the Company made an additional voluntary pre-payment on the Term Facility in the amount of $4.0 million.

As of June 30, 2007, total scheduled remaining payments on the Term B Loan are as follows (in thousands):

Six months ending December 31, 2007	$—
2008	—
2009	—
2010	—
2011	1,688
Thereafter	214,312
$216,000

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

The terms of the 2007 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a specified Leverage Ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures.  As of June 30, 2007, the Company was required to maintain a leverage ratio of less than 4.4 to 1.0.  The leverage ratio continues to decline over the term of the 2007 Credit Facility.  The Company’s leverage ratio as of June 20, 2007 was 3.3 to 1.0. The 2007 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates.  Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility.  An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility.  The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.  The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of June 30, 2007.

In connection with the closing of the 2007 Credit Facility, the Company incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 Credit Facility.   In connection with the repayment of the 2005 Credit Facility in March 2007, the Company wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 Credit Facility.  Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.

4.             Comprehensive Loss

The components of comprehensive loss, net of tax effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net (loss) income	$(930)	537	$(1,397)	$(2,690)
Foreign currency translation adjustments	1,276	525	1,380	918
Total comprehensive income (loss)	$346	$1,062	$(17)	$(1,772)

5.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three and six months ended June 30, 2006, the treasury stock effect of options to purchase 1,890,484 shares of common stock and 489,423 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.  During the six months ended June 30, 2007, the treasury stock effect of options to purchase 2,041,330 shares of common stock and 667,464 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(930)	$537	$(1,481)	$(2,690)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84	—
Net (loss) income	$(930)	$537	$(1,397)	$(2,690)
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,093,752	24,208,755	24,042,340	24,172,212
Treasury stock effect of unvested restricted stock units	—	10,905	—	—
Diluted weighted average common shares outstanding	24,093,752	24,219,660	24,042,340	24,172,212
Basic and diluted net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(0.04)	$0.02	$(0.06)	$(0.11)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—
Net (loss) income	$(0.04)	$0.02	$(0.06)	$(0.11)

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
POS	$21,422	$20,754	$40,214	$40,553
TSD	16,725	16,109	31,554	31,022
FSD	8,629	10,118	17,001	19,860
ISD	25,884	32,380	49,799	60,587
Total revenues	$72,660	$79,361	$138,568	$152,022

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

EBITDA before stock compensation expense:
North America	$5,687	$5,561	$12,290	$14,295
ISD	8,207	11,727	15,229	16,346
Total EBITDA before stock compensation expense	$13,894	$17,288	$27,519	$30,642

EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
EBITDA before stock compensation expense	$13,894	$17,288	$27,519	$30,642
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(10,692)	(11,405)	(20,649)	(23,320)
Stock compensation expense	(1,854)	(2,323)	(3,289)	(5,424)
Interest expense	(2,288)	(4,221)	(4,319)	(8,189)
Interest income and other income, net	478	920	786	1,810
(Loss) income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, net of tax provision	$(462)	$259	$48	$(4,481)

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2006	June 30, 2007
POS	$127,051	$121,483
TSD	4,890	4,325
FSD	23,208	22,116
ISD	49,594	60,609
Total goodwill and identifiable intangible assets, net	$204,743	$208,533

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
North America	$46,776	$46,981	$88,770	$91,435
Europe	22,807	27,928	43,986	52,580
Asia-Pacific	3,077	4,452	5,812	8,007
Total revenues	$72,660	$79,361	$138,568	$152,022

Revenues from the Company’s subsidiaries in the United Kingdom were $14.2 million and $27.9 million for the three and six months ended June 30, 2006, respectively. Revenues from the Company’s subsidiaries in the United Kingdom were $17.2 million and $32.4 million for the three and six months ended June 30, 2007, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2006	June 30, 2007
North America	$225,159	$212,529
Europe	47,615	57,177
Asia-Pacific	4,319	19,688
Total long-lived assets	$277,093	$289,394

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

During the first quarter of 2007 the Company incurred an additional $0.9 million in severance and benefits charges related primarily to the departure of two senior executives.  Of the total $0.9 million in severance and benefits, $0.8 million is included in selling, general and administrative expense and $0.1 million is included in engineering and development expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.

A summary of the liability for the Company’s severance and benefits obligation is as follows (in thousands):

Balance as of January 1, 2007	$4,778
Severance and benefits from executive departures	946
Accretion of liability due to the passage of time	33
Cash paid	(1,870)
Balance as of June 30, 2007	$3,887

The remaining cash expenditures relating to the severance and benefits will be paid through 2009. As of June 30, 2007, $2.3 million of the total $3.9 million liability for severance and benefits was classified as accounts payable, accrued expenses and other liabilities and the remaining $1.6 million was classified as other liabilities in the accompanying condensed consolidated balance sheet.

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

The Company and John J. McDonnell, Jr., the Company’s former Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia. Plaintiff claims that the Registration Statement filed in connection with the Secondary Offering negligently failed to disclose that (1) TNS’ agreement with the Pepsi Bottling Group, Inc. (“Pepsi”) to provide cashless vending to Pepsi had been delayed beyond August 7, 2005; (2) TNS was generating less revenues and income than it had anticipated from its contract with the Royal Bank of Scotland (“RBS”), because RBS purportedly had overstated the number of transactions that TNS would be responsible for processing for RBS; and (3) TNS’ International Services Division was experiencing declining revenues during that time period because of unfavorable foreign exchange rates. TNS filed a motion to dismiss the lawsuit on July 14, 2006. The Plaintiff filed its memorandum in opposition to TNS’ motion to dismiss on August 4, 2006, and TNS filed its reply memorandum on August 18, 2006. The Court denied the motion to dismiss on September 12, 2006, and ordered the parties to conduct discovery in the case. In March 2007, the Court stayed further discovery in the case pending a mediation of the matter. The parties conducted a mediation on April 26, 2007.  The timing and course of the litigation, including the mediation, are not predictable.  As a result, management cannot estimate a range of possible loss and has therefore not recognized a liability for this expense. However, TNS intends to continue to take appropriate steps to defend against the lawsuit, the outcome of which could have a material adverse affect on the financial condition or future operating results of TNS. During the six months ended June 30, 2006, the Company accrued legal costs of approximately $0.5 million to defend itself in this matter. These legal costs are included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006.

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

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company’s cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company’s ability to identify, execute or effectively integrate acquisitions; the Company’s ability to identify, execute or effectively integrate future acquisitions; increases in the prices charged by telecommunication providers for services used by the Company; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are an international provider of networking, communications, and value added services to many of the world’s leading retailer, banks/processors, telecommunication companies, and financial markets. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 28 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

Dividends and Recapitalization

On March 28, 2007, our board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, we entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the “Term Facility”) and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility”). We used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility was used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend and for general corporate purposes. No amount was drawn on the Revolving Facility at closing and the full principal amount of the Revolving Facility remained available to us as of June 30, 2007. The payment of the special dividend and the closing on the secured credit facility reflect the completion of our recapitalization plan. We believe these actions were in the best interest of our shareholders and established a more appropriate capital structure.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues	$72,660	$79,361	$138,568	$152,022
Operating expenses:
Cost of network services, exclusive of the items shown separately below	37,127	40,174	70,184	79,046
Engineering and development	5,501	6,641	10,036	13,003
Selling, general, and administrative	17,992	17,581	34,118	34,755
Depreciation and amortization of property and equipment	5,346	5,433	10,373	11,237
Amortization of intangible assets	5,346	5,972	10,276	12,083
Total operating expenses	71,312	75,801	134,987	150,124
Income from operations	1,348	3,560	3,581	1,898
Interest expense	(2,288)	(4,221)	(4,319)	(8,189)
Interest income	147	429	265	674
Other income, net	331	491	521	1,136
(Loss) income before income tax benefit, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	(462)	259	48	(4,481)
Income tax benefit (provision)	456	(285)	469	1,292
Equity in net (loss) income of unconsolidated affiliates	(924)	563	(1,998)	499
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(930)	537	(1,481)	(2,690)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84	—
Net (loss) income	$(930)	$537	$(1,397)	$(2,690)

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues. Total revenues increased $6.7 million, or 9.2%, to $79.4 million for the three months ended June 30, 2007, from $72.9 million for the three months ended June 30, 2006. We generate revenues through four operating divisions.

POS division. Revenues from the POS division decreased $0.7 million, or 3.1%, to $20.8 million for the three months ended June 30, 2007, from $21.4 million for the three months ended June 30, 2006. POS dial-up transaction volumes decreased 3.8% to 1.51 billion transactions for the three months ended June 30, 2007, from 1.57 billion transactions for the three months ended June 30, 2006. Included in POS revenue for the second quarter of 2007 is $0.7 million in pass-through revenues compared with none for the three months ended June 30, 2006. POS revenues increased $1.0 million in the three months ended June 30, 2007 compared to the three months ended March 31, 2007. The increase in revenue on a sequential basis, was due primarily to increased dial-up transaction volumes and to a lesser extent from additional endpoints from our broadband service offerings. Growth in the POS division depends upon a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

International services division. Revenues from the international services division increased $6.5 million, or 25.1%, to $32.4 million for the three months ended June 30, 2007, from $25.9 million for the three months ended June 30, 2006. On a constant dollar basis, revenue for the three months ended June 30, 2007 would have increased $4.0 million, or 15.5% to $29.9 million. Excluding the benefit of foreign exchange, international services division revenues increased primarily though higher transaction volumes from POS customers and more connections from FSD customers in Europe and Asia Pacific and to a lesser extent from the inclusion of one month of revenue from our recent acquisition of Dialect. Revenues from our U.K. subsidiaries increased $3.0 million, or 20.8%, to $17.2 million for the three months ended June 30, 2007, from $14.2 million for the three months ended June 30, 2006. Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom, SAS, and Dialect.

Telecommunication services division. Revenues from the telecommunication services division decreased $0.6 million, or 3.7%, to $16.1 million for the three months ended June 30, 2007, from $16.7 million for the three months ended June 30, 2006. Included in telecommunications services revenues for the three months ended June 30, 2007 and 2006 were approximately $1.4 million and $2.4 million, respectively, of pass-through revenues. Excluding the decrease in pass-through revenues, revenues increased $0.4 million through continued demand for our database access and validation services which offset pricing compression due to customer consolidation in our call signaling business.

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

Financial services division. Revenues from the financial services division increased $1.5 million, or 17.3%, to $10.1 million for the three months ended June 30, 2007, from $8.6 million for the three months ended June 30, 2006. The increase in revenues was due to increases in new customer endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead times.

Cost of network services. Cost of network services increased $3.1 million, or 8.2%, to $40.2 million for the three months ended June 30, 2007, from $37.1 million for the three months ended June 30, 2006. Cost of network services were 50.6% of revenues for the three months ended June 30, 2007, compared to 51.1% of revenues for the three months ended June 30, 2006. The increase in cost of network services resulted from higher volumes in our international services division, increases in customer connections in our financial services division, and increases in access charges for our dial-up POS product within our POS division.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions. Due to an increase in the fourth quarter of 2006 in the rates charged by one of the providers of toll-free access services we use to transport domestic dial-up POS transactions, we anticipate that the cost of network services associated with the POS division will increase between $5 million and $7 million in 2007 as compared to 2006. The actual amount of this increase will depend upon a number of factors, including the number and average length of domestic toll-free POS transactions we transport in 2007 and our ability to find alternate providers of toll-free access services at lower costs. During the second quarter of 2007, we entered into an agreement with an alternate provider of toll-free access. As a result, we anticipate reductions in our toll-free access charges in the second half of 2007.

Gross profit represented 49.4% of total revenues for the three months ended June 30, 2007, compared to 48.9% for the three months ended June 30, 2006. Excluding $2.2 million and $2.4 million in total pass-through revenues for the three months ended June 30, 2007 and 2006, respectively, gross margin would have been approximately 50.8% compared to 50.6%. The improvement in gross margin from last year is a result of increased contribution from our international services and financial services divisions, our highest gross margin divisions, which offset both margin declines in the POS division as a result of increased access charges, as discussed above, and price compression in the telecommunication services division as a result of customer consolidation.

Engineering and development expense. Engineering and development expense increased $1.1 million, or 20.7%, to $6.6 million for the three months ended June 30, 2007, from $5.5 million for the three months ended June 30, 2006. Engineering and development expense represented 8.4% of revenues for the three months ended June 30, 2007 and 7.6% of revenues for the three months ended June 30, 2006. Included in engineering and development expenses for the three months ended June 30, 2006 was approximately $0.2 million of severance expense. Excluding the severance expense, engineering and development expense increased primarily to support our revenue growth in the international services division, the expense related to our investment in our product development initiatives and from decreases in the amount of internal software development expenses capitalized and to a lesser extent from increases in headcount related to our acquisition of Dialect.

Selling, general and administrative expense. Selling, general and administrative expense decreased $0.4 million, or 2.3%, to $17.6 million for the three months ended June 30, 2007, from $18.0 million for the three months ended June 30, 2006. Selling, general and administrative expense represented 22.2% of revenues for the three months ended June 30, 2007, compared to 24.8% of revenues for the three months ended June 30, 2006. Included in selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 is approximately $1.7 million and $1.2 million of stock compensation expense, respectively. Included in selling, general and administrative expenses for the three months ended June 30, 2006 is a $0.6 million pre-tax charge for expenses incurred by the special committee of the board of directors. Excluding these items, selling, general and administrative expenses decreased $0.3 million primarily as a result of the cost cutting measures that were put in place during the fourth quarter of 2006 that were partially offset by increases in selling expenses to support our revenue growth.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.1 million, or 1.6%, to $5.4 million for the three months ended June 30, 2007, from $5.3 million for the three months ended June 30, 2006. Depreciation and amortization of property and equipment represented 6.8% of revenues for the three months ended June 30, 2007, compared to 7.4% of revenues for the three months ended June 30, 2006. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth.

Amortization of intangible assets. Amortization of intangible assets increased $0.6 million, or 11.7%, to $6.0 million for the three months ended June 30, 2007, from $5.4 million for the three months ended June 30, 2006. The amortization of intangible assets for the three months ended June 30, 2007 and 2006 relates solely to the intangible assets resulting from acquisitions. The increase was primarily attributable to acquisitions we completed during 2006 and 2007. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2007 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $21.5 million as of June 30, 2007. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of June 30, 2007.

Interest expense. Interest expense increased $1.9 million to $4.2 million for the three months ended June 30, 2007, from $2.3 million for the three months ended June 30, 2006. Interest expense increased due to higher debt levels incurred as a result of our recapitalization supporting our special dividend.

Interest income. Interest income was $0.4 million for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006. The increase of $0.3 million in interest income is primarily due to the restricted cash we had on hand for the payment of the special dividend and to a lesser extent the higher outstanding average cash balances during the three months ended June 30, 2007.

Other income, net. Other income, net was $0.5 million for the three months ended June 30, 2007 compared to $0.3 million for the three months ended June 30, 2006. Included in other income, net for the three months ended June 30, 2007 is a gain on foreign currency translation of approximately $0.4 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, principally, the pound sterling, Euro and Australian dollar, versus a gain on foreign currency translation of $0.3 million for the three months ended June 30, 2006.

Income tax (provision) benefit. For the three months ended June 30, 2007, our income tax provision was approximately $0.3 million compared to an income tax benefit of $0.5 million for the three months ended June 30, 2006. The increase is due to higher income in profitable foreign jurisdictions as compared to higher losses in the U.S. during 2006.

Equity in net loss of unconsolidated affiliates. For the three months ended June 30, 2007, our equity in net income of unconsolidated affiliates was $0.6 million compared to a loss of $0.9 million for the three months ended June 30, 2006. The increase was due primarily to the realized gain of $0.6 million on the sale of all our outstanding shares of our investment in WAY Systems, Inc. During the three months ended June 30, 2006 we recorded losses on our investments in WAY Systems Inc., IP Commerce Inc., and AK Jensen. As of June 30, 2007, we have a $0.9 million long-term investment in another unconsolidated affiliate, and we expect to incur additional losses on this investment in 2007, and we may continue to incur losses thereafter.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues. Total revenues increased $13.4 million, or 9.7%, to $152.0 million for the six months ended June 30, 2007, from $138.6 million for the six months ended June 30, 2006. We generate revenues through four operating divisions.

POS division. Revenues from the POS division increased $0.3 million, or 0.8%, to $40.5 million for the six months ended June 30, 2007, from $40.2 million for the six months ended June 30, 2006. POS dial-up transaction volumes for the six months ended June 30, 2007 were 2.9 billion transactions, an increase of 2.4% compared to the six months ended June 30, 2006. Included in POS revenue for the six months ended June 30, 2007 is an incremental $1.4 million in pass-through revenues compared with none for the six months ended June 30, 2006. Excluding the pass-through revenues, POS division revenue decreased $1.0 million, or 2.7%, resulting from lower revenue per transaction partially offset by increases in revenues from our broadband service offerings and higher dial-up transactions volumes. Growth in the POS division depends upon a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

International services division. Revenues from the international services division increased $10.8 million, or 21.7%, to $60.6 million for the six months ended June 30, 2007, from $49.8 million for the six months ended June 30, 2006. On a constant dollar basis, revenue for the six months ended June 30, 2007 would have increased $5.8 million, or 11.7% to $55.6 million. Excluding the benefit of foreign exchange, international services division revenues increased primarily though higher transaction volumes from POS customers and increases in the number of FSD customer connections in Europe and Asia Pacific. Revenues from our U.K. subsidiaries increased $4.5 million, or 16.3%, to $32.4 million for the six months ended June 30, 2007, from $27.9 million for the six months ended June 30, 2006. Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom, SAS, and Dialect.

Telecommunication services division. Revenues from the telecommunication services division decreased $0.5 million, or 1.7%, to $31.1 million for the six months ended June 30, 2007, from $31.6 million for the six months ended June 30, 2006. Included in telecommunications services revenues for the six months ended June 30, 2007 and 2006 were approximately $2.7 million and $3.7 million, respectively, of pass-through revenues. Excluding the decrease in pass-through revenues, revenues increased $0.5 million through continued demand for our database access services, partially offset by pricing compression due to customer consolidation in our call signaling business, as discussed below.

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

Financial services division. Revenues from the financial services division increased $2.9 million, or 16.8%, to $19.9 million for the six months ended June 30, 2007, from $17.0 million for the six months ended June 30, 2006. The increase in revenues was due to increases in new customer endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead times.

Cost of network services. Cost of network services increased $8.9 million, or 12.6%, to $79.0 million for the six months ended June 30, 2007, from $70.2 million for the six months ended June 30, 2006. Cost of network services were 52.0% of revenues for the six months ended June 30, 2007, compared to 50.6% of revenues for the six months ended June 30, 2006. The increase in cost of network services resulted from higher volumes in our international services division, increases in customer connections in our financial services division, and increases in access charges for our dial-up POS product within our POS division.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions. Due to an increase in the fourth quarter of 2006 in the rates charged by one of the providers of toll-free access services we use to transport domestic dial-up POS transactions, we anticipate that the cost of network services associated with the POS division will increase between $5 million and $7 million in 2007 as compared to 2006. The actual amount of this increase will depend upon a number of factors, including the number and average length of domestic toll-free POS transactions we transport in 2007 and our ability to find alternate providers of toll-free access services at lower costs. During the second quarter of 2007, we entered into an agreement with an alternate provider of toll-free access. As a result, we anticipate reductions in our toll-free access charges in the second half of 2007.

Gross profit represented 48.0% of total revenues for the six months ended June 30, 2007, compared to 49.4% for the six months ended June 30, 2006. Exluding $4.1 million and $3.7 million in total pass-through revenues for the six months ended June 30, 2007 and 2006, respectively, gross margin would have been approximately 49.3% compared to 50.7%. This margin compression is a result of declines in the gross margin of our dial-up POS product from increases in toll-free access charges, as discussed above, as well as price compression in the telecommunications services division as a result of customer consolidation, which is partially offset by increased contribution from the international services and financial services divisions, our highest gross margin divisions.

Engineering and development expense. Engineering and development expense increased $3.0 million, or 29.6%, to $13.0 million for the six months ended June 30, 2007, from $10.0 million for the six months ended June 30, 2006. Engineering and development expense represented 8.6% of revenues for the six months ended June 30, 2007 and 7.2% of revenues for the six months ended June 30, 2006. Included in engineering and development expenses for the six months ended June 30, 2007 and 2006 is approximately $1.2 million and $0.4 million of stock compensation expense, respectively. Excluding the increase in stock compensation expense, engineering and development expense increased primarily to support our revenue growth in the international services division and decreases in the amount of internally developed software expenses capitalized and to a lesser extent from the increased expense related to our investment in product development.

Selling, general and administrative expense. Selling, general and administrative expense increased $0.6 million, or 1.9%, to $34.7 million for the six months ended June 30, 2007, from $34.1 million for the six months ended June 30, 2006. Selling, general and administrative expense represented 22.9% of revenues for the six months ended June 30, 2007, compared to 24.6% of revenues for the six months ended June 30, 2006. Included in selling, general and administrative expense for the six months ended June 30, 2007 are pre-tax charges to earnings of approximately $0.8 million related to executive severance and $3.8 million in stock compensation expense of which $1.1 million related to the modification of outstanding restricted stock units. Included in selling, general and administrative expenses for the six months ended June 30, 2006 is a charge for expenses incurred by the special committee of the board of directors of approximately $0.6 million, a charge related to a reserve for litigation of approximately $0.5 million and $2.5 million of stock compensation expense. Excluding these items, selling, general and administrative expenses decreased $0.4 million primarily as a result of the cost cutting measures that were put in place during the fourth quarter of 2006, which were partially offset by increases in selling costs to support our revenue growth.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.9 million, or 8.3% to $11.2 million for the six months ended June 30, 2007, from $10.4 million for the six months ended June 30, 2006. Depreciation and amortization of property and equipment represented 7.4% of revenues for the six months ended June 30, 2007, compared to 7.5% of revenues for the six months ended June 30, 2006. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth.

Amortization of intangible assets. Amortization of intangible assets increased $1.8 million, or 17.6%, to $12.1 million for the six months ended June 30, 2007, from $10.3 million for the six months ended June 30, 2006. The amortization of intangible assets for the six months ended June 30, 2007 and 2006 relates solely to the intangible assets resulting from acquisitions. The increase was primarily attributable to acquisitions we completed during 2006 and 2007. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2007 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $21.5 million as of June 30, 2007. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of June 30, 2007.

Interest expense. Interest expense increased $3.9 million to $8.2 million for the six months ended June 30, 2007, from $4.3 million for the six months ended June 30, 2006. Included in interest expense for the six months ended June 30, 2007 is a $1.4 million charge related to the write-off of unamortized deferred financing fees related to the termination of the 2005 amended and restated senior secured credit facility. Excluding this charge, interest expense increased $2.5 million due to higher debt levels incurred as a result of our recapitalization supporting our special dividend.

 Interest income. Interest income was $0.7 million for the six months ended June 30, 2007 compared to $0.3 million for the six months ended June 30, 2006. The increase of $0.4 million in interest income is primarily due to the restricted cash we had on hand for the payment of the special dividend and higher outstanding average cash balances during the six months ended June 30, 2007.

 Other income, net. Other income, net was $1.1 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006. Included in other income, net for the six months ended June 30, 2007 is a gain on the sale of an asset of $0.3 million and a gain on foreign currency translation of approximately $0.7 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, principally, the pound sterling, Euro and Australian dollar, versus a gain on foreign currency translation of $0.5 million for the six months ended June 30, 2006.

Income tax benefit. For the six months ended June 30, 2007, our income tax benefit was approximately $1.3 million compared to $0.5 million for the six months ended June 30, 2006. The increase in our income tax benefit is primarily related to fewer losses from our unconsolidated equity method investments, which are not benefited.

Equity in net loss of unconsolidated affiliates. For the six months ended June 30, 2007, our equity in net income of unconsolidated affiliates was $0.5 million compared to a loss of $2.0 million for the six months ended June 30, 2006. The increase was due primarily to the realized gain of $625,000 on the sale of all our outstanding shares of our investment in WAY Systems, Inc, which had a carrying value of zero resulting from the write downs we made in the fourth quarter of 2006. During the six months ended June 30, 2006 we recorded losses on our investments in WAY Systems, Inc., IP Commerce Inc. and AK Jensen. As of June 30, 2007, we have a $0.9 million long-term investment in another unconsolidated affiliate, and we expect to incur additional losses on this investment in 2007, and we may continue to incur losses thereafter.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our 2007 senior secured revolving credit facility, will be adequate to meet our anticipated needs for the foreseeable future. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance those acquisitions.

Our operations provided us cash of $27.8 million for the six months ended June 30, 2007, which was attributable to a net loss of $2.7 million, depreciation, amortization and other non-cash charges of $23.9 million and an increase in working capital of $6.6 million. Our operations provided us cash of $20.2 million for the six months ended June 30, 2006, which was attributable to a net loss of $1.4 million, depreciation, amortization and other non-cash charges of $20.6 million and an increase in working capital of $1.0 million.

We used cash of $12.3 million in investing activities for the six months ended June 30, 2007, which includes $4.2 million for our acquisition of Dialect and $8.1 million in capital expenditures primarily to support our revenue growth. We used cash of $31.7 million in investing activities for the six months ended June 30, 2006, which includes capital expenditures of $11.9 million. In addition we completed the acquisitions of CommsXL in the UK, InfiniRoute and Sonic.

We used cash of $9.3 million from financing activities for the six months ended June 30, 2007, which includes net proceeds of $222 million from our senior secured credit facility, of which $98.3 million was used for payment of a special dividend and $123.3 million was used to repay our 2005 amended and restated senior secured credit facility. In addition, we made $9.0 million of voluntary pre-payments on our 2007 senior secured credit facility. We received cash of $6.1 million from financing activities for the six months ended June 30, 2006, which includes $6.0 million of borrowings under our 2005 amended and restated senior secured credit facility, the proceeds of which were used to finance the stock and asset purchase from Sonic.

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

2007 Senior Secured Credit Facility

On March 28, 2007, we entered into a $240.0 million senior secured credit facility to finance the $4.00 per share special cash dividend, described elsewhere in this report, and to refinance our 2005 amended and restated senior secured credit facility.  The 2007 senior secured credit facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million, under which there were no borrowings as of June 30, 2007. The senior secured credit facility matures March 27, 2013.  Payments on the senior secured term loans are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014.  Voluntary prepayments on the senior secured term loans are applied as directed by us.  We made voluntary pre-payments on the senior secured term loans totaling $9.0 million during the six months ended June 30, 2007 and an additional voluntary pre-payment of $4.0 million in July 2007.

As of June 30, 2007, total scheduled remaining payments on the term loan are as follows (in thousands):

Six months ending December 31, 2007	$—
2008	—
2009	—
2010	—
2011	1,688
Thereafter	214,312
$216,000

Interest on the outstanding balances under the revolving credit facility is payable, at our option, at a rate equal to the higher of the Wall Street Journal published “base rate on corporate loans posted by at least 75% of the nation’s largest banks” or the federal funds rate plus 50 basis points (the “Base Rate”), in each case, plus a margin of 1.0% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 2.0%.  Interest on the outstanding balances under the senior secured term loans are payable, at our option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%.  The senior secured revolving credit facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the senior secured revolving credit facility.  Interest payments on the 2007 senior secured credit facility are due biweekly, montly, bimonthly or quarterly at our option.

The terms of the 2007 senior secured credit facility require us to make an annual prepayment in an amount that may range from 0% to 50% of our “excess cash flow” (as such term is defined in the Credit Agreement) depending on our leverage ratio for any fiscal year.  Prepayments are also required to be made in other circumstances, including upon asset sales.

The terms of the 2007 senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures.  As of June 30, 2007, we were required to maintain a leverage ratio of less than 4.4 to 1.0.  The leverage ratio continues to decline over the term of the 2007 senior secured credit facility.  Our leverage ratio as of June 30, 2007 was 3.3 to 1.0. The 2007 senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates.  Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 senior secured credit facility.  An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility.  The 2007 senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.  We were in compliance with the financial and non-financial covenants of the 2007 senior secured credit facility as of June 30, 2007.

In connection with the closing of the 2007 senior secured credit facility, we incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 senior secured credit facility.   In connection with the repayment of the 2005 amended and restated senior secured credit facility in March 2007, we wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 amended and restated senior secured credit facility.  Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2007, we had $216.0 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on June 30, 2007 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $2.1 million to our annual interest expense.

As of June 30, 2007, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the pound sterling and the Australian dollar due to our operations in Europe and Australia.

We have operations in 21 countries outside of the U.S., including the United Kingdom, Australia, Austria, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, pound sterling, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the six months ended June 30, 2007, we recorded a gain on foreign currency translation of approximately $0.7 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There have been no significant changes during the six months ended June 30, 2007 covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

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

None.

Item 3.                          Default Upon Senior Securities

None.

Item 4.                                Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 15, 2007. The stockholders voted on the following matters as set forth in the proxy statement.

1. ELECTION OF DIRECTORS. The stockholders voted to elect five directors to a one-year term expiring at the annual meeting of stockholders in 2007. The voting tabulation for each nominee was as follows:

Director	Votes in Favor	Vote Withheld
John B. Benton	18,510,128	539,285
Henry H. Graham, Jr.	18,510,525	538,888
Stephen X. Graham	12,884,235	6,165,178
Jay E. Ricks	17,694,034	1,355,379
John V. Sponyoe	12,884,235	6,165,178

2. RATIFICATION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year. The voting tabulation was as follows: 19,024,113 votes in favor of the ratification, 25,200 against the ratification, and 100 abstentions.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

(4.8)

Amendment to Credit Agreement, entered on June 6, 2007, by and among Transaction Network Services, Inc., a wholly owned subsidiairy of Registrant, as Borrower, Registrant, as a credit Party, and General Electric Capital Corporation, as agent, L/C Issuer, and a Lender.(1)

(10.30)	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Dennis Randolph Jr.(2)

(10.31)	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Mark Cole

(10.32)	2007 Annual Incentive Plan (3)

(10.33)	2007 Executive Long-Term Incentive Plan (4)

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

(1)             Incorporated by reference to exhibit 99.1 in the Registrant’s current report on Form 8-K filed June 8, 2007.

(2)             Incorporated by reference to exhibit 99.3 in the Registrant’s current report on Form 8-K filed August 8, 2007.

(3)             Incorporated by reference to exhibit 99.1 in the Registrant’s current report on Form 8-K filed August 8, 2007.

(4)             Incorporated by reference to exhibit 99.2 in the Registrant’s current report on Form 8-K filed August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: August 9, 2007	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr.
Chief Executive Officer

Date: August 9, 2007	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer