Form 10-Q
period 2007-09-30
TNS INC
filed 2007-11-09
CIK 1268671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of October 1, 2007 24,222,470 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

TNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31, 2006	September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,322	$19,449
Accounts receivable, net of allowance for doubtful accounts of $6,435 and $3,379, respectively	64,985	76,116
Prepaid expenses	4,931	6,298
Deferred tax assets	2,875	3,016
Other current assets	10,232	6,231

Total current assets	100,345	111,110
Property and equipment, net	58,376	57,018
Identifiable intangible assets, net	192,700	188,388
Goodwill	12,043	15,541
Deferred tax assets, net	13,096	21,642
Other assets	5,117	4,958

Total assets	$381,677	$398,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,650	$—
Accounts payable, accrued expenses and other current liabilities	51,751	62,172
Deferred revenue	15,115	22,539

Total current liabilities	68,516	84,711
Long-term debt, net of current portion	121,663	210,500
Deferred tax liability	6,440	9,882
Other liabilities	5,793	4,472

Total liabilities	202,412	309,565

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,145,804 shares issued and 24,113,434 shares outstanding and 24,224,672 shares issued and 24,222,470 shares outstanding, respectively	24	24
Treasury stock, 32,370 shares and 2,202 shares, respectively	(605)	(30)
Additional paid-in capital	218,099	127,795
Accumulated deficit	(41,463)	(43,759)
Accumulated other comprehensive income	3,210	5,062

Total stockholders' equity	179,265	89,092

Total liabilities and stockholders' equity	$381,677	$398,657

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues	$73,187	$84,542	$211,755	$236,564
Operating expenses:
Cost of network services, exclusive of the items shown separately below	37,442	42,109	107,627	121,154
Engineering and development	5,269	6,943	15,305	19,946
Selling, general, and administrative	20,985	20,108	55,103	54,863
Depreciation and amortization of property and equipment	5,574	5,977	15,947	17,214
Amortization of intangible assets	5,459	6,282	15,735	18,365

Total operating expenses	74,729	81,419	209,717	231,542

(Loss) income from operations	(1,542)	3,123	2,038	5,022
Interest expense	(2,466)	(4,299)	(6,785)	(12,488)
Interest income	143	227	407	901
Other income, net	688	1,139	1,210	2,274

(Loss) income before income tax benefit, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	(3,177)	190	(3,130)	(4,291)
Income tax benefit	2,240	69	2,711	1,361
Equity in net (loss) income of unconsolidated affiliates	(904)	135	(2,902)	634

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(1,841)	394	(3,321)	(2,296)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84	—

Net (loss) income	$(1,841)	$394	$(3,237)	$(2,296)

Basic and diluted net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(0.08)	$0.02	$(0.13)	$(0.09)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—

Net (loss) income	$(0.08)	$0.02	$(0.13)	$(0.09)

Basic weighted average common shares outstanding	24,105,525	24,217,031	24,063,633	24,187,316
Diluted weighted average common shares outstanding	24,105,525	24,339,155	24,063,633	24,187,316
Dividends declared per common share	$—	$—	$—	$4.00

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

	Common Stock					Accumulated other comprehensive income
			Treasury Stock	Additional paid-in capital	Accumulated deficit		Total stockholders' equity
	Shares	Amount
		(in thousands, except per share and share amounts)
Balance, December 31, 2006	24,145,804	$24	$(605)	$218,099	$(41,463)	$3,210	$179,265
Issuance of common stock upon vesting of restricted stock units	149,426	—	—	—	—	—	—
Exercise of employee stock options	3,320	—	—	51	—	—	51
Purchase of treasury stock	—	—	(720)	—	—	—	(720)
Stock compensation expense	—	—	—	9,234	—	—	9,234
Foreign currency translation	—	—	—	—	—	1,852	1,852
Net loss	—	—	—	—	(2,296)	—	(2,296)
Special cash dividend declared, $4 per common share	—	—	—	(98,294)	—	—	(98,294)
Retirement of treasury stock	(73,878)	—	1,295	(1,295)	—	—	—

Balance, September 30, 2007	24,224,672	$24	$(30)	$127,795	$(43,759)	$5,062	$89,092

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(3,237)	$(2,296)

Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash and working capital items	27,990	37,603

Net cash provided by operating activities:	24,753	35,307

Cash flows from investing activities
Purchases of property and equipment	(18,276)	(15,297)
Proceeds from sale of property and equipment	—	2,164
Cash paid for business acquisitions, net of cash acquired	(27,824)	(4,166)
Proceeds from sale of unconsolidated affiliates	—	888

Net cash used in investing activities:	(46,100)	(16,411)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs of $3,501	—	221,949
Borrowings under 2005 amended and restated senior secured credit facility, net	7,775	—
Repayments of long-term debt	—	(137,812)
Proceeds from stock option exercises, inclusive of tax benefit	351	51
Payment of special dividend, $4 per common share	—	(98,294)
Purchase of treasury stock	(69)	(720)

Net cash provided by (used in) financing activities	8,057	(14,826)

Effect of exchange rates on cash and cash equivalents	(903)	(1,943)

Net (decrease) increase in cash and cash equivalents	(14,193)	2,127
Cash and cash equivalents, beginning of period	26,628	17,322

Cash and cash equivalents, end of period	$12,435	$19,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,469	$10,377

Cash paid for income taxes	$7,821	$6,608

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Description of Business and Basis of Presentation

        TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is an international provider of networking, data communications, and value added services to many of the world's leading retailer, banks/processors, telecommunication companies, and financial markets. TNS' data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers' operations. The Company's customers outsource their data communication requirements to TNS because of the Company's expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 28 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K filed with the SEC on March 16, 2007, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2006.

Dividends and Recapitalization

        On March 28, 2007, the Company's board of directors declared a special dividend of $4.00 per common share, which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the Revolving Facility). The Company used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility was used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend and for general corporate purposes. The payment of the special dividend and the closing on the secured credit facility reflect the completion of the Company's recapitalization plan.

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

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123R "Share Based Payment", using the modified prospective transition method. SFAS No. 123R requires that all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and in accordance with SFAS No. 123R for all awards granted or modified after January 1, 2006.

        The Company recognized $2.5 million and $3.8 million of stock-based compensation for the three months ended September 30, 2006 and 2007, respectively. The Company recognized $5.6 million and $9.2 million of stock based compensation for the nine months ended September 30, 2006 and 2007, respectively. During the nine months ended September 30, 2006 the Company granted 467,495 stock options and 175,999 restricted stock units at weighted average estimated fair values of $10.44 and $20.47 respectively. During the nine months ended September 30, 2007 the Company granted 342,824 stock options and 615,693 restricted stock units at weighted average estimated fair values of $6.28 and $14.10, respectively. As of September 30, 2007, there was a total of $15.6 million of deferred compensation cost related to share based awards, which is expected to be recognized over a weighted average period of approximately two years.

        In May 2007 the Company put in place a long-term performance based stock compensation plan (the 2007 Equity Performance Plan). Performance-based stock options and restricted stock units are tied to the Company's annual performance against pre-established internal budget targets for revenues and adjusted earnings per share. Under the Company's 2007 Equity Performance Plan, the actual payout under these awards may vary from zero to 200% of an employee's target payout, based upon the Company's actual performance during the fiscal year. The Company uses the Black Scholes option pricing model to determine the grant date fair value of any performance-based stock options. Compensation expense is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

        The total number of awards that would be issued assuming that the target payout level was achieved would be 425,848 stock options and 149,544 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted during the nine months ended September 30, 2007 was $6.23 and $12.39, respectively. The Company recognized expense of $1.0 million and $1.2 million related to such stock options and restricted stock units, respectively, during the nine months ended September 30, 2007, which is included in the $9.2 million of stock-based compensation mentioned above. As of September 30, 2007, there was a total of $4.3 million of deferred compensation expense related to these performance based awards, which is expected to be recognized over a weighted average period of approximately two years. The Company recognizes compensation cost on these performance based awards using an accelerated attribution method.

        On March 28, 2007 the Company's Board of Directors decided to allow the outstanding restricted stock units to receive dividend equivalent payments. As a result of this decision, the Company recorded $1.5 million of stock-based compensation, which is included in the $9.2 million of stock-based compensation mentioned above. The $1.5 million charge related to this decision is reported as follows in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007: $0.1 million is included in cost of network services, $0.4 million is included in engineering and development and $1.0 million is included in selling, general and administrative expenses.

Income Taxes

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company's accumulated earnings. As of the date of adoption, the Company's unrecognized tax benefits totaled $2.1 million, of which $1.5 million would impact the annual effective income tax rate. The Company paid approximately $0.4 million to settle uncertain tax positions during the nine months ended September 30, 2007. As of September 30, 2007, the Company's unrecognized tax benefits totaled $1.7 million, of which $1.5 million would impact the annual effective income tax rate.

        The Company or one of its subsidiaries is subject to taxation in the U.S. and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2006. With the exception of Spain and Australia, which have longer statutes of limitation than the U.S., the Company is no longer subject to U.S. Federal, state, local or foreign tax examinations for the tax years 2002 and prior.

        It is reasonably possible that the amount of unrecognized benefit with respect to the Company's unrecognized tax positions will increase or decrease in the next 12 months. The Company expects the unrecognized tax benefits to decrease $0.2 million in the fourth quarter as result of the expiration of certain statutes of limitation.

        The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $59,000 for the nine months ended September 30, 2007. The Company's accrual for potential interest and penalties associated with uncertain tax positions was $346,000 as of September 30, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

        The Company's income tax benefit for the nine months ended September 30, 2006 differs from the U.S. Federal statutory rate primarily due to an increase in valuation allowance and profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate. The Company's income tax benefit for the nine months ended September 30, 2007, differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 and SFAS No. 159 may have on its financial statements.

2.     Acquisition and Long-term Investments

Dialect Payment Technologies, Pty Limited Acquisition

        On June 8, 2007, the Company acquired all of the outstanding shares of Dialect Payment Technologies Pty Limited (Dialect), an Australian provider of internet payment gateway services to the "card-not-present' transaction market, for a purchase price of $4.2 million, plus direct acquisition costs of approximately $0.4 million. The purchase price includes approximately $0.9 million, currently in escrow, that may be refundable to the Company based on the costs incurred related to one customer contract assumed in the purchase. If such amount is refunded to the Company, it will result in a corresponding decrease in goodwill. The Company purchased Dialect primarily to expand its current suite of POS product offerings. The purchase price for Dialect was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$580
Accounts receivable	964
Property and equipment	866
Developed technology	5,454
Customer relationships	5,319
Tradename	186
Non-compete agreements	1,063
Goodwill	2,210
Accounts payable, accrued expenses and other liabilities	(1,985)
Deferred revenue	(6,465)
Deferred tax liability	(3,606)

Net assets acquired	$4,586

        The amounts allocated to the customer relationships and developed technology are being amortized over their estimated useful life of seven years. The amounts allocated to the non-compete agreements and tradename are being amortized over their estimated useful life of three years and two years, respectively. The goodwill of $2.2 million is not deductible for income tax purposes. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations include the operating results of this acquisition beginning June 8, 2007.

WAY Systems Investment

        In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY's Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY's board of directors. The Company accounted for its investment under the equity method of accounting as the Company had significant influence over the financing and operating activities of WAY through its representation on the board of directors. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY's Series B convertible preferred stock representing an additional 1.9 percent of WAY's outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY's Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY's Series C convertible preferred stock. As of December 31, 2006, the

Company owned approximately 17.2 percent of WAY's total outstanding shares. During December 2006, in conjuction with management's decision to not advance additional capital to WAY and continuing and projected operating losses from WAY, the Company determined its WAY investment was impaired and recorded a $1.3 million charge to reduce the carrying value of its WAY investement to zero. In June 2007, the Company sold all of its WAY shares for $625,000. This amount is included in equity in net (loss) income of unconsolidated affiliates for the nine months ended September 30, 2007.

AK Jensen Investment

        In September 2004, we made an investment in AK Jensen Group, Limited (AKJ), a company that provides order-routing systems and integrated electronic trading solutions to financial software companies and end-clients. We purchased 94,429 common shares or 8.4% of AKJ's total outstanding shares for $1.0 million and obtained representation on AKJ's board of directors. We are accounting for this investment under the equity method of accounting as the Company has significant influence through its representation on the board of directors. Due to timing of the receipt of AKJ's financial statements, we are accounting for the income or loss in this equity method investment on a one-month lag. For the years ended December 31, 2004, 2005 and 2006 we recognized a net loss in the equity of an unconsolidated affiliate of approximately $35,000, $124,000 and $15,000, respectively. As of September 30, 2007, the carrying value of our AKJ investment was approximately $0.9 million. In August 2007, the Company sold 10% of its holding in AKJ for a gain of $135,000. This amount is included in equity in net (loss) income of unconsolidated affiliates for the three months ended September 30, 2007.

3.     Long-term Debt

        On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of September 30, 2007. The Revolving Facility matures March 27, 2013. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by the Company. The Company made voluntary pre-payments on the Term Facility totaling $14.5 million during the nine months ended September 30, 2007.

        As of September 30, 2007, the total scheduled remaining payments on the Term Facility are as follows (in thousands):

Three months ending December 31, 2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	210,500

$210,500

        Interest on the outstanding balances under the Revolving Facility is payable, at the Company's option, at a rate equal to the higher of the Wall Street Journal published "base rate on corporate loans posted by at least 75% of the nation's largest banks" or the federal funds rate plus 50 basis points (the

"Base Rate"), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility are payable, at the Company's option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company's option.

        The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company's "excess cash flow" (as such term is defined in the Credit Agreement) depending on the Company's Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

        The terms of the 2007 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of September 30, 2007, the Company was required to maintain a leverage ratio of less than 4.1 to 1.0. The leverage ratio continues to decline over the term of the 2007 Credit Facility. The Company's leverage ratio as of September 20, 2007 was 3.1 to 1.0. The 2007 Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of September 30, 2007.

        In connection with the closing of the 2007 Credit Facility, the Company incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 Credit Facility. In connection with the repayment of the 2005 Credit Facility in March 2007, the Company wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 Credit Facility. Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

4.     Comprehensive (Loss) Income

        The components of comprehensive (loss) income, net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net (loss) income	$(1,841)	$394	$(3,237)	$(2,296)
Foreign currency translation adjustments	264	934	1,644	1,852

Total comprehensive (loss) income	$(1,577)	$1,328	$(1,593)	$(444)

5.     Net Income (Loss) Per Common Share

        SFAS No. 128, "Earnings Per Share", requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three and nine months ended September 30, 2006, the treasury stock effect of options to purchase 1,824,537 shares of common stock and 447,868 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive. During the nine months ended September 30, 2007, the treasury stock effect of options to purchase 1,973,367 shares of common stock and 803,651 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(1,841)	$394	$(3,321)	$(2,296)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84	—

Net (loss) income	$(1,841)	$394	$(3,237)	$(2,296)
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,105,525	24,217,031	24,063,633	24,187,316
Treasury stock effect of unvested restricted stock units	—	122,124	—	—

Diluted weighted average common shares outstanding	24,105,525	24,339,155	24,063,633	24,187,316

Basic and diluted net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(0.08)	$0.02	$(0.13)	$(0.09)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	—

Net (loss) income	$(0.08)	$0.02	$(0.13)	$(0.09)

6.     Segment Information

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

        Revenue for the Company's four business units is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
ISD	$27,130	$37,947	$76,928	$98,534
POS	21,726	20,788	61,940	61,341
TSD	15,503	15,427	47,057	46,449
FSD	8,828	10,380	25,830	30,240

Total revenues	$73,187	$84,542	$211,755	$236,564

        EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
ISD	$10,282	$14,161	$25,512	$34,874
North America	1,721	5,033	14,010	14,961

Total EBITDA before stock compensation expense	$12,003	$19,194	$39,522	$49,835

        EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
EBITDA before stock compensation expense	$12,003	$19,194	$39,522	$49,835
Reconciling items:
Depreciation and amortization of property and equipment and intangible assets	(11,033)	(12,259)	(31,682)	(35,579)
Stock compensation expense	(2,512)	(3,812)	(5,802)	(9,234)
Interest expense	(2,466)	(4,299)	(6,785)	(12,488)
Interest income and other income, net	831	1,366	1,617	3,175

(Loss) income before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle, net of tax provision	$(3,177)	$190	$(3,130)	$(4,291)

        Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2006	September 30, 2007
POS	$127,051	$118,598
ISD	49,594	59,671
TSD	4,890	4,043
FSD	23,208	21,617

Total goodwill and identifiable intangible assets, net	$204,743	$203,929

Geographic Information

        The Company sells its services through foreign subsidiaries in Australia, Austria, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

        The Company's revenues were generated in the following geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
North America	$46,057	$46,595	$134,826	$138,030
Europe	24,162	29,661	68,148	82,241
Asia-Pacific	2,968	8,286	8,781	16,293

Total revenues	$73,187	$84,542	$211,755	$236,564

        Revenues from the Company's subsidiaries in the United Kingdom were $15.3 million and $43.2 million for the three and nine months ended September 30, 2006, respectively. Revenues from the Company's subsidiaries in the United Kingdom were $18.1 million and $50.5 million for the three and nine months ended September 30, 2007, respectively.

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2006	September 30, 2007
North America	$216,688	$211,716
Europe	60,198	53,464
Asia-Pacific	4,446	22,367

Total long-lived assets	$281,332	$287,547

7.     Restructuring Costs

        In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $5.6 million of severance associated with its workforce reduction, of which $4.2 million was included in selling, general and administrative expense, $0.8 million was included in engineering and development expense and $0.6 million was included in cost of network services in the three months ended September 30, 2006. Of the total $5.6 million in severance, $5.0 million related to the Company's U.S. operations and $0.6 million related to its ISD operations.

        During 2007 the Company has incurred an additional $2.0 million in severance and benefits charges as it continues to streamline its operations. Of the total $2.0 million in severance and benefits, $1.9 million is included in selling, general and administrative expense and $0.1 million is included in engineering and development expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

        A summary of the liability for the Company's severance and benefits obligation is as follows (in thousands):

Balance as of January 1, 2007	$4,778
Severance and benefits from executive departures	2,033
Accretion of liability due to the passage of time	34
Effects of foreign currency translation	24
Cash paid	(2,987)

Balance as of September 30, 2007	$3,882

        The remaining cash expenditures relating to the severance and benefits will be paid through 2009. As of September 30, 2007, $3.4 million of the total $3.9 million liability for severance and benefits was classified as accounts payable, accrued expenses and other liabilities and the remaining $0.5 million was classified as other liabilities in the accompanying condensed consolidated balance sheet.

8.     Litigation and Claims

        The Company, John J. McDonnell, Jr., the Company's former Chief Executive Officer, and Henry H. Graham, Jr., the Company's Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company's public offering of common stock in September 2005 ("Secondary Offering"). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia.

        After denying the Company's motion to dismiss September 12, 2006, the Court ordered the parties to conduct discovery in the case. In March 2007, the parties agreed to stay further discovery in the case with the Court's approval pending a mediation designed to reach a settlement resolving the lawsuit. However, no assurance can be given regarding the eventual outcome of this matter. The Company intends to continue to take appropriate steps to defend against the lawsuit, the outcome of which could have a material affect on the financial condition or future operating results of the Company. During the three months ended March 31, 2006, the Company accrued legal costs of approximately $0.5 million, representing management's estimate of the probable legal costs to defend itself in this matter not otherwise covered by the D&O insurance carrier. These legal costs are included in selling, general and administrative expense in its consolidated statement of operations for the nine months ended September 30, 2006.

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

        There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe the Company's business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company's reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer's ability to direct their data communications from the Company's networks to other networks; the Company's ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company's quarterly results because of the seasonal nature of the business and other factors outside of the Company's control; the Company's substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company's cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company's ability to identify, execute or effectively integrate acquisitions; the Company's ability to identify, execute or effectively integrate future acquisitions; increases in the prices charged by telecommunication providers for services used by the Company; unfavorable foreign exchange movements; the Company's ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company's annual report on Form 10-K filed with the SEC on March 16, 2007. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

        We are an international provider of networking, data communications, and value added services to many of the world's leading retailer, banks/processors, telecommunication companies, and financial markets. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 28 countries, including Canada and countries in Europe, Latin America and the Asia-Pacific region.

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

  •
  International services. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides services in Australia, Austria, Colombia, France, Germany, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand through subsidiaries located in these countries. Additionally, through these international subsidiaries we also provide services to customers located in Belgium, Bermuda, Finland, Gibraltar, Hong Kong, Malaysia, Norway and Singapore. Our international services division generates revenues primarily from our POS and financial services offerings abroad.

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

Dividends and Recapitalization

        On March 28, 2007, our board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, we entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the "Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). We used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend and for general corporate purposes. No amount was drawn on the Revolving Facility at closing and the full principal amount of the Revolving Facility remained available to us as of September 30, 2007. The payment of the special dividend and the closing on the secured credit facility reflect the completion of our recapitalization plan.

Results of Operations

        The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues	$73,187	$84,542	$211,755	$236,564
Operating expenses:
Cost of network services, exclusive of the items shown separately below	37,442	42,109	107,627	121,154
Engineering and development	5,269	6,943	15,305	19,946
Selling, general, and administrative	20,985	20,108	55,103	54,863
Depreciation and amortization of property and equipment	5,574	5,977	15,947	17,214
Amortization of intangible assets	5,459	6,282	15,735	18,365

Total operating expenses	74,729	81,419	209,717	231,542

(Loss) income from operations	(1,542)	3,123	2,038	5,022
Interest expense	(2,466)	(4,299)	(6,785)	(12,488)
Interest income	143	227	407	901
Other income, net	688	1,139	1,210	2,274

(Loss) income before income tax benefit, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	(3,177)	190	(3,130)	(4,291)
Income tax benefit	2,240	69	2,711	1,361
Equity in net (loss) income of unconsolidated affiliates	(904)	135	(2,902)	634

(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(1,841)	394	(3,321)	(2,296)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84	—

Net (loss) income	$(1,841)	$394	$(3,237)	$(2,296)

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenues.    Total revenues increased $11.3 million, or 15.5%, to $84.5 million for the three months ended September 30, 2007, from $73.2 million for the three months ended September 30, 2006. We generate revenues through four operating divisions.

        International services division.    Revenues from the international services division increased $10.8 million, or 39.9%, to $37.9 million for the three months ended September 30, 2007, from $27.1 million for the three months ended September 30, 2006. On a constant dollar basis, revenue for the three months ended September 30, 2007 would have increased $8.1 million, or 29.6% to $35.2 million. Included in the international services division revenues for the three months ended September 30, 2007 were $0.7 million of pass-through revenues compared to none for the three months ended September 30, 2006. Excluding the benefit of foreign exchange and increase in pass-through revenues, international services division revenues increased primarily though the inclusion of a full quarter of revenue from the Dialect acquisition, higher transaction volumes from POS customers in Europe and Asia Pacific, and the migration of JPG Telecom, SAS customer traffic onto our network in France. Revenues from our U.K. subsidiaries increased $2.8 million, or 18.2%, to $18.1 million for the three months ended September 30, 2007, from $15.3 million for the three months ended September 30,

2006. Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom and Dialect.

        POS division.    Revenues from the POS division decreased $0.9 million, or 4.3%, to $20.8 million for the three months ended September 30, 2007, from $21.7 million for the three months ended September 30, 2006. Revenues from the POS division increased marginally during the three month period ended September 30, 2007, from the three month period ended June 30, 2007, due to higher volumes from traditional dial up products and additional endpoints from our broadband service offering. POS dial-up transaction volumes decreased 5.2% to 1.52 billion transactions for the three months ended September 30, 2007, from 1.60 billion transactions for the three months ended September 30, 2006. Included in POS revenue for the three months ended September 30, 2007 is $0.7 million in pass-through revenues compared with $0.6 million for the three months ended September 30, 2006. POS division revenue decreased as a result of lower transaction counts slightly offset by an increase in revenues from our broadband service offerings. Growth in the POS division depends upon a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

        Telecommunication services division.    Revenues from the telecommunication services division decreased $0.1 million, or 0.5%, to $15.4 million for the three months ended September 30, 2007, from $15.5 million for the three months ended September 30, 2006. Included in telecommunications services revenues for the three months ended September 30, 2007 and 2006 were approximately $1.2 million and $1.4 million, respectively, of pass-through revenues. Excluding the decrease in pass-through revenues, revenues increased 1.2% through the migration onto our network of new cable customer traffic which was partially offset by lower database query volumes.

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

        Financial services division.    Revenues from the financial services division increased $1.6 million, or 17.6%, to $10.4 million for the three months ended September 30, 2007, from $8.8 million for the three months ended September 30, 2006. The increase in revenues was due to increases in new customer endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead times.

        Cost of network services.    Cost of network services increased $4.7 million, or 12.5%, to $42.1 million for the three months ended September 30, 2007, from $37.4 million for the three months ended September 30, 2006. Cost of network services were 49.8% of revenues for the three months ended September 30, 2007, compared to 51.2% of revenues for the three months ended September 30, 2006. The increase in cost of network services resulted from higher volumes in our international services division, increases in customer connections in our financial services division, and increases in telecommunication charges within our POS division.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions. Due to an increase in the fourth quarter of 2006 in the rates charged for telecommunication services used by the POS division, we anticipate that the cost of network services associated with the POS division will increase between $4 million and $5 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. During the three months ended September 30, 2007 this increase was $1.2 million compared to the three months ended September 30, 2006. During the second and third quarters of 2007, we entered into agreements with alternate providers of telecommunication services for the POS division. As a result, we anticipate reductions in our telecommunication charges in the last quarter of 2007.

        Gross profit represented 50.2% of total revenues for the three months ended September 30, 2007, compared to 48.8% for the three months ended September 30, 2006. Excluding $2.6 million and $1.9 million in total pass-through revenues for the three months ended September 30, 2007 and 2006, respectively, gross margin would have been approximately 51.8% compared to 50.1%. The improvement in gross margin from last year is a result of increased contribution from our international services and financial services divisions, our highest gross margin divisions, which offset margin declines in the POS division as a result of increased telecommunication charges, as discussed above.

        Engineering and development expense.    Engineering and development expense increased $1.6 million, or 31.8%, to $6.9 million for the three months ended September 30, 2007, from $5.3 million for the three months ended September 30, 2006. Engineering and development expense represented 8.2% of revenues for the three months ended September 30, 2007 and 7.2% of revenues for the three months ended September 30, 2006. Included in engineering and development expense for the three months ended September 30, 2007 and 2006 is stock compensation expense of $0.5 million and $0.4 million, respectively. Excluding the increase in stock compensation expense, engineering and development expense increased primarily as a result of the employees added from our acquisition of Dialect in Australia, the expense related to our investment in our product development initiatives and from decreases in the amount of internal software development expenses capitalized.

        Selling, general and administrative expense.    Selling, general and administrative expenses decreased $0.9 million, or 4.2%, to $20.1 million for the three months ended September 30, 2007, from $21.0 million for the three months ended September 30, 2006. Selling, general and administrative expenses represented 23.8% of revenues for the three months ended September 30, 2007, compared to 28.7% of revenues for the three months ended September 30, 2006. Included in selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 is $3.0 million and $1.8 million of stock compensation expense, respectively. The increase in stock compensation expense relates primarily to additional grants during the year. Included in selling, general and administrative expenses for the three months ended 30 September 2007 is $1.1 million in severance expenses as we continue to streamline our operations. Included in selling, general and administrative expenses for the three months ended September 30, 2006 is $3.6 million in severance expenses associated with a corporate restructuring event and approximately $0.7 million of fees related to the special committee of our board of directors. Excluding these items, selling, general and administrative expenses increased $1.1 million primarily from the expenses required to support our revenue growth, mainly within the international services and financial services divisions. Excluding the items mentioned above, selling, general and administrative expenses were 18.9% of revenues for the three months ended September 30, 2007 compared to 20.1% of revenues for the three months ended September 30, 2006. This decrease is a result of the cost reduction initiatives and continued focus on cost control.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $0.4 million, or 7.2%, to $6.0 million for the three months ended September 30, 2007, from $5.6 million for the three months ended September 30, 2006. Depreciation and amortization of property and equipment represented 7.1% of revenues for the three months ended September 30, 2007, compared to 7.6% of revenues for the three months ended September 30, 2006. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth.

        Amortization of intangible assets.    Amortization of intangible assets increased $0.8 million, or 15.1%, to $6.3 million for the three months ended September 30, 2007, from $5.5 million for the three months ended September 30, 2006. The amortization of intangible assets for the three months ended September 30, 2007 and 2006 relates solely to the intangible assets resulting from acquisitions. The increase was primarily attributable to acquisitions we completed during 2006 and 2007. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2007 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $21.1 million as of September 30, 2007. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of September 30, 2007.

        Interest expense.    Interest expense increased $1.8 million to $4.3 million for the three months ended September 30, 2007, from $2.5 million for the three months ended September 30, 2006. Interest expense increased due to higher debt levels incurred as a result of our recapitalization supporting our special dividend.

        Interest income.    Interest income was $0.2 million for the three months ended September 30, 2007 compared to $0.1 million for the three months ended September 30, 2006. The increase in interest income is primarily due to higher outstanding average cash balances during the three months ended September 30, 2007.

        Other income, net.    Other income, net was $1.1 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006. Included in other income, net for the three months ended September 30, 2007 is a gain on foreign currency translation of approximately $1.2 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, principally, the pound sterling, euro and Australian dollar, versus a gain on foreign currency translation of $0.7 million for the three months ended September 30, 2006.

        Income tax benefit.    For the three months ended September 30, 2007, our income tax benefit was approximately $0.1 million compared to $2.2 million for the three months ended September 30, 2006. The decrease is due to higher income in profitable foreign jurisdictions as compared to higher losses in the U.S. during 2007 and an increase in nondeductible stock compensation expense.

        Equity in net income (loss) of unconsolidated affiliates.    For the three months ended September 30, 2007, our equity in net income of unconsolidated affiliates was $0.1 million compared to a loss of $0.9 million for the three months ended September 30, 2006. During the three months ended September 30, 2007 we sold 10% of our investment in AK Jensen, Inc., resulting in a gain of $0.1 million. During the three months ended September 30, 2006 we recorded losses on our investments in WAY Systems Inc., IP Commerce Inc., and AK Jensen. As of September 30, 2007, the carrying value of our investment in AK Jensen, Inc. was $0.9 million. We disposed of our investment in Way Systems, Inc. in May 2007 and our investment in IP Commerce, Inc. was written down to zero in December 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenues.    Total revenues increased $24.8 million, or 11.7%, to $236.6 million for the nine months ended September 30, 2007, from $211.8 million for the nine months ended September 30, 2006. We generate revenues through four operating divisions.

        International services division.    Revenues from the international services division increased $21.6 million, or 28.1%, to $98.5 million for the nine months ended September 30, 2007, from $76.9 million for the nine months ended September 30, 2006. On a constant dollar basis, revenue for the nine months ended September 30, 2007 would have increased $13.8 million, or 17.9% to $90.8 million. Excluding the benefit of foreign exchange, international services division revenues increased primarily though the inclusion of revenue from our acquisitions of JPG Telecom in France and Dialect in Australia, higher transaction volumes from POS customers and increases in the number of FSD customer connections in Europe and Asia Pacific. Revenues from our UK subsidiaries increased $7.3 million, or 17.0%, to $50.5 million for the nine months ended September 30, 2007, from $43.2 million for the nine months ended September 30, 2006. Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisitions, including our recent acquisition of JPG Telecom and Dialect.

        POS division.    Revenues from the POS division decreased $0.6 million, or 1.0%, to $61.3 million for the nine months ended September 30, 2007, from $61.9 million for the nine months ended September 30, 2006. POS dial-up transaction volumes for the nine months ended September 30, 2007 were 4.5 billion transactions, a decrease of 0.4% compared to the nine months ended September 30, 2006. Included in POS revenue for the nine months ended September 30, 2007 is $2.1 million in pass-through revenues compared with $0.6 million for the nine months ended September 30, 2006. Excluding the pass-through revenues, POS division revenue decreased $2.1 million, or 3.4%, resulting from lower POS dial-up transaction volumes and decreases in our average revenue per dial-up transaction from discounts given to customers in 2006 partially offset by increases in revenues from our broadband service offerings. Growth in the POS division depends upon a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

        Telecommunication services division.    Revenues from the telecommunication services division decreased $0.6 million, or 1.3%, to $46.5 million for the nine months ended September 30, 2007, from $47.1 million for the nine months ended September 30, 2006. Included in telecommunications services revenues for the nine months ended September 30, 2007 and 2006 were approximately $3.8 million and $5.1 million, respectively, of pass-through revenues. Excluding the decrease in pass-through revenues, revenues increased $0.7 million through the migration onto our network of new cable customer traffic, partially offset by pricing compression due to customer consolidation in our call signaling business, as discussed below.

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

        Financial services division.    Revenues from the financial services division increased $4.4 million, or 17.1%, to $30.2 million for the nine months ended September 30, 2007, from $25.8 million for the nine months ended September 30, 2006. The increase in revenues was due to increases in new customer endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead times.

        Cost of network services.    Cost of network services increased $13.5 million, or 12.6%, to $121.2 million for the nine months ended September 30, 2007, from $107.6 million for the nine months ended September 30, 2006. Cost of network services were 51.2% of revenues for the nine months ended September 30, 2007, compared to 50.8% of revenues for the nine months ended September 30, 2006. The increase in cost of network services resulted from higher volumes in our international services division, increases in customer connections in our financial services division, and increases in telecommunication charges within our POS division.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions. Due to an increase in the fourth quarter of 2006 in the rates charged for telecommunication services used by the POS division, we anticipate that the cost of network services associated with the POS division will increase between $4 million and $5 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. During the nine months ended September 30, 2007 this increase was $4.2 million compared to the nine months ended September 30, 2006. During the second and third quarters of 2007, we entered into agreements with alternate providers of telecommunication services for the POS division. As a result, we anticipate reductions in our telecommunication charges in the last quarter of 2007.

        Gross profit represented 48.8% of total revenues for the nine months ended September 30, 2007, compared to 49.2% for the nine months ended September 30, 2006. Excluding $6.6 million and $5.7 million in total pass-through revenues for the nine months ended September 30, 2007 and 2006, respectively, gross margin would have been approximately 50.2% compared to 50.4%. This margin compression is a result of declines in the gross margin of our dial-up POS product from increases in telecommunication charges, as discussed above, as well as price compression in the telecommunications services division as a result of customer consolidation, which is partially offset by increased contribution from the international services and financial services divisions, our highest gross margin divisions.

        Engineering and development expense.    Engineering and development expense increased $4.6 million, or 30.3%, to $20.0 million for the nine months ended September 30, 2007, from $15.3 million for the nine months ended September 30, 2006. Engineering and development expense represented 8.4% of revenues for the nine months ended September 30, 2007 and 7.2% of revenues for the nine months ended September 30, 2006. Included in engineering and development expenses for the nine months ended September 30, 2007 and 2006 is approximately $1.7 million and $0.8 million of stock compensation expense, respectively. Excluding the increase in stock compensation expense, engineering and development expense increased primarily to support our revenue growth in the international services division, increases related to the addition of employees from our acquisition of Dialect, decreases in the amount of internally developed software expenses capitalized and to a lesser extent from increased expenses related to our ongoing investment in product development.

        Selling, general and administrative expense.    Selling, general and administrative expenses decreased $0.2 million, or 0.2%, to $54.9 million for the nine months ended September 30, 2007, from $55.1 million for the nine months ended September 30, 2006. Selling, general and administrative expenses represented 23.2% of revenues for the nine months ended September 30, 2007, compared to 26.0% of revenues for the nine months ended September 30, 2006. Included in selling, general and administrative expenses for the nine months ended September 30, 2007 are pre-tax charges to earnings of $2.0 million related to severance as we continue to streamline our operations. Included in selling, general and administrative expenses for the nine months ended September 30, 2006 is a charge for severance of $3.7 million primarily associated with a corporate restructuring event, a charge for expenses incurred by the special committee of our board of directors of $1.4 million and a charge related to other legal costs of approximately $0.5 million. Included in selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 is stock compensation expense of $6.8 million and $4.3 million, respectively. The increase in stock compensation expense is primarily related to additional grants during the year and to a lesser extent from the modification of outstanding restricted stock units in March 2007. Excluding these items and the increase in stock compensation expense, selling, general and administrative expenses increased $1.0 million primarily from the expenses required to support our revenue growth, mainly within the international services division and financial services division.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $1.3 million, or 7.9% to $17.2 million for the nine months ended September 30, 2007, from $15.9 million for the nine months ended September 30, 2006. Depreciation and amortization of property and equipment represented 7.3% of revenues for the nine months ended September 30, 2007, compared to 7.5% of revenues for the nine months ended September 30, 2006. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth.

        Amortization of intangible assets.    Amortization of intangible assets increased $2.6 million, or 16.7%, to $18.4 million for the nine months ended September 30, 2007, from $15.7 million for the nine months ended September 30, 2006. The amortization of intangible assets for the nine months ended September 30, 2007 and 2006 relates solely to the intangible assets resulting from acquisitions. The increase was primarily attributable to acquisitions we completed during 2006 and 2007. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2007 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $21.1 million as of September 30, 2007. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of September 30, 2007.

        Interest expense.    Interest expense increased $5.7 million to $12.5 million for the nine months ended September 30, 2007, from $6.8 million for the nine months ended September 30, 2006. Included in interest expense for the nine months ended September 30, 2007 is a $1.4 million charge related to the write-off of unamortized deferred financing fees related to the termination of the 2005 amended and restated senior secured credit facility. Excluding this charge, interest expense increased $4.3 million due to higher debt levels incurred as a result of our recapitalization supporting our special dividend.

        Interest income.    Interest income was $0.9 million for the nine months ended September 30, 2007 compared to $0.4 million for the nine months ended September 30, 2006. The increase of $0.5 million in interest income is primarily due to the restricted cash we had on hand for the payment of the special dividend and higher outstanding average cash balances during the nine months ended September 30, 2007.

        Other income, net.    Other income, net was $2.3 million for the nine months ended September 30, 2007 compared to $1.2 million for the nine months ended September 30, 2006. Included in other income, net for the nine months ended September 30, 2007 is a gain on the sale of an asset of $0.3 million and a gain on foreign currency translation of approximately $1.9 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, principally, the pound sterling, Euro and Australian dollar, versus a gain on foreign currency translation of $1.2 million for the nine months ended September 30, 2006.

        Income tax benefit.    For the nine months ended September 30, 2007, our income tax benefit was approximately $1.4 million compared to $2.7 million for the nine months ended September 30, 2006. The decrease in our income tax benefit is primarily related to higher income in foreign jurisdictions that can not be offset by losses in other jurisdictions, higher losses in the U.S. during 2007, and an increase in nondeductible stock compensation expense.

        Equity in net income (loss) of unconsolidated affiliates.    For the nine months ended September 30, 2007, our equity in net income of unconsolidated affiliates was $0.6 million compared to a loss of $2.9 million for the nine months ended September 30, 2006. The increase was due primarily to the realized gain of $625,000 on the sale of all our outstanding shares of our investment in WAY Systems, Inc, which had a carrying value of zero resulting from the write downs we made in the fourth quarter of 2006, as well as a realized gain of $135,000 from the sale of 10% of our holding in AK Jensen, Inc. in the third quarter of 2007. During the nine months ended September 30, 2006 we recorded losses on our investments in WAY Systems, Inc., IP Commerce Inc. and AK Jensen, Inc. As of September 30, 2007, the carrying value of our investment in AK Jensen, Inc. was $0.9 million. Our investment in IP Commerce, Inc. was written down to zero in December 2006.

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

        Our operations provided us cash of $35.3 million for the nine months ended September 30, 2007, which was attributable to a net loss of $2.3 million, depreciation, amortization and other non-cash charges of $37.0 million and a decrease in working capital of $0.6 million. Our operations provided us cash of $24.8 million for the nine months ended September 30, 2006, which was attributable to a net loss of $3.2 million, depreciation, amortization and other non-cash charges of $39.6 million and an increase in working capital of $11.6 million.

        We used cash of $16.4 million in investing activities for the nine months ended September 30, 2007, which includes cash proceeds of $0.9 million from the sale of certain equity investments and $2.1 million from the sale of non-strategic property and equipment less $4.2 million for our acquisition of Dialect and $15.3 million in capital expenditures primarily to support our revenue growth. We used cash of $46.1 million in investing activities for the nine months ended September 30, 2006, which includes cash paid for business acquisitions of $27.8 million and capital expenditures of $18.3 million. In addition we completed the acquisitions of CommsXL in the UK, InfiniRoute in our telecommunications services division and Sonic in our POS division.

        We used cash of $14.8 million from financing activities for the nine months ended September 30, 2007, which includes net proceeds of $222 million from our senior secured credit facility, of which $98.3 million was used for payment of a special dividend and $123.3 million was used to repay our 2005 amended and restated senior secured credit facility. In addition, we made $14.5 million of voluntary pre-payments on our 2007 senior secured credit facility. We received cash of $8.1 million from financing activities for the nine months ended September 30, 2006, which includes $8.0 million of borrowings under our 2005 amended and restated senior secured credit facility, the proceeds of which were used to partially finance business acquisitions.

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

2007 Senior Secured Credit Facility

        On March 28, 2007, we entered into a $240.0 million senior secured credit facility to finance the $4.00 per share special cash dividend, described elsewhere in this report, and to refinance our 2005 amended and restated senior secured credit facility. The 2007 senior secured credit facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million, under which there were no borrowings as of September 30, 2007. The senior secured credit facility matures March 27, 2013. Payments on the senior secured term loans are due in quarterly installments over the seven year term beginning September 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the senior secured term loans are applied as directed by us. We made voluntary pre-payments on the senior secured term loans totaling $14.5 million during the nine months ended September 30, 2007.

        As of September 30, 2007, the total scheduled remaining payments on the term loan are as follows (in thousands):

Nine months ending December 31, 2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	210,500

$210,500

        Interest on the outstanding balances under the revolving credit facility is payable, at our option, at a rate equal to the higher of the Wall Street Journal published "base rate on corporate loans posted by at least 75% of the nation's largest banks" or the federal funds rate plus 50 basis points (the "Base Rate"), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. Interest on the outstanding balances under the senior secured term loans are payable, at our option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. The senior secured revolving credit facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the senior secured revolving credit facility. Interest payments on the 2007 senior secured credit facility are due biweekly, montly, bimonthly or quarterly at our option.

        The terms of the 2007 senior secured credit facility require us to make an annual prepayment in an amount that may range from 0% to 50% of our "excess cash flow" (as such term is defined in the Credit Agreement) depending on our leverage ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

        The terms of the 2007 senior secured credit facility require us to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of September 30, 2007, we were required to maintain a leverage ratio of less than 4.1 to 1.0. The leverage ratio continues to decline over the term of the 2007 senior secured credit facility. Our leverage ratio as of September 30, 2007 was 3.1 to 1.0. The 2007 senior secured credit facility also contains nonfinancial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 senior secured credit facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit facility. The 2007 senior secured credit facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and non-financial covenants of the 2007 senior secured credit facility as of September 30, 2007.

        In connection with the closing of the 2007 senior secured credit facility, we incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 senior secured credit facility. In connection with the repayment of the 2005 amended and restated senior secured credit facility in March 2007, we wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 amended and restated senior secured credit facility. Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2007, we had $210.5 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Based upon the outstanding borrowings on September 30, 2007 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $2.1 million to our annual interest expense.

        As of September 30, 2007, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the pound sterling and the Australian dollar due to our operations in Europe and Australia.

        We have operations in 21 countries outside of the U.S., including the United Kingdom, Australia, Austria, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden and Thailand. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, pound sterling, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the nine months ended September 30, 2007, we recorded a gain on foreign currency translation of approximately $1.9 million.

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

        The Company carried out an evaluation, under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. Based on the foregoing, the Company's Chief Executive Officer and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

        There have been no significant changes during the nine months ended September 30, 2007 covered by this report in the Company's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Information regarding legal proceedings is contained in Note 8 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A.    Risk Factors

        There were no material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Default Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        (31.1)    Certification—Chief Executive Officer

        (31.2)    Certification — Chief Financial Officer

        (32.1)    Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)

Date: November 9, 2007	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer
Date: November 9, 2007	By:	/s/ DENNIS L. RANDOLPH, JR. Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer

QuickLinks

TNS, INC.
INDEX
PART I—FINANCIAL INFORMATION
TNS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share data)
TNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except share and per share data)
TNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)
TNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
SIGNATURES