Form 10-K
period 2007-12-31
TNS INC
filed 2008-03-17
CIK 1268671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-32033

TNS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-4430020
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
11480 COMMERCE PARK DRIVE, SUITE 600, RESTON, VIRGINIA	20191
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code (703) 453-8300

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of December 31, 2007, 24,258,942 shares of the Registrant's common stock were outstanding. As of June 29, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $343 million.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

TNS, INC.
2007 FORM 10-K ANNUAL REPORT
INDEX

PART I

        Throughout this report, we refer to TNS, Inc., together with its subsidiaries, as "we," "us," "our," "TNS" or "the Company." TransXpress, LEConnect, CARD*TEL and the TNS logo are our registered trademarks, and Synapse, FusionPoint by TNS, Dialect Trader Voice and Secure Trading Extranet are our service marks. This report contains trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, these other parties.

Forward-Looking Statements

        We make forward-looking statements in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Overview," "Results of Operations," and "Liquidity and Capital Resources," and other sections throughout this report. The forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe the Company's business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements.

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

Item 1.    Business

Overview

        We are an international data communications company which provides networking, data communications and value added services to many of the world's leading retailers, banks and payment processors. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunication industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 29 countries including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region.

        We provide services through our multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, broadband wireless and internet connections. In the year ended December 31, 2007, we transported approximately 5.8 billion dial-up transactions for more than 130 point-of-sale/point-of-service, or POS, processing customers in the United States and Canada, making us, on the basis of total transactions transmitted, a leading provider of data communications services to processors of credit card, debit card and ATM transactions. In addition, as of December 31, 2007, we provided network services to more than 575 financial services companies. Based on the total number of connections these companies have to our networks and the total messages transmitted among them using our services, we are a leading service provider to the financial services industry. Our revenues are generally recurring in nature, as we typically enter into multi-year service contracts that require minimum transaction or revenue commitments from our customers.

        Our business began operations in 1991 to address the needs of the POS industry in the United States. The strong operating cash flows generated by our business have enabled us to invest in and deploy data networks designed to make our data communications services more rapid, secure, reliable and cost efficient. We have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and abroad. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to $325.6 million for the year ended December 31, 2007.

Business Overview

Point-of-Sale (POS) Opportunity

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

        A broadband connection such as a digital subscriber line, or DSL, is an always-on connection utilized by a merchant or ATM location for various purposes including to connect a POS terminal or ATM to the payment processor. With the introduction of broadband services, merchants and other POS providers have begun to deploy integrated wide-area-network solutions. These solutions include POS services, inventory management and other back-office solutions utilized by merchants.

        In addition to the payment processing industry, other industries, such as pre-paid card providers, vending operators, loyalty card providers and merchants situated in locations other than brick and mortar stores, such as kiosks and merchants on the internet, are expanding their use of electronic transaction processing in an attempt to reduce costs, increase sales through the acceptance of credit and debit cards and increase the reliability and efficiency of data transmission. We believe we will be able to increase the number of connections to our network and the number of transactions we transport as these and other industries look to outsource the data communications requirements necessary to transmit transactions electronically.

Our POS services

        Our POS division markets our data communications services directly to payment processors in the United States, Canada and Mexico. The following chart illustrates the route of a typical POS transaction using our data communications services. The route of a typical off-premise ATM transaction is similar except that the card associations are not involved.

POS Credit Card Transaction

        We also market our POS data communications services to entities responsible for the transmission of state lottery transactions, federal and state electronic benefits transfer and healthcare transactions as well as directly to select categories of merchants and retailers.

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

        We provide multiple means for the POS terminal or ATM to access our data networks. Merchant POS terminals and off-premise ATMs can connect directly to our network using our TransXpress dial-up service, which utilizes telephone services obtained from interexchange carriers and local exchange carriers. To complement our TransXpress service, we offer TNS Connect, a leased line service that utilizes our secure Internet Protocol (IP) network. Leased line services are attractive to operators of off-premise ATMs and merchants that either manage their own in-house networks or transmit large volumes of transactions. While our customers primarily choose to access our networks using our dial-up and leased line services, we also provide alternative methods of connecting to our networks, including wireless, broadband and internet. Our wireless platform, which we refer to as Synapse, enables merchants and vending machine operators to process credit and other card transactions without the inconvenience and cost of having to connect to a telephone line. Our broadband service offering, which we refer to as Fusion Point by TNS, enables merchants to utilize wide area-network capabilities to transmit data from the POS terminal or ATM to the payment processor.

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

        We have leveraged our existing network infrastructure to develop and provide additional services that enable legacy dial-up devices to utilize IP and broadband connectivity. These new services enable us to be a total solutions provider for merchants in a variety of industries including convenience stores, gas stations, quick service restaurants and other retail services. For example, our FusionPoint by TNS product allows merchants to consolidate various in-store data applications, including secure payment, enterprise applications and IP services, like voice over IP, controlled internet access, digital music, distance learning and video surveillance, over a single managed data access point, thereby reducing the merchant's costs and need to manage multiple data communications connections.

        We generally enter into multi-year contracts that usually have minimum transaction or revenue commitments from our POS customers. Our traditional business of providing dial service to POS and off-premise ATMs continues to generate the majority of the revenue of our POS division. For dial-up access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. We typically charge our customers fixed monthly fees for leased line and broadband services. We also generate POS revenue from usage charges, circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services. For the year ended December 31, 2007, we transmitted approximately 5.8 billion dial POS transactions in North America and generated $81.2 million of revenue in the POS division, which represented 25.0% of our total revenues.

International Services Division (ISD)

        The network technology and services we have developed to serve our customers in the United States are applicable to the data communications needs of payment processing and financial services industries in other countries. Internationally, we also provide card-not-present payment services, payment processing services to ATM owners and data communications services to payment processors that are not used by payment processors in the United States, including offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours.

        Our international services division provides services to customers located in Australia, Austria, Belgium, Bermuda, Colombia, Finland, France, Gibraltar, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, New Zealand, Norway, Poland, Romania, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Netherlands and the United Kingdom.

International POS opportunity

        Internationally there continues to be a growing need for fast, reliable data communications services for transaction-oriented businesses. In markets outside of the United States, financial institutions have historically performed their own processing services for ATM and credit and debit card transactions using outsourced data communications services. Financial institutions in Europe, however, have begun to outsource the processing of credit and debit card transactions to payment processors in an effort to leverage technical expertise, reduce costs and capitalize on economies of scale. As part of this trend, several of the largest domestic payment processors are increasing their international presence. As they expand into additional international markets, these payment processors will require providers of outsourced data communications services. Additionally, other regulatory changes such as the Single European Payment Area (SEPA) continue to offer new opportunities for POS services to develop internationally.

        While credit and debit card payments are growing in the United States, the international market for these payment methods is expanding at a greater rate. According to Mercator Advisory Group, between 2005 and 2006 the total number of card transactions outside of the United States increased by 15.2%, to approximately 54 billion transactions. Outside of the United States, the regions with the highest transaction volumes in the world were Europe, Asia-Pacific and Latin America, with Asia-Pacific experiencing the fastest growth in 2006. (© 2008, Mercator Advisory Group, Inc.)

        In addition to the credit and debit card industry, various other international industries have developed services that require the rapid, secure and reliable transmission of business-critical transaction data. For example, in many markets wireless telephone operators process transactions in which customers increase the value of their prepaid wireless telephone account balances. The Mercator Advisory Group estimated that in 2006, prepaid mobile telephone account balances totalled approximately 61.8% of the nearly 2.5 billion mobile subscriptions, an increase of 58.6% from the prior year's total. The number of transactions associated with mobile prepaid services is expected to continue to grow substantially, with one analyst estimating such transactions will represent 5% of total European card transaction volumes by 2010. (Copyright © 2006 by Payment Systems Europe Limited)

        Internationally, the growth, automation and globalization of financial markets have led to increased demand for outsourced, secure, reliable data communications services. Banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks or ECNs, securities and commodities exchanges and other market participants increasingly use data communications services to exchange trading information, distribute research and review trading positions.

Our ISD services

        Our international services revenues are currently generated primarily through the sale of our POS services. We generate the majority of our international revenues in the United Kingdom, where we are one of the leading providers of data communications services to the POS industry. We provide services to substantially all of the financial institutions in the United Kingdom which acquire and process credit and debit transactions in the United Kingdom. We also provide services to financial institutions operating ATMs. We provide payment gateway services to merchants and card associations which offer services over the internet. TNS' financial services division has experienced a steady level of revenue growth through an active drive to expand its presence globally, with a particular emphasis on developing the business in the Asia Pacific region. By signing on exchanges and ECNs, we have further bolstered our financial community of interest brought together by our Secure Trading Extranet.

        We consider a number of factors when evaluating opportunities in international markets, including the regulatory environment of the telecommunications market, consumer use of credit and debit cards, the competitive landscape and the rules applicable to foreign investment. Historically we typically provided our services internationally through a subsidiary located in the country identified for expansion. Recently we have decided to expand into new countries by providing services from nearby countries in which we have existing operations. In some instances, we have elected to enter new markets through strategic acquisitions. While we continue to look for opportunities to expand into international markets, we plan to focus our efforts to grow internationally in those countries in which we currently have operations, such as Australia, France, Italy, Spain and the United Kingdom. Continued expansion into international markets is an important part of our operating strategy. We plan to expand into additional targeted countries in the Asia-Pacific region. We also will expand into additional countries in Central Europe as opportunities arise.

        For the year ended December 31, 2007, we generated $138.9 million of revenue in the international services division, which represented 42.7% of our total revenues, of which $125.3 million was generated from the sale of our POS services and $13.6 million was generated from the sale of our financial service offerings. Our operations in the United Kingdom, France and Australia comprised 78.3% of our international revenues in 2007. Although we generate revenues in all 19 of the countries in which our international services division has operations, we have yet to generate positive operating cash flows in 5 of these countries.

        For financial information about geographic areas where we do business, please refer to Note 9 of the consolidated financial statements and related notes included in Item 8 of this annual report.

Telecommunication Services Division (TSD)

        Every wireline and wireless telephone call consists of the content of the call, such as the voice, data or video communication, and the signaling information necessary to establish and close the transmission path over which the call is carried. Substantially all telecommunications carriers in the United States and Canada use Signaling System No. 7, or SS7, as the signaling protocol to identify the network route to be used to connect individual telephone calls. SS7 networks are data networks that transport call signaling information separate from the public switched telecommunication network over which the call content is communicated. Telecommunication service providers require access to an SS7 network connected to the signaling networks of other carriers to be able to provide telecommunication services to their customers.

        SS7 networks are also used to retrieve information from centralized databases maintained by telecommunication services providers and other third parties. By accessing this information, telecommunication services providers are able to offer services that enable intelligent network services such as local number portability, line information database, caller identification and toll-free number services, and credit card, calling card, third-party billing and collect calling. Wireless carriers and cable companies which provide voice over IP (VoIP) services also use SS7 networks to exchange and maintain subscription and location data on subscribers to support voice and wireless roaming services. Competitive pressures are also encouraging telecommunication services providers to develop and offer additional services that utilize the signaling services provided by an SS7 network. For example, wireless carriers offer content delivery such as video and ring tones, short message service and internet browsing and commerce capabilities.

        The deployment, operation and maintenance of a nationwide SS7 network connected to all of the major signaling networks and database providers require significant capital and specific technical expertise. For these reasons, many telecommunication services providers have chosen not to build the networks necessary to satisfy all of their SS7 signaling requirements. Rather, they are increasingly turning to outsourced SS7 network service providers such as TNS to obtain the call signaling and database access services critical to their business, yet remain competitive on a cost-effective basis.

TSD Opportunity

        We continue to sell our core TSD services to both the competitive local exchange carriers and the regional Bell operating companies. The demand for signaling and database services continues to increase along with the growth in the telecommunications markets. In addition, the cable companies continued growth in traditional telephony services for both consumer and business users has also increased demand for our SS7 network and database services. Also, we believe our current infrastructure provides an opportunity to sell our services into the wireless and VoIP markets, as these providers require essentially the same signaling requirements as our other customers.

Our TSD Services

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

        We offer the following data communications services to wireline and wireless telecommunication services providers:

  •
  SS7 network services.  We provide telecommunication services providers with SS7 connectivity, switching and transport services throughout the United States. Our SS7 network is connected to the SS7 networks of local exchanges and wireless carriers through more than 25 mated pairs of signal transfer points deployed throughout the country. By connecting to our SS7 network, our customers eliminate their need to implement, operate and maintain numerous, complex connections linking their SS7 switches to the signaling networks of other telecommunications carriers. We believe that our SS7 network enables us to offer our data communications services more cost-effectively and reliably than our competitors.

  •
  Database access services.  We offer our customers access to databases maintained internally and to those operated by telecommunications carriers and other third parties. These databases are used to provide subscribers with intelligent network services such as local number portability, line information database, caller identification and toll-free number services. Our SS7 network provides access in the United States to the following types of databases:

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

  •
  Line information databases.  Telecommunications service providers develop and maintain databases that store subscriber information, including names and addresses. This information is necessary to provide enhanced services such as validating subscriber and billing information.

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

  •
  ID Plus.  ID Plus gives users access to a telephone name and address database, which will increase service providers' ability to either discern the identity of a caller or to direct bill for services.

  •
  VoIP peering services.  Our managed VoIP peering services provide advanced routing capabilities, protocol technology and other services to enable VoIP network providers to interconnect their networks with traditional telecommunications networks. With a single interconnection, our VoIP peering services can connect VoIP networks and traditional telecommunications networks anywhere in the world. Domestically, we are able to combine our VoIP peering services with our database access services.

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

        We generally enter into multi-year contracts with our telecommunication services customers, many of whom agree to minimum volume commitments. We charge fixed monthly fees for SS7 network services, LEConnect services, and VoIP peering services and per-query fees for our database access services. For the year ended December 31, 2007, we generated $64.5 million of revenue in the telecommunication services division, which represented 19.8% of our total revenues.

Financial Services Division (FSD)

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

Our FSD Services

        Our fast, private, secure and reliable IP data networks are designed specifically to address the data and voice communications requirements of the financial services industry. Our IP network services allow our customers to access multiple financial services companies through a single network connection, thereby eliminating the need for costly dedicated institution-to-institution leased line connections. Additionally, these services facilitate secure and reliable communications between financial services companies by supporting multiple communications standards and protocols, including the Financial Information eXchange (FIX) protocol.

        Our primary financial service offerings are:

  •
  Secure Trading Extranet.  Our Secure Trading Extranet service links more than 575 financial services companies through our IP network. Through a single network connection, a customer can communicate with any other entity connected to our IP network. Given the large number of industry participants connected to our network, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks and securities and commodities exchanges, a single customer can use its connection to our IP network to conduct seamless, real-time electronic trading and access a variety of content, including news, research and market data.

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

        As of December 31, 2007, we provided our financial services to more than 575 financial services companies. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors. We generate financial services revenue primarily from monthly recurring fees based on the number of customer connections to and through our IP network. For the year ended December 31, 2007, we generated $40.9 million of revenue in the financial services division, which represented 12.6% of our total revenues.

        The growth of electronic trading both domestically and internationally continues to present opportunities for our FSD division. Domestically, there is increasing demand from our existing customers for higher bandwidth due to their increased demand for more low latency market data feeds. Internationally, along with the increasing bandwidth demands, we continue to see opportunities to expand upon our global community of interest. This community consists of stock exchanges and other trading venues as well as buy-side and sell-side organizations that wish to connect with one another and also receive low latency market data.

Our Strengths

        We believe our competitive strengths include:

        Recurring revenues and strong operating cash flows.    Our established customer base enables us to generate high levels of recurring revenues and strong operating cash flows. Our business model is based upon the number of transactions we transport and the number of connections to our networks. We typically enter into multi-year service contracts that usually have minimum transaction or revenue commitments from our customers. We believe that our recurring revenues and strong operating cash flows will enable us to continue to invest in the development of new products and services and to continue to expand internationally.

        Established customer base.    We have an established customer base of leading industry participants in each division and have experienced limited customer turnover. For the year ended December 31, 2007, we provided our POS services to more than 130 customers. In addition, for the year ended December 31, 2007, we provided services to more than 105 telecommunication services providers and to more than 575 financial services companies. Our international services division generates revenues in 27 countries and provides services to some of the largest financial institutions and wireless and other services providers in these countries and neighboring countries. Through our established customer relationships, we have developed an extensive knowledge of each of our customer's industries. We believe that our knowledge and experience enhance our ability to deliver new and timely data communications services and solutions.

        Well-positioned to continue international growth.    The network technology and data communications products and services we have developed to serve customers in the United States and the United Kingdom are applicable to the data communications needs of the payment processing and financial services industries in other countries. We believe that our data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors and global financial institutions strategically positions us to take advantage of the substantial international opportunities. We have grown our international revenues from $33.1 million for the year ended December 31, 2002 to $138.9 million for the year ended December 31, 2007.

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

        Substantial experience in our target markets.    The 12 members of our executive management team have on a combined basis more than 170 years experience in the transaction services and telecommunications industries as well as experience managing large, multinational corporations, and on average have been employees of the company for more than six years. We have focused on creating data communications services for developing and established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us with a competitive advantage over service providers of similar or smaller size.

        Proven acquisition strategy.    Our management team has augmented the growth of our business by successfully identifying and integrating strategic acquisitions. We have made a number of acquisitions that have accelerated the growth of each of our service divisions. For example, we acquired Dialect Payment Technologies in 2007, to provide internet payment gateway services to our customers throughout the world, and we acquired JPG Telecom, SAS (JPG) in 2006 to increase our share of the French dial-up POS market in our international services division.

Our Strategy

        Our objective is to continue to grow our business and enhance our position as a leading provider of outsourced business-critical data communications services enabling secure and reliable transmission of time-sensitive information for our transaction processing, telecommunications and financial services customers. Key elements of our strategy include:

        Focus on key geographies.    While historically we have expanded our business into new geographic locations, we have decided to focus our efforts and resources to expand our business in six countries in which we already have operations. These countries are Australia, France, Italy, Spain, the United Kingdom and the United States. We believe concentrating our efforts in this way will enable us to grow our business in these geographic markets as well as in adjacent countries, enabling us to generate growth with less capital investment.

        Continue to expand our customer base.    We believe our experience, existing customer relationships and our ability to consistently deliver secure and reliable data communications services will enable us to expand our customer base in the domestic and international POS markets as well as in our telecommunication and financial services divisions. For example, in our POS division and international services division we intend to expand our service offerings to certain customer segments in the retail industry, to focus on selling our broadband solutions and to continue to offer complementary services to our existing payment processor and financial institution customer base. In our financial services division, we will continue to increase the scope of services and leverage our existing customer base of over 575 financial services companies to acquire new customers. We intend to continue to leverage our customer relationships and technical expertise to provide our POS and financial offerings internationally. In our telecommunication services division we intend to continue to offer our services to new customers in the cable and wireless markets.

        Develop new product and service offerings.    We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. For example, we have established a product management and marketing group which is responsible for identifying and establishing new products for our domestic and international POS service offerings. We will continue to develop and offer broadband services to payment processors, financial institutions and merchants in connection with the global POS industry's adoption of new technologies. We currently offer internet payment gateway services to POS customers in the Asia-Pacific region and we intend to begin to offer these services initially in Europe and then in other geographies. In our telecommunication services division we will continue to develop and offer data communications services to cable companies so they may deploy VoIP network services without incurring the capital expenses of building an SS7 network.

        Increase sales to existing customers.    We will continue our efforts to further expand our existing customer relationships to increase business domestically and abroad. For example, we intend to encourage: our domestic and international POS customers to increase their number of connections to our networks and to transmit a greater percentage of their transaction volume with us; our telecommunication services customers to increase the number of signaling routes they establish through our SS7 network; and our financial services customers to connect more endpoints and virtual connections to, and use greater bandwidth on, our data network. Our longstanding relationships with our customers provide us a significant opportunity to increase the sales we make to these customers as they and we expand internationally. Within each of our divisions, we intend to continue our efforts to cross-sell our full range of services to our customers. For example, we believe we have an opportunity to sell broadband services to POS customers through customers of our telecommunication services division and to sell other components of our suite of telecommunication services, such as our VoIP peering, short messaging services and database access services, to customers already using our SS7 network services. We also intend to work closely with our customers to increase our knowledge of their businesses and technical requirements so that we may identify opportunities to provide them with additional services.

        Pursue strategic acquisitions.    We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter into new domestic and international markets. We will need to use operating cash flows or additional financing to pursue our strategy.

Our Networks

        We operate multiple, highly-customized data networks specifically designed and configured for the transmission of time-sensitive data. Our diverse data network architecture supports a variety of widely-accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and secure Internet connections. Our data networks also are designed to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our networks is installed at 130 points of presence worldwide, 41 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers' transactions in real time.

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

        Our IP and X.25 networks incorporate several customized, value-added features that distinguish our services and performance from our competitors.    We believe that various value-added features we have developed permit our POS customers accessing our data networks through dial-up services to process a greater volume of transactions than other dial-up service providers.

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

Customers

        As of December 31, 2007, we provided our POS services to more than 130 customers. In addition, as of December 31, 2007, we provided services to more than 105 telecommunication services providers and more than 575 financial services companies. Historically we have experienced limited customer turnover. We believe this is a result of our strong relationships with our customers and is one of our strengths. Maintaining these relationships is critical to our long-term success.

        For the year ended December 31, 2007, we derived approximately 22.2% of our total revenues from our five largest customers. No customer accounted for more than 10% of our total revenues for the year ended December 31, 2007. We typically enter into multi-year service contracts with our customers with minimum commitments. Under some of our contracts, once the customer has met its minimum commitment on an annual or contract term basis, the customer is no longer obligated to purchase services from us. The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire from 2008 to 2011.

Sales and Marketing

        We currently sell our services directly to customers through geographically dispersed sales teams. In North America, we have a specialized sales team for each of our POS and telecommunication service divisions, and globally we have a specialized sales team for our financial services division. In our international services division, our sales teams are organized geographically with each team responsible for selling all of our services in the country in which the team is based and, in some cases, proximate countries. Our international services division sales teams are based in Australia, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Romania, Singapore, South Korea, Spain, Thailand, the Netherlands and the United Kingdom. Generally, each sales team includes a managing director or sales manager, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer.

        Our business development groups based in North America and Europe are focused on selling large service-based solutions to our largest customers and prospects. They work closely with the in-country sales teams to provide in-depth industry and solution capabilities to our customers.

        Our sales teams work to establish and maintain relationships with customers by identifying a customer's need for our services and promoting our secure, reliable, efficient, competitively priced services. We also pursue opportunities to customize our solutions to meet the requirements of large customers.

        When a customer initially purchases services from us, the customer typically purchases some, but not all, of the services we offer. Our sales teams then strive to increase the services purchased by existing customers and to expand the range of services we provide to our customers. Our sales teams consult with customers in an attempt to identify new outsourced business-critical services we may provide to our customers.

        Our global marketing group works with our sales teams around the world and the product group to promote interest in our services and to generate new sales prospects. In addition they ensure that any news associated with the company is distributed in a timely manner to all of the company's stakeholders.

Suppliers

        The operation of our networks depends upon the capacity, reliability and security of services provided to us by a limited number of telecommunication service providers. We have no control over the operation, quality or maintenance of those services or whether the vendors will improve their services or continue to provide services that are essential to our business. In addition, telecommunication service providers may increase the prices at which they provide services.

        Some key components we use in our networks are available only from a limited number of suppliers. The number of available suppliers of components for our X.25 networks is particularly limited. We do not have any long-term supply contracts with these or any other limited source vendors, and we purchase data network equipment on a purchase order basis.

Competition

        POS division.    Our POS division competes on the basis of industry expertise, network service quality and reliability, transaction speed, value-added features, customer support and cost-efficiency. The primary competitors of our POS division's dial-up services are interexchange carriers such as Verizon Business Solutions, an operating unit of Verizon Communications, Inc., AT&T Corp, and Hypercom Corporation. The carriers typically do not aggressively pursue transaction-oriented business as a stand-alone service but rather offer it in conjunction with other products and services. The primary competitors of our POS division's counter-top integration and broadband connectivity services are Cybera, Inc. and broadband access providers such as MegaPath Networks, Inc. The primary competitor of our POS division's wireless services is APRIVA, and the primary competitor of our POS division's vending services is USA Technologies, Inc.

        Telecommunication services division.    Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include AT&T Corp., Syniverse Technologies, Inc. and Verisign, Inc.

        Financial services division.    Our financial services division competes on the basis of access to multiple financial services companies, security, support services, cost-efficiency and discrete service offerings. The primary competitors of our financial services division are other private communications networks and telecommunications carriers including AT&T Corp. and BT Group PLC, providers of quote terminals and market data services such as Bloomberg, Reuters and Thomson Financial, and other network service providers such as SAVVIS, Inc..

        International services division.    Our international services division competes on a similar basis as our POS and financial services divisions. Primary competitors of our international services division's POS services are incumbent telephone companies in the geographic location, such as BT Group PLC in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia. The primary competitor of our processing services in the United Kingdom is LINK Interchange Network Ltd.

Government Regulation

        Although the FCC retains general regulatory jurisdiction over the sale of interstate telecommunications services, other than one of our subsidiaries, we, as a provider of information (or enhanced) services, are not required to maintain a certificate of public convenience and necessity with the FCC, to file tariffs with the FCC covering our services, or to comply with any of the other "common carrier" type FCC regulations. Further, the FCC has frequently found information (or enhanced) services to be interstate in nature. In addition, nearly all TNS services cross state boundaries and are thus interstate offerings. Consequently, our services are not subject to state public utility commission regulation.

        The only exception to this is our wholly-owned subsidiary, TNS Transline LLC. TNS Transline is subject to regulatory oversight by the FCC due to its provision of interstate telecommunications services. TNS Transline complies with all regulatory registration and payment obligations mandated by the FCC. As a "non-dominant" carrier, however, TNS Transline is not required to file tariffs or submit to other forms of "dominant" carrier regulation. Further, TNS Transline provides exclusively interstate telecommunications services and thus is not subject to state public utility commission regulation of its services. State regulators may regulate purely intrastate telecommunications services and may regulate mixed intrastate/interstate telecommunications services to the extent their regulation does not impede federal policies. We do not believe that we currently are subject to state regulations for our existing services, and we believe that, even if we were subjected to state regulation, we could obtain all necessary approvals.

        Federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls. Under the Telecommunications Act of 1996 ("the 1996 Act"), the FCC implemented rules and regulations known as Access Charge Reform to reform the system of interstate access charges. The FCC's implementation of these rules increased some components of our costs for access while decreasing others. The FCC is currently considering additional rulemaking proceedings concerning this intercarrier compensation scheme, and we currently cannot predict whether any rule changes will be adopted or the impact these rule changes might have on our access charges if they are adopted. Recent and pending decisions of the FCC and state regulatory commissions may limit the availability and increase pricing used by our suppliers to provide telecommunication services to us. We cannot predict whether the rule changes will increase the cost or availability of services we purchase from our suppliers.

        In connection with some of our services, we are required to pay Federal Universal Service Fund surcharges. The monies generated by Federal Universal Service Fund surcharges are used to help provide affordable telecommunication services throughout the country, including to consumers in high-cost areas, low-income consumers, eligible schools and libraries and rural healthcare providers. Our telecommunications service suppliers are obligated to contribute directly to the Federal Universal Service Fund. Our telecommunications service suppliers, in turn, recover the cost of their contribution obligations by imposing surcharges on us and our competitors based upon a percentage of their interstate and international end-user telecommunications revenues. If the Federal Universal Service Fund surcharges increase, our telecommunications service suppliers will pass those increased surcharges on to us. We in turn will pass those potential increased Federal Universal Service Fund surcharges on to our customers to the extent permitted under our contracts with them. The United States Congress and the FCC is considering modifying the way in which Federal Universal Service Fund charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line, per-telephone number or per-account charge. We currently cannot predict whether Congress will mandate or the FCC will adopt changes in the calculation of Federal Universal Service Fund contributions or whether these changes, if adopted, would increase our Federal Universal Service Fund surcharges. If the FCC implements any legislation, adopts any proposal or takes any administrative action that increases our Federal Universal Service Fund surcharges, our network operating costs will increase. In addition, if the FCC implements any legislation, adopts any proposal, or takes any administrative action that increases our supplier's Federal Universal Service Fund obligations, these telecommunications service suppliers may seek to pass through cost-recovery charges to us, which would result in an increase in our cost of network services an increased cost which the Company may or may not be able to pass on to our customers.

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

Employees

        As of December 31, 2007, we employed 687 persons worldwide, of whom 496 were engaged in systems operation, development and engineering, 62 of whom were engaged in sales and marketing, 117 of whom were engaged in finance and administration and 12 comprised executive management. Of our total employees as of December 31, 2007, 329 were employed domestically and the balance were in other countries, including 200 in the United Kingdom and 82 in Australia. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Executive Officers of the Registrant

        See Item 10 of this report for information about our executive officers.

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

        For the year ended December 31, 2007, we derived approximately 22.2% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could harm our revenues and earnings.

        The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts. The contracts with our five largest customers expire from 2008 to 2011.

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

Our POS business is highly dependent upon our customers' transaction volumes and our ability to expand into new markets.

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

        We may be unable to increase our business from convenience stores, gas stations, quick service restaurants and other retail services that we have identified as potential sources of future growth for our POS business. Factors that may interfere with our ability to expand further into these areas include:

  •
  market participants' adoption of alternative technologies such as broadband; and

  •
  our potential inability to enter into commercial relationships with additional market participants.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.

        As of December 31, 2007, we have yet to generate positive operating cash flows in 5 out of the 19 countries in which we have operations and provide services outside the United States, Mexico and Canada. In addition, we are planning expansion in our existing international markets and into additional international markets.

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

We conduct business in many international markets with complex and evolving tax rules, which subjects us to international tax compliance risks.

        In the year ended December 31, 2007, we implemented an updated transfer pricing policy which will significantly reduce the overall effective tax rate on our international earnings. While we obtain advice from tax and legal advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions in which we operate have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on the taxes to which we are subject, including income tax, value-added tax and transfer tax. From time to time our foreign subsidiaries are subject to tax audits and may be required to pay additional taxes, interest or penalties should the taxing authority assert different interpretations, or different allocations or valuations of our services. There is a risk, if one or more taxing authorities significantly disagrees with our interpretations, allocations or valuations, that any additional taxes, interest or penalties which may result could be material and could reduce our income and cash flow from our international services division.

Our customers may develop in-house networks and divert part or all of their data communications from our networks to their networks.

        As a payment processor's business grows larger and generates a greater number of credit card and debit card transactions, it could become economically advantageous for the processor to develop its own network for transmitting transaction data, including credit card and debit card transactions. Currently, some of the largest processors and some very large merchants globally, such as supermarkets, department stores and major discount stores, operate their own networks to transmit some or all of their transactions. Also, as the number of outsourced providers of network services has decreased, payment processors and large merchants have developed, and may continue to seek to develop, their own networks in order to maintain multiple sources of supply. In addition, our telecommunication services division customers may elect to connect their call signaling networks directly to the call signaling networks of other telecommunications carriers. As a result of any of these events, we could experience lower revenues.

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

        As of December 31, 2007, we had $205.5 million in debt outstanding. This level of debt could have important consequences. Below, we have identified some of the material potential consequences resulting from this debt:

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

  •
  We may be vulnerable to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our senior secured credit facility, the impact of increases in interest rates.

        We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our senior secured credit facility in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements. We must satisfy borrowing base restrictions in order to borrow additional amounts under our senior secured credit facility. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

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

        We face competition in each of our four divisions as follows:

  •
  The primary competitors of our POS division are APRIVA, AT&T Corp., Cybera, Inc., Hypercom Corporation, USA Technologies, Inc. and Verizon Business, an operating unit of Verizon Communications, Inc.

  •
  The primary competitors of our telecommunication services division include AT&T Corp., Syniverse Technologies, Inc. and Verisign, Inc.

  •
  The primary competitors of our financial services division include AT&T Corp., BT Group PLC, Bloomberg L.P., Reuters Group PLC and The Thomson Corporation (Thomson Financial).

  •
  The primary competitors of our international services division include BT Group PLC and LINK Interchange Network Ltd. in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica S.A. in Spain and Telstra Corporation Limited in Australia.

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

        Federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls, by restricting access to dedicated connections available from local exchange carriers, by changing the basis for computation of other charges, such as universal service charges, or by revising the basis for taxing the services we purchase or provide. The Federal Communications Commission ("FCC") is currently considering changes to the rate structure for services provided by local exchange carriers, including the rate structure for access services, and we currently cannot predict whether these rule changes will be adopted or the impact these rule changes may have on our charges for access and other services if they are adopted.

        Recent and pending decisions of the FCC may limit the availability and increase pricing of network elements used by our suppliers to provide telecommunications services to us. We cannot predict whether these rule changes will increase the cost of services we purchase from our suppliers. Further, the United States Congress and the FCC is considering modifying the way in which Federal Universal

Service Fund charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line, per-telephone number or per-account charge. We currently cannot predict whether Congress will mandate or the FCC will adopt changes in the calculation of Federal Universal Service Fund contributions or whether these changes, if adopted, would increase our Federal Universal Service Fund surcharges. If the FCC implements any legislation, adopts any proposal or takes any administrative action that increases our Federal Universal Service Fund surcharges, our network operating costs will increase. In addition, if the FCC implements any legislation, adopts any proposal, or takes any administrative action that increases our telecommunications service supplier's Universal Service Fund obligations, these suppliers may seek to pass through cost-recovery charges to us. We in turn will pass those potential increased Federal Universal Service Fund surcharges on to our customers to the extent permitted under our contracts with them. An increase in the Federal Universal Service Fund surcharges that we are required to pay would result in an increase in our cost of network services, a cost which the Company may or may not be able to pass on to our customers.

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

        In addition, the payment processing industry in which our POS and international services divisions operate may become subject to regulation as a result of recent data security breaches that have exposed consumer data to potential fraud. To the extent this occurs, our POS and international services division customers could impose on us additional technical, contractual or other requirements as a condition to continuing to do business with them. These requirements could cause us to incur additional costs, which could be significant, or to lose revenues to the extent we do not comply with these requirements.

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

        We have been named as a defendant in a securities class action lawsuit. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in lawsuits. Defending against existing and potential securities litigation may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the pending litigation and intend to contest the lawsuit vigorously, no assurances can be given that the results of this matter will be favorable to us. Regardless of the outcome, securities litigation can result in significant legal expenses. A materially adverse resolution of the pending lawsuit could have a material adverse affect on our business, financial position and results of operations.

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

Use	Location	Approximate square footage	Lease expiration date
European technology and finance center	Dublin, Ireland	14,500	January 2022
United Kingdom headquarters and network control centre	Sheffield, England	16,000	April 2015
United Kingdom processing centre	Welwyn Garden City, England	21,680	June 2012

        We also lease and occupy regional sales offices in various cities. We house our remote network switching equipment in facilities owned and maintained by some of our digital telecommunications circuit providers and also in leased telecommunications point-of-presence facilities located in various cities. These leases total approximately 37,900 square feet and expire on dates ranging from January 2008 to October 2014. We believe that our existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of our operations and development.

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

        After denying the Company's motion to dismiss on September 12, 2006, the Court ordered the parties to conduct discovery in the case. In March 2007, the parties agreed to stay further discovery in the case with the Court's approval pending a mediation designed to reach a settlement resolving the lawsuit. The parties conducted a mediation in April 2007, and subsequently entered into a settlement agreement in February 2008. The settlement agreement provides for a cash settlement payment of $3.6 million to be paid by the Company's insurer and payment of expenses of plaintiff's lead counsel not to exceed $50,000. In exchange for the cash settlement payment and expense payment, the Company and all defendants would be released from all claims of class members relating to the action. The Court preliminarily approved the settlement agreement of the parties in March 2008. The settlement agreement of the parties is still subject to final approval by the Court after a fairness hearing is conducted in June 2008. We do not expect the final outcome of the lawsuit to have a material adverse affect on our financial condition or operating results. During the year ended December 31, 2006, the Company accrued legal costs of approximately $0.5 million, representing legal costs to defend itself in this matter not otherwise covered by its insurance carrier. These legal costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.

        Certain states in which we operate assess sales taxes on certain services provided by us. Our customer contracts generally contain terms that stipulate the customer is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes on our services, we either include sales tax on our invoice or have obtained an exemption certificate from the customer. If we and our customer do not believe that our services are subject to state sales tax under a certain state's law, we defend against the proposed sales tax assessment to avoid or mitigate the amount of sales tax that may need to be paid.

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

Fiscal Year Ended December 31, 2006	HIGH	LOW
First quarter ended March 31, 2006	$22.00	$14.80
Second quarter ended June 30, 2006	$21.50	$19.20
Third quarter ended September 30, 2006	$21.23	$12.55
Fourth quarter ended December 31, 2006	$19.73	$13.49

Fiscal Year Ended December 31, 2007	HIGH	LOW
First quarter ended March 31, 2007	$20.03	$15.31
Second quarter ended June 30, 2007	$16.74	$10.96
Third quarter ended September 30, 2007	$16.48	$12.00
Fourth quarter ended December 31, 2007	$18.37	$15.25

        As of March 1, 2008, there were 52 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 1,700 beneficial owners of our common stock.

        On March 28, 2007, our board of directors declared a special cash dividend of $4.00 per common share which was paid on April 12, 2007. With the exception of this dividend, we have never declared or paid any cash dividends, regular or special, on our common stock. We do not anticipate paying any regular cash dividends in the foreseeable future. Under our senior secured credit agreement, we are subject to restrictions on paying dividends.

        During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

        During the three months ended December 31, 2007 we repurchased 13,051 shares at a weighted average share price of $16.05 per share. Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Act Rule 10b-18(a)(3)) made any other repurchases of our shares during the fourth quarter of the fiscal year covered by this report.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2006 and 2007, are derived from our consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2004, and the balance sheet data as of December 31, 2003, 2004, and 2005 are derived from our consolidated financial statements, which are not included in this report.

        The historical results are not necessarily indicative of the results to be expected for any future period.

Selected Consolidated Financial Data
(In thousands, except per share and transaction data)

	Year ended December 31,
	2003	2004	2005	2006	2007
Consolidated Statements of Operations Data:
Revenues	$223,353	$249,112	$258,940	$286,160	$325,564
Cost of network services	119,990	120,356	121,682	146,181	163,559
Engineering and development	11,560	14,688	15,521	22,187	27,626
Selling, general and administrative	37,284	49,264	55,245	71,757	75,287
Depreciation and amortization of property and equipment	20,220	20,205	18,972	22,208	23,114
Amortization of intangible assets	25,769	28,573	22,773	24,820	25,656
Total operating expenses(1)	214,823	233,086	234,193	287,153	315,242
Income (loss) from operations before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	8,530	16,026	24,747	(993)	10,322
Interest expense	(11,272)	(7,341)	(9,052)	(9,261)	(16,655)
Interest income	154	261	674	598	1,105
Other income (expense), net	2,390	1,340	(699)	2,197	2,356
Income tax (provision) benefit	(838)	(4,263)	(7,218)	2,665	(586)
Equity in net (loss) income of unconsolidated affiliates	(64)	(1,039)	(2,686)	(5,186)	643
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—	84	—
Net (loss) income(1)	(1,100)	4,984	5,766	(9,896)	(2,815)
Dividends on preferred stock	(15,060)	(3,428)	—	—	—
Net (loss) income attributable to common stockholders	$(16,160)	$1,556	$5,766	$(9,896)	(2,815)
Per Share Information:
Basic net (loss) income per common share	$(1.31)	$0.06	$0.24	$(0.41)	$(0.12)
Diluted net (loss) income per common share	$(1.31)	$0.06	$0.23	$(0.41)	$(0.12)
Basic weighted average common shares outstanding	12,373	24,114	24,519	24,076	24,204
Diluted weighted average common shares outstanding	12,373	24,449	24,767	24,076	24,204

	December 31,
	2003	2004	2005	2006	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,074	$19,788	$26,628	$17,322	$17,805
Working capital	(18,102)	10,086	33,114	31,829	32,844
Total assets	342,359	356,412	352,184	381,677	383,098
Total debt, including current portion	150,395	51,000	113,448	123,313	205,500
Class A redeemable convertible preferred stock	176,470	—	—	—	—
Total stockholders' (deficit) equity	(37,512)	242,498	177,846	179,265	92,272

(1)
On January 1, 2006, we adopted Statement of Financial Accounting Standards, No. 123R, "Share-Based Payment". As a result, compensation expense is recorded for all share-based payments in our operating expenses.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

        We are an international data communications company which provides networking, data communications and value added services to many of the world's leading retailers, banks and payment processors. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 29 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region.

        We provide services through our multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless, broadband and internet connections.

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

  •
  International services.  We sell our POS and financial services through our international services division. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides POS and financial services in Australia, Austria, Belgium, Bermuda, Colombia, Finland, France, Gibraltar, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Norway, Poland, Romania, Singapore, South Korea, Spain, Sweden, Taiwan and Thailand.

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

Offerings of Common Stock and Stock Repurchase

        On May 5, 2005, we purchased and retired 6,263,435 shares of common stock, pursuant to a modified Dutch auction tender offer, for $18.50 per share plus expenses of approximately $1.0 million. Of the shares tendered, 6 million shares were tendered by our then controlling stockholder, GTCR Golder Rauner L.L.C. and its affiliated investment funds.

        On September 21, 2005, we completed a follow-on offering of common stock issuing 1,200,000 common shares at $23.25 per share, which generated proceeds, net of offering costs, of approximately $26.1 million. On September 21, 2005, in connection with the follow-on offering, the underwriters exercised their over-allotment option and we issued an additional 900,000 shares of common stock at $23.25 per share, which generated proceeds net of offering costs of approximately $20.0 million. The net proceeds from the follow-on offering were used to repay a portion of our long-term debt outstanding under our 2005 amended and restated senior secured credit facility.

Dividends and Recapitalization

        On March 28, 2007, our board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, we entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the "Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). We used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend and for general corporate purposes. No amount was drawn on the Revolving Facility at closing and the full principal amount of the Revolving Facility remained available to us as of December 31, 2007.

Results of Operations

        The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year ended December 31,
	2005	2006	2007
Statements of Operations Data:
Revenues	$258,940	$286,160	$325,564
Operating expenses:
Cost of network services, exclusive of the items shown separately below	121,682	146,181	163,559
Engineering and development	15,521	22,187	27,626
Selling, general and administrative	55,245	71,757	75,287
Depreciation and amortization of property and equipment	18,972	22,208	23,114
Amortization of intangible assets	22,773	24,820	25,656

Total operating expenses	234,193	287,153	315,242

Income (loss) from operations	24,747	(993)	10,322
Interest expense	(9,052)	(9,261)	(16,655)
Interest income	674	598	1,105
Other (expense) income, net	(699)	2,197	2,356

Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	15,670	(7,459)	(2,872)
Income tax (provision) benefit	(7,218)	2,665	(586)
Equity in net (loss) income of unconsolidated affiliates	(2,686)	(5,186)	643
Cumulative effect of a change in accounting principle, net of tax provision	—	84	—

Net income (loss)	$5,766	$(9,896)	$(2,815)

Year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenues.    Total revenues increased $39.4 million, or 13.8%, to $325.6 million for the year ended December 31, 2007, from $286.2 million for the year ended December 31, 2006. We generate revenues through four operating divisions.

        International services division.    Revenues from the international services division increased $32.7 million, or 30.8%, to $138.9 million for the year ended December 31, 2007, from $106.2 million for the year ended December 31, 2006. On a constant dollar basis, revenue for the year ended December 31, 2007 would have increased $21.1 million, or 19.9% to $127.4 million. Excluding the benefit of foreign exchange, international services division revenues increased primarily through higher transaction volumes from new and existing POS customers in Europe and Asia Pacific and our acquisition of Dialect in Australia which generated incremental revenue of $6.8 million from sales to the card-not-present POS market, and to a lesser extent, increases in the number of FSD customer connections in Europe and Asia Pacific. Revenues from our UK subsidiaries increased $11.0 million, or 18.5%, to $70.3 million for the year ended December 31, 2007, from $59.3 million for the year ended December 31, 2006. On a constant dollar basis, revenue for the UK subsidiaries for the year ended December 31, 2007 would have increased $5.5 million, or 9.3% to $64.8 million. Future revenue growth in the international services division depends on a number of factors including the success of our POS and FSD products in countries we have recently entered, the success of our new product offerings and the successful integration of our recent acquisition of Dialect.

        POS division.    Revenues from the POS division decreased $1.5 million, or 1.8%, to $81.2 million for the year ended December 31, 2007, from $82.8 million for the year ended December 31, 2006. POS dial-up transaction volumes for the year ended December 31, 2007 were 5.8 billion transactions, a decrease of 2.4% compared to 6.0 billion for the year ended December 31, 2006. POS division revenue decreased due to lower POS dial-up transaction volumes and decreases in our average revenue per transaction from discounts given to customers in 2006 partially offset by increases in revenues from our new broadband service offerings. Growth in the POS division depends upon a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

        Telecommunication services division.    Revenues from the telecommunication services division increased $2.4 million, or 3.8%, to $64.5 million for the year ended December 31, 2007, from $62.1 million for the year ended December 31, 2006. Included in telecommunications services revenues for the year ended December 31, 2007 and 2006 were approximately $5.4 million and $6.4 million, respectively, of pass-through revenues. Excluding the decrease in pass-through revenues, revenues increased $3.4 million primarily through increases in volumes from our database access services from new and existing customers and to a lesser extent from the migration onto our network of new cable customer traffic, partially offset by pricing compression due to customer consolidation in our call signaling business, as discussed below.

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

        Financial services division.    Revenues from the financial services division increased $5.8 million, or 16.6%, to $40.9 million for the year ended December 31, 2007, from $35.1 million for the year ended December 31, 2006. The increase in revenues was due to increases in new customer endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead times.

        Cost of network services.    Cost of network services increased $17.4 million, or 11.9%, to $163.6 million for the year ended December 31, 2007, from $146.2 million for the year ended December 31, 2006. On a constant dollar basis, cost of network services would have increased $13.3 million, or 9.0%, to $159.5 million. Cost of network services were 50.2% of revenues for the year ended December 31, 2007, compared to 51.1% of revenues for the year ended December 31, 2006. The increase in cost of network services resulted from higher volumes in our international services division, increases in customer connections in our financial services division, and increases in telecommunication charges within our POS division, as discussed below.

        Due to an increase in December of 2006 of the rates charged for telecommunication services used by the POS division, the cost of network services associated with the POS division increased approximately $4.6 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. During the second and third quarters of 2007, we entered into agreements with alternate providers of telecommunication services for the POS division. As a result, we reduced the impact of the rate increase that would otherwise have occurred in those periods. Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

        Gross profit represented 49.8% of total revenues for the year ended December 31, 2007, compared to 48.9% for the year ended December 31, 2006. This margin expansion is primarily the result of increased contribution from our highest gross margin divisions, the international services and financial services divisions, partially offset by declines in the gross margin of our dial-up POS product from increases in telecommunication charges, as discussed above. Any significant loss or significant reduction in transaction or query volumes could lead to a decline in gross profit since significant portions of our network costs are fixed costs.

        Engineering and development expense.    Engineering and development expense increased $5.4 million, or 24.5%, to $27.6 million for the year ended December 31, 2007, from $22.2 million for the year ended December 31, 2006. On a constant dollar basis, engineering and development expense would have increased $4.6 million, or 20.7%, to $26.8 million. Engineering and development expense represented 8.5% of revenues for the year ended December 31, 2007 and 7.8% of revenues for the year ended December 31, 2006. Included in engineering and development expenses for the year ended December 31, 2007 and 2006 is approximately $2.1 million and $1.2 million of stock compensation expense, respectively. Stock compensation expense has increased due to additional awards granted during the year and the modification of outstanding restricted stock units in March 2007. Also included in engineering and development expense is $0.3 million and $0.9 million in severance costs for the year ended December 31, 2007 and 2006, respectively. Excluding the increase in stock compensation expense, severance costs and the effects of foreign exchange, engineering and development expense increased $4.3 million primarily to support our revenue growth in the international services division, the addition of approximately 40 employees from our acquisition of Dialect in June 2007, decreases in the amount of internally developed software expenses capitalized and to a lesser extent from increased expenses related to our ongoing investment in product development.

        Selling, general and administrative expense.    Selling, general and administrative expenses increased $3.7 million, or 5.0%, to $75.3 million for the year ended December 31, 2007, from $71.8 million for the year ended December 31, 2006. On a constant dollar basis, selling, general and administrative expenses would have increased $1.0 million, or 1.4%, to $72.8 million. Selling, general and administrative expenses represented 23.1% of revenues for the year ended December 31, 2007, compared to 25.1% of revenues for the year ended December 31, 2006. Included in selling, general and administrative expenses for the year ended December 31, 2007 is $2.7 million related to severance as we continued to streamline our operations. Included in selling, general and administrative expenses for the year ended December 31, 2006 is a charge for severance of $4.3 million primarily associated with a corporate restructuring event, a charge for expenses incurred by the special committee of our board of directors of $1.5 million and a charge related to other legal costs of approximately $0.5 million. Included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006 is stock compensation expense of $9.4 million and $5.4 million, respectively. The $4.0 million increase in stock compensation expense is primarily related to additional grants during the year and to a lesser extent from the modification of outstanding restricted stock units in March 2007. Included in selling general and administrative expenses for the year ended December 31, 2007 and 2006 is performance related compensation of $4.4 million and $1.2 million, respectively. The increase in performance related compensation is due to the achievement of specified targets related to revenue and profitability targets by management and executive employees. Excluding the above mentioned charges and the effects of foreign exchange, selling, general and administrative expenses decreased $2.6 million, primarily from the cost reduction measures implemented in 2006, partially offset by increases to support our growth in the international services division.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $0.9 million, or 4.1% to $23.1 million for the year ended December 31, 2007, from $22.2 million for the year ended December 31, 2006. On a constant dollar basis, depreciation and amortization of property and equipment increased $0.4 million, or 1.8% to $22.6 million. Depreciation and amortization of property and equipment represented 7.1% of revenues for the year ended December 31, 2007, compared to 7.8% of revenues for the year ended December 31, 2006. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth.

        Amortization of intangible assets.    Amortization of intangible assets increased $0.8 million, or 3.4%, to $25.7 million for the year ended December 31, 2007, from $24.8 million for the year ended December 31, 2006. On a constant dollar basis, amortization of intangible assets would have increased $0.1 million, or 0.6% to $25.0 million. In the years ended December 31, 2007 and 2006, we accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers by $1.5 million and $2.2 million, respectively. Included in amortization of intangible assets for the year ended December 31, 2006 is approximately $1.1 million of expense associated with the impairment of vending-related intangible assets. Excluding these charges, amortization of intangible assets increased $2.0 million primarily from the amortization of intangible assets from acquisitions that we completed in 2006 and 2007.

        For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to the individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the termination or loss of a customer that results in a loss of revenue. Based on the outcome of our contract negotiations with one of our major customers, we believe that revenues and related transaction volumes from this customer may continue to decline in 2008 and thereafter. The intangible asset value attributable to this customer relationship is approximately $20.9 million as of December 31, 2007. We assessed the recoverability of this customer relationship asset based upon anticipated future cash flows and concluded that no impairment existed as of December 31, 2007.

        Interest expense.    Interest expense increased $7.4 million to $16.7 million for the year ended December 31, 2007, from $9.3 million for the year ended December 31, 2006. Included in interest expense for the year ended December 31, 2007 is a $1.4 million charge related to the write-off of unamortized deferred financing fees due to the termination of the 2005 amended and restated senior secured credit facility. Excluding this charge, interest expense increased $6.0 million due to higher debt levels incurred as a result of our recapitalization supporting our special dividend.

        Interest income.    Interest income was $1.1 million for the year ended December 31, 2007 compared to $0.6 million for the year ended December 31, 2006. The increase of $0.5 million in interest income is primarily due to the restricted cash we had on hand for the payment of the special dividend and higher outstanding average cash balances during the year ended December 31, 2007.

        Other income, net.    Other income, net was $2.4 million for the year ended December 31, 2007 compared to $2.2 million for the year ended December 31, 2006. Included in other income, net for the year ended December 31, 2007 is a gain on foreign currency translation of approximately $2.2 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, principally, the pound sterling, Euro and Australian dollar, versus a gain on foreign currency translation of $2.1 million for the year ended December 31, 2006.

        Income tax expense.    For the year ended December 31, 2007, our income tax expense was approximately $0.6 million compared to an income tax benefit of $2.7 million for the year ended December 31, 2006. The decrease in our income tax benefit is primarily related to higher income in foreign jurisdictions that cannot be offset by losses in other jurisdictions, an increase in nondeductible stock compensation expense, and U.S. tax expense on foreign earnings. Our effective tax rate for the year ended December 31, 2007 is (26.3%) versus the U.S. federal statutory tax rate of 34.0%, due primarily to lower tax rates in certain international jurisdictions in which we have operations and nondeductible stock compensation expense.

        During the fourth quarter of 2007, we implemented an updated transfer pricing policy which we believe will significantly reduce the overall effective tax rate on our international earnings. The updated policy more closely aligns our international tax structure with our business operations. Our effective tax rate on international earnings for 2007 was 27.7% due to realizing a partial benefit from the updated policy in 2007. However, we expect our tax rate on future international earnings to be in the range of 15% to 20%.

        Equity in net income (loss) of unconsolidated affiliates.    For the year ended December 31, 2007, our equity in net income of unconsolidated affiliates was $0.6 million compared to a loss of $5.2 million for the year ended December 31, 2006. The increase was due primarily to the realized gain of $0.6 million on the sale of all our outstanding shares of our investment in WAY Systems, Inc, which had a carrying value of zero resulting from the write downs we made in the fourth quarter of 2006, as well as a realized gain of $0.1 million from the sale of 10% of our holding in AK Jensen, Inc. in the third quarter of 2007 partially offset by losses recorded on our investment in AK Jensen, Inc. of $0.1 million. During the year ended December 31, 2006 we recorded losses on our investments in WAY Systems, Inc., IP Commerce Inc. and AK Jensen, Inc. of $3.4 million, $1.8 million and $15,000 respectively. As of December 31, 2007, the carrying value of our investment in AK Jensen, Inc. was $0.7 million. Our investments in IP Commerce, Inc. and WAY Systems, Inc. were written down to zero as of December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

        Financial services division.    Revenues from the financial services division increased $3.8 million, or 12.0%, to $35.1 million for the year ended December 31, 2006, from $31.3 million for the year ended December 31, 2005. The increase in revenues was due to increases in new endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections do draw greater revenue per physical endpoint, they also require longer sales and installation lead times.

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

        Our operations provided us cash of $42.0 million for the year ended December 31, 2007, which was attributable to a net loss of $2.8 million, depreciation, amortization and other non-cash charges of $50.4 million and a decrease in working capital of $5.6 million. Our operations provided us cash of $35.1 million for the year ended December 31, 2006, which was attributable to a net loss of $9.9 million, depreciation, amortization and other non-cash charges of $57.7 million and a decrease in working capital of $12.7 million. Our operations provided us cash of $51.3 million for the year ended December 31, 2005, which was attributable to net income of $5.8 million, depreciation, amortization and other non-cash charges of $51.0 million and a decrease in working capital of $5.5 million.

        We used cash of $20.6 million in investing activities for the year ended December 31, 2007, which includes cash proceeds of $0.9 million from the sale of certain equity investments and $2.2 million from the sale of non-strategic property and equipment less $4.2 million for business acquisitions and $19.5 million in capital expenditures primarily to support our revenue growth. We used cash of $53.1 million in investing activities for the year ended December 31, 2006, which includes cash paid for business acquisitions of $28.1 million and capital expenditures of $25.0 million. We used cash of $33.4 million in investing activities for the year ended December 31, 2005, which includes capital expenditures of $21.6 million. In addition, we made investments of $2.6 million in WAY Systems and $2.9 million in IP Commerce. We also paid $6.3 million for business acquisitions.

        We used cash of $19.7 million from financing activities for the year ended December 31, 2007, which includes net proceeds of $222 million from our 2007 senior secured credit facility, of which $98.3 million was used for payment of a special dividend and $123.3 million was used to repay our 2005 amended and restated senior secured credit facility. In addition, we made $19.5 million of voluntary pre-payments on our 2007 senior secured credit facility. We received cash of $9.9 million from financing activities for the year ended December 31, 2006, which primarily consisted of $9.9 million of borrowings under our 2005 amended and restated senior secured credit facility, the proceeds of which were used to partially finance business acquisitions. We used cash of $10.1 million for financing activities for the year ended December 31, 2005, which includes borrowings under our 2005 amended and restated senior secured credit facility, net of financing costs, of $165.2 million that were used to finance the purchase and retirement of 6,263,435 shares of our common stock at a price of $18.50 per share plus expenses for approximately $116.9 million and to repay $48.0 million of long-term debt under our 2004 senior secured credit facility. We used the net proceeds from our follow-on offering in September 2005 of approximately $46.1 million to repay long-term debt under our 2005 amended and restated senior secured credit facility. In addition, we made long-term debt repayments of $8.4 million on our 2005 amended and restated senior secured credit facility, and an additional $3.0 million on our 2004 senior secured credit facility. We also received proceeds from the exercise of employee stock options of approximately $1.5 million.

2007 Senior Secured Credit Facility

        On March 28, 2007, we entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance our 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of December 31, 2007. The Revolving Facility matures March 27, 2013. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by us. We made voluntary prepayments on the Term Facility totaling $19.5 million during the year ended December 31, 2007. In addition we have made a voluntary prepayment of $4.0 million in January 2008.

        As of December 31, 2007, the total scheduled remaining payments on the Term Facility are as follows (in thousands):

2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	205,500

$205,500

        Interest on the outstanding balances under the Revolving Facility is payable, at our option, at a rate equal to the higher of the Wall Street Journal published "base rate on corporate loans posted by at least 75% of the nation's largest banks" or the federal funds rate plus 50 basis points (the "Base Rate"), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility is payable, at our option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. For the year ended December 31, 2007, borrowings on the Term Facility bore interest at the rate of 2.0% over the LIBOR rate (7.5% as of December 31, 2007). The weighted average interest rate for the year ended December 31, 2007 was 7.71%. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at our option.

        The terms of the 2007 Credit Facility require us to make an annual prepayment in an amount that may range from 0% to 50% of our "excess cash flow" (as such term is defined in the Credit Agreement) depending on our Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

        The terms of the 2007 Credit Facility require us to comply with financial and non-financial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of December 31, 2007, we were required to maintain a leverage ratio of less than 3.4 to 1.0. The leverage ratio continues to decline over the term of the 2007 Credit Facility. Our leverage ratio as of December 31, 2007 was 2.8 to 1.0. The 2007 Credit Facility also contains non-financial covenants that restrict some of our corporate activities, including our ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or non-financial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. We were in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of December 31, 2007.

        In connection with the closing of the 2007 Credit Facility, we incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 Credit Facility. In connection with the repayment of the 2005

Credit Facility in March 2007, we wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 Credit Facility. Such write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2007.

        On May 4, 2005, we entered into an amended and restated senior secured credit facility (2005 Credit Facility) to finance the stock repurchase described in Note 2 and to replace our prior senior secured credit facility (2004 Credit Facility). The 2005 Credit Facility consisted of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (2005 Revolving Credit Facility). The 2005 Credit Facility was scheduled to mature on May 4, 2012. Payments on the Term B Loan were due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the term loan were first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve month period until paid in full and then applied to the term loan in inverse order of maturity.

        For the year ended December 31, 2006, borrowings on the 2005 Revolving Credit Facility and the Term B Loan bore interest at the rate of 2.0% over the LIBOR rate (7.4% as of December 31, 2006). The weighted average interest rate for the year ended December 31, 2006 was 7.75%. Our leverage ratio as of December 31, 2006 was 2.0 to 1.0. The New Revolving Credit Facility was subject to an annual non-use commitment fee in an amount equal to 0.375% or 0.5% per annum, depending on our leverage ratio, multiplied by the amount of funds available for borrowing under the New Revolving Credit Facility. Interest payments on the 2005 Credit Facility were due monthly, bimonthly, or quarterly at our option.

        In connection with the closing of the 2005 Credit Facility, the Company incurred approximately $2.7 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2005 Credit Facility. In connection with the termination of the 2004 Credit Facility in May 2005, the Company wrote off approximately $1.1 million in unamortized deferred financing costs related to the 2004 Credit Facility. Such write-off has been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

Commitments

        The following table summarizes our contractual obligations as of December 31, 2007 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$205,500	$—	$—	$—	$—	$—	$205,500
Operating lease obligations	47,536	9,305	7,497	7,096	6,537	6,225	10,876

	$253,036	$9,305	$7,497	$7,096	$6,537	$6,225	$216,376

        We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our 2007 senior secured credit facility or future debt or equity financings.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report. We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill and other intangible assets, stock based compensation and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Adoption of FIN 48

        Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to our accumulated deficit. As of the date of adoption our unrecognized tax benefits totalled $2.0 million, of which $1.5 million would impact the annual effective income tax rate. We paid approximately $0.4 million to settle uncertain tax positions during the year ended December 31, 2007. As of December 31, 2007, our unrecognized tax benefits totaled $3.9 million, all of which would impact the annual effective income tax rate.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2007 we had $205.5 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Based upon the outstanding borrowings on December 31, 2007 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates could affect our annual interest expense by $2.1 million.

        As of December 31, 2007, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

        We have operations in 21 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, Colombia, France, German, India, Ireland, Italy, Japan, Mexico, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the Netherlands. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the year ended December 31, 2007, we recorded a gain on foreign currency transactions of approximately $2.2 million.

Item 8.    Financial Statements and Supplementary Data

        The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of TNS, Inc.:

        We have audited the accompanying consolidated balance sheets of TNS, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

        As discussed in Note 2 to the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment".

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TNS, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

McLean, Virginia
March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and shareholders of TNS, Inc.:

        We have audited TNS, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TNS, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report located in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, TNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TNS, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of TNS, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

McLean, Virginia
March 11, 2008

TNS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(in thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,322	$17,805
Accounts receivable, net of allowance for doubtful accounts of $6,435 and $3,093, respectively	64,985	75,112
Prepaid expenses	4,931	6,765
Deferred tax assets	2,875	2,800
Income taxes receivable	2,525	433
Inventory	1,786	1,464
Other current assets	5,921	4,055

Total current assets	100,345	108,434

Property and equipment, net	58,376	55,376
Identifiable intangible assets, net	192,700	180,330
Goodwill	12,043	13,513
Deferred tax assets, net	13,096	21,110
Other assets	5,117	4,335

Total assets	$381,677	$383,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,650	$—
Accounts payable, accrued expensed and other current liabilities	51,751	57,069
Deferred revenue	15,115	18,521

Total current liabilities	68,516	75,590

Long-term debt, net of current portion	121,663	205,500
Deferred tax liabilities	6,440	5,537
Other liabilities	5,793	4,199

Total liabilities	202,412	290,826

Commitments and contingencies (see Note 10)
Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,145,804 shares issued and 24,113,434 shares outstanding and 24,274,195 shares issued and 24,258,942 shares outstanding, respectively	24	24
Treasury stock, 32,370 shares and 15,253 shares, respectively	(605)	(239)
Additional paid-in capital	218,099	131,485
Accumulated deficit	(41,463)	(44,278)
Accumulated other comprehensive income	3,210	5,280

Total stockholders' equity	179,265	92,272

Total liabilities and stockholders' equity	$381,677	$383,098

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2006	2007
	(in thousands, except per share and share amounts)
Revenues	$258,940	$286,160	$325,564
Operating expenses:
Cost of network services, exclusive of the items shown separately below	121,682	146,181	163,559
Engineering and development	15,521	22,187	27,626
Selling, general, and administrative	55,245	71,757	75,287
Depreciation and amortization of property and equipment	18,972	22,208	23,114
Amortization of intangible assets	22,773	24,820	25,656

Total operating expenses	234,193	287,153	315,242

Income (loss) from operations	24,747	(993)	10,322
Interest expense	(9,052)	(9,261)	(16,655)
Interest income	674	598	1,105
Other (expense) income, net	(699)	2,197	2,356

Income (loss) before income tax provision, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	15,670	(7,459)	(2,872)
Income tax (provision) benefit	(7,218)	2,665	(586)
Equity in net (loss) income of unconsolidated affiliates	(2,686)	(5,186)	643

Income (loss) before cumulative effect of a change in accounting principle	5,766	(9,980)	(2,815)
Cumulative effect of a change in accounting principle, net of tax provision	—	84	—

Net income (loss) attributable to common stockholders	$5,766	$(9,896)	(2,815)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.24	$(0.41)	$(0.12)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—

Net income (loss)	$0.24	$(0.41)	$(0.12)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.23	$(0.41)	$(0.12)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—

Net income (loss)	$0.23	$(0.41)	$(0.12)

Basic weighted average common shares outstanding	24,518,578	24,075,710	24,203,735

Diluted weighted average common shares outstanding	24,766,971	24,075,710	24,203,735

Dividends declared per common share	$—	$—	$4.00

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock						Accumulated other comprehensive (loss) income
			Treasury Stock	Additional paid-in capital	Accumulated deficit	Deferred stock compensation		Total stockholders' equity	Comprehensive income (loss)
	Shares	Amount
	(in thousands, except per share and share amounts)
Balance, December 31, 2004	27,996,053	$28	$—	$281,766	$(37,333)	$(4,766)	$2,803	$242,498
Issuance of common stock	2,100,000	2	—	46,064	—	—	—	46,066
Repurchase and retirement of common stock	(6,263,435)	(6)	—	(116,863)	—	—	—	(116,869)
Purchase of treasury stock	—	—	(517)	—	—	—	—	(517)
Exercise of employee stock options	74,431	—	—	1,531	—	—	—	1,531
Issuance of common stock upon vesting of restricted stock units	91,666	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	4,936	—	(2,384)	—	2,552
Foreign currency translation	—	—	—	—	—	—	(3,181)	(3,181)	$(3,181)
Net income	—	—	—	—	5,766	—	—	5,766	5,766

Balance, December 31, 2005	23,998,715	24	(517)	217,434	(31,567)	(7,150)	(378)	177,846
Total, December 31, 2005									$2,585

Reclassification of deferred stock compensation upon adoption of SFAS No. 123R	—	—	—	(7,150)	—	7,150	—	—
Exercise of employee stock options	16,758	—	—	350	—	—	—	350
Issuance of common stock upon vesting of restricted stock units	130,331	—	—	—	—	—	—	—
Purchase of treasury stock			(88)	—	—	—	—	(88)
Stock compensation expense	—	—	—	7,465	—	—	—	7,465
Foreign currency translation	—	—	—	—	—	—	3,588	3,588	$3,588
Net loss	—	—	—	—	(9,896)	—	—	(9,896)	(9,896)

Balance, December 31, 2006	24,145,804	24	(605)	218,099	(41,463)	—	3,210	179,265
Total, December 31, 2006									$(6,308)

Exercise of employee stock options	5,545	—	—	78	—	—	—	78
Issuance of common stock upon vesting of restricted stock units	196,724	—	—	—	—	—	—	—
Tax benefit of share based payments	—	—	—	277	—	—	—	277
Purchase of treasury stock			(929)	—	—	—	—	(929)
Stock compensation expense	—	—	—	12,620	—	—	—	12,620
Foreign currency translation	—	—	—	—	—	—	2,070	2,070	$2,070
Special cash dividend declared, $4 per common share	—	—	—	(98,294)	—	—	—	(98,294)
Retirement of treasury shares	(73,878)	—	1,295	(1,295)	—	—	—	—
Net loss	—	—	—	—	(2,815)	—	—	(2,815)	(2,815)

Balance, December 31, 2007	24,274,195	$24	$(239)	$131,485	$(44,278)	$—	$5,280	$92,272

Total, December 31, 2007									$(745)

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,766	$(9,896)	$(2,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,972	22,208	23,114
Amortization of intangible assets	22,773	24,820	25,656
Deferred income tax provision (benefit)	1,692	(5,993)	(10,136)
Loss on disposal of property and equipment, net	138	—	60
Amortization and write-off of deferred financing costs	2,261	485	2,090
Equity in net loss of unconsolidated affiliates	2,686	5,186	118
Stock compensation	2,552	7,465	12,620
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(577)	(12,001)	(7,227)
Other current and noncurrent assets	(456)	(4,045)	3,549
Accounts payable and accrued expenses	955	1,397	290
Deferred revenue	(3,646)	2,881	(3,648)
Other current and noncurrent liabilities	(1,819)	2,614	(1,709)

Net cash provided by operating activities	51,297	35,121	41,962

Cash flows from investing activities:
Purchases of property and equipment	(21,586)	(25,005)	(19,526)
Proceeds from sale of property and equipment	—	—	2,164
Cash paid for business acquisitions, net of cash acquired	(6,303)	(28,086)	(4,166)
Proceeds from sale of unconsolidated affiliates	—	—	888
Investments in unconsolidated affiliates	(5,505)	—	—

Net cash used in investing activities	(33,394)	(53,091)	(20,640)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $2,727, $—and $3,501, respectively	165,188	—	221,949
Borrowings on revolving credit facility	—	9,866	—
Repayment of long-term debt	(105,468)	—	(142,813)
Payment of long-term debt financing costs	(75)	(225)	—
Proceeds from stock option exercises	1,531	320	78
Excess tax benefits from share based payments	—	30	277
Payment of special cash dividend, $4 per common share	—	—	(98,294)
Proceeds from issuance of common stock, net of issuance costs of $2,759, $— and $—, respectively	46,066	—	—
Purchase and retirement of common stock, inclusive of fees of $996, $— and $—, respectively	(116,869)	—	—
Purchase of treasury stock	(517)	(88)	(929)

Net cash (used in) provided by financing activities	(10,144)	9,903	(19,732)

Effect of exchange rates on cash and cash equivalents	(919)	(1,239)	(1,107)

Net increase (decrease) in cash and cash equivalents	6,840	(9,306)	483
Cash and cash equivalents, beginning of period	19,788	26,628	17,322

Cash and cash equivalents, end of period	$26,628	$17,322	$17,805

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,390	$8,619	$15,636

Cash paid for income taxes	$5,042	$10,244	$13,863

See accompanying notes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. The Company:

Business Description

        TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS' data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers' operations. The Company's customers outsource their data communication requirements to TNS because of the Company's expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 29 countries, including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region.

        The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols, are designed to be scalable and are accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

        The Company has four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services to payment processors in the U.S., Canada and Mexico, (2) the telecommunication services division (TSD), which provides call signaling services and database access services targeting primarily the telecommunications industry, (3) the financial services division (FSD), which provides data and voice communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications, and (4) the international services division (ISD), which markets the Company's POS and financial services in countries outside of the United States, Canada and Mexico.

Offerings of Common Stock and Stock Repurchase

        On May 5, 2005, the Company purchased and retired 6,263,435 shares of its common stock, pursuant to a modified Dutch auction tender offer, for $18.50 per share plus expenses of approximately $1.0 million. Of the shares tendered, 6 million shares were tendered by the Company's then controlling stockholder, GTCR Golder Rauner L.L.C. and its affiliated investment funds.

        On September 21, 2005, the Company completed a follow-on offering of common stock issuing 1,200,000 common shares at $23.25 per share, which generated proceeds, net of offering costs, of approximately $26.1 million. On September 21, 2005, in connection with the follow-on offering, the underwriters exercised their over-allotment option and the Company issued an additional 900,000 shares of common stock at $23.25 per share, which generated proceeds net of offering costs of approximately $20.0 million. The net proceeds from the follow-on offering were used to repay a portion of the Company's long-term debt outstanding under its 2005 amended and restated senior secured credit facility.

Dividends and Recapitalization

        On March 28, 2007, the Company's board of directors declared a special dividend of $4.00 per common share, which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the Term Facility) and a senior secured revolving credit

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. The Company: (Continued)

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, accrued expenses for probable losses, and estimates related to the fair value of the Company's employee stock options, including volatility and expected life. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue. Software development revenue under fixed price contracts for significant customization of software is recognized on a percentage-of-completion basis.

        POS services revenue is derived primarily from per transaction fees paid by the Company's customers for the transmission of transaction data, through the Company's networks, between payment processors and POS or ATM terminals and monthly recurring fees for broadband and wireless offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and call validation services. FSD revenue is derived primarily

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies: (Continued)

from monthly recurring fees based on the number of customer connections to and through the Company's networks.

        Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer's minimum purchase commitments under the contract. Deferred customer incentives were approximately $2.8 million and $0.9 million as of December 31, 2006 and 2007, respectively, of which approximately $1.9 million and $0.9 million was classified in other current assets as of December 31, 2006 and 2007, respectively, and the remaining balance was classified in other assets in the accompanying consolidated balance sheets.

        In addition, the Company receives installation fees related to the configuration of the customers' systems. Revenue from installation fees is being deferred and recognized ratably over the customer's contractual service period, generally three years. Installation fees were approximately $2.6 million, $2.6 million, and $2.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. Approximately $4.4 million and $4.6 million of installation fees are included in deferred revenue as of December 31, 2006 and 2007, respectively.

Cost of Network Services

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company's data networks. These costs are expensed by the Company as incurred. Direct costs of installations are deferred and amortized over three years. Deferred installation costs as of December 31, 2006 and 2007 were approximately $2.2 million and $2.3 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. Depreciation expense on network equipment was approximately $11.2 million, $13.4 million, and $15.4 million for the years ended December 31, 2005, 2006 and 2007, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Amortization expense on developed technology, an intangible asset recorded in the acquisitions of Transaction Network Services, Inc., CommsXL Limited, Sonic and Dialect Payment Technologies Pty Limited.,and the Synapse, vending and InfiniRoute assets was approximately $5.6 million, $5.1 million, and $4.0 million for the years ended December 31, 2005, 2006 and 2007, respectively and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies: (Continued)

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

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2007, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Inventory

        Inventory is stated at the lower of cost or market, using the average cost method. Inventory consists primarily of network and computer parts and equipment. The Company's products are subject to technological change and changes in the Company's respective competitive markets. It is possible that new product launches or changes in customer demand could result in unforeseen changes in inventory requirements for which no write-down has been recorded. During the year ended December 31, 2006, the Company recorded an impairment charge of $0.9 million on its obsolete vending inventory which is included in cost of network services in the accompanying consolidated statement of operations.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including property and equipment, capitalized software development costs and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value.

        For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset. Included in amortization of intangibles expense for the year ended December 31, 2006 is $1.1 million related to the impairment of our vending developed technology intangible assets. For the Company's customer relationship assets, the Company recognizes and measures impairment upon the significant loss of revenue from a customer. Included in amortization of intangibles expense for the year ended December 31, 2005, 2006 and 2007 is approximately $3.8 million, $2.2 million and $1.5 million,

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies: (Continued)

respectively, in accelerated amortization on a portion of the Company's customer relationship assets in connection with the loss of certain customers, primarily POS customers, during those respective periods. The Company experienced revenue and transaction volume declines with a major customer during 2005, 2006 and 2007. The customer relationship intangible asset assigned to this customer is approximately $20.9 million as of December 31, 2007. The Company assessed the recoverability of this customer relationship intangible asset based upon anticipated undiscounted future cash flows and concluded that no impairment existed as of December 31, 2007.

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

        Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Network equipment and purchased software	3 - 7 years
Office furniture and equipment	3 - 5 years
Leasehold improvements	Shorter of the useful life or the lease term, generally 5 - 15 years
Capitalized software development	3 - 5 years

Goodwill and Identifiable Intangible Assets

        The Company accounts for goodwill and identifiable intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. Other intangible assets are amortized over their useful lives. The Company performs its annual SFAS No. 142 impairment testing of its goodwill as of October 1 of each year, which could have an adverse effect on the Company's future results of operations if an impairment is deemed to have occurred. To date, the Company's testing has indicated that there is no impairment of its goodwill.

        Goodwill increased from 2006 to 2007 primarily due to goodwill acquired from the acquisition of Dialect (See Note 3) and foreign currency translation, partially offset by reductions from the settlement of pre-acquisition tax contingencies (See Note 8).

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies: (Continued)

        Amortization of intangible assets is recorded on a straight-line or accelerated basis over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis. Amortization periods are as follows:

Developed technology	4 - 15 years
Trade names	20 years
Customer relationships	3 - 20 years
Non-compete agreements	2 or 3 years

        Developed technology represents the Company's proprietary knowledge, including processes and procedures, used to configure its networks. Network equipment and software, both purchased and internally developed, are components used to build the networks and are separately identified assets classified within property and equipment.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company's accumulated deficit.

Net Income (Loss) Per Common Share

        SFAS No. 128, "Earnings Per Share", requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The treasury stock effect of options to purchase 1,885,657 shares of common stock and 393,521 restricted stock units that were outstanding as of December 31, 2006 and 2,385,656 shares of common stock and 983,446 restricted stock units that were outstanding as of December 31, 2007 were excluded from the computation of diluted net loss per common share for the years ended December 31, 2007 and 2006 as their effect would have been anti-dilutive.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies: (Continued)

        The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2005	2006	2007
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$5,766	$(9,980)	$(2,815)
Cumulative effect of a change in accounting principle, net of tax	—	84	—

Net income (loss) attributable to common stockholders	$5,766	$(9,896)	(2,815)

Weighted average common share calculation:
Basic weighted average common shares outstanding	24,518,578	24,075,710	24,203,735
Treasury stock effect of unvested common stock	101,811	—	—
Treasury stock effect of options	146,582	—	—

Diluted weighted average common shares outstanding	24,766,971	24,075,710	24,203,735

Net income (loss) per common share:
Basic income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.24	$(0.41)	$(0.12)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—

Net income (loss)	$0.24	$(0.41)	$(0.12)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.23	$(0.41)	$(0.12)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—

Net income (loss)	$0.23	$(0.41)	$(0.12)

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment", using the modified prospective transition method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. In accordance with the Company's chosen method of adoption, results for prior periods have not been restated. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and in accordance with SFAS No. 123R for all awards granted or modified after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company followed Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", which accounts for share-

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies: (Continued)

based payments to employees using the intrinsic value method and, as such, the Company generally recognized no compensation cost for employee stock options. Refer to Note 6 for additional discussion regarding details of the Company's stock-based compensation plans and the adoption of SFAS No. 123R.

Foreign Currency Translation

        The Company has operations in 21 countries outside the United States including the United Kingdom, Austria, Australia, Bermuda, Canada, Colombia, France, German, India, Ireland, Italy, Japan, Mexico, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the Netherlands. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. For the years ended December 31, 2005, 2006 and 2007, the Company recorded foreign exchange (losses) gains of $(0.8) million, $2.1 million and $2.2 million, respectively, which are included in other (expense) income, net in the accompanying consolidated statements of operations. Foreign exchange risk is managed through the structure of the business.

Comprehensive Income

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from the determination of net income. Comprehensive income, net of tax, consists of foreign currency translation adjustments. The cumulative foreign currency translation adjustment as of December 31, 2006 and 2007 was approximately $3.2 million and $5.3 million increase to equity, respectively. As of December 31, 2006 and 2007, accumulated other comprehensive income consisted solely of foreign exchange translation gains.

Segment Reporting

        The Company provides segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its business into four segments: POS, TSD, FSD and ISD. However, the Company's management only evaluates revenues for these four segments on a stand alone basis. A significant portion of the Company's North American operating expenses are shared between the POS, TSD and FSD segments, and, therefore, management analyzes operating results for these three segments on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies: (Continued)

source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

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

        In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations, a revision of SFAS No. 141". SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141 (R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummated after the effective date. However, for business combinations completed prior to the effective date, the Company will apply the requirements of SFAS No. 109, as amended by this statement which may result in an adjustment to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

3. Acquisitions and Long-Term Investments:

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Long-Term Investments: (Continued)

        The purchase price for the FusionPoint assets was allocated as follows (in thousands):

Customer relationships	$2,960
Non-compete agreement	522
Other tangible assets	19

Net assets acquired	$3,501

        The amount allocated to customer relationships is being amortized on a straight-line basis over their estimated useful life of three years and the amount allocated to the non-compete agreement was amortized over its' estimated useful life of two years. The Company's results of operations include the operating results of the acquisition beginning May 12, 2005.

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

        The amount allocated to the customer relationship is being amortized on a straight-line basis over its estimated useful life of five years and the amount allocated to the non-compete agreement is being amortized over its estimated useful life of three years. The Company's results of operations include the operating results of the acquisition beginning August 2, 2005.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Long-Term Investments: (Continued)

        The purchase price was allocated as follows (in thousands):

Other current assets	$450
Property and equipment	294
Customer relationship	1,292
Non-compete agreements	125
Accounts payable, accrued expenses and other liabilities	(572)

Net assets acquired	$1,589

        The amounts allocated to the customer relationship and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. The Company's results of operations include the operating results of the acquisition beginning December 13, 2005.

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

        The amounts allocated to the customer relationships and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. The Company's results of operations include the operating results of the acquisition beginning January 1, 2006.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Long-Term Investments: (Continued)

        The purchase price for CommsXL was allocated as follows (in thousands):

Current assets	$2,328
Property and equipment	70
Other assets	130
Customer relationships	6,578
Developed technology	1,835
Non-compete agreements	1,167
Goodwill	4,966
Deferred revenue	(993)
Accounts payable, accrued expenses and other liabilities	(1,221)
Deferred tax liability	(2,874)

Net assets acquired	$11,986

        The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of seven years, seven years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations include the operating results of these acquisitions beginning January 6, 2006.

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

        The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful lives of three years. Unaudited pro forma results of operations are not provided because the historical

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Long-Term Investments: (Continued)

operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations for include the operating results of this acquisition beginning March 1, 2006.

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

        The amounts allocated to the customer relationships, developed technology and to the non-compete agreements are being amortized on an accelerated basis over their estimated useful life of seven years, seven years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations include the operating results of this acquisition beginning March 13, 2006.

JPG Telecom, SAS Acquisition

        On September 8, 2006, the Company acquired all of the outstanding shares of JPG Telecom, SAS (JPG), a French telecommunications provider to the POS market, for a purchase price of $8.3 million, plus direct acquisition costs of approximately $0.2 million. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The Company purchased JPG primarily to increase its market share of the French dial-up POS market.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Long-Term Investments: (Continued)

        The purchase price for JPG was allocated as follows (in thousands):

Current assets	$231
Accounts receivable	2,850
Customer relationships	11,166
Non-compete agreements	717
Deferred tax liability	(3,921)
Accounts payable, accrued expenses and other liabilities	(2,530)

Net assets acquired	$8,513

        The amounts allocated to the customer relationships and to the non-compete agreements are being amortized on a straight-line basis over their estimated useful life of five years and three years, respectively. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations for the year ended December 31, 2006 include the operating results of this acquisition beginning September 1, 2006.

Dialect Payment Technologies, Pty Limited Acquisition

        On June 8, 2007, the Company acquired all of the outstanding shares of Dialect Payment Technologies Pty Limited (Dialect), an Australian provider of internet payment gateway services to the card-not-present transaction market, for a purchase price of $4.2 million, plus direct acquisition costs of approximately $0.4 million. The purchase price includes approximately $0.9 million, currently in escrow, that may be refundable to the Company based on the costs incurred related to one customer contract assumed in the purchase. If such amount is refunded to the Company, it will result in a corresponding decrease in goodwill and intangible assets. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The Company purchased Dialect primarily to expand its current suite of POS product offerings. The purchase price for Dialect was allocated, on a preliminary basis, as follows (in thousands):

Current assets	$580
Accounts receivable	964
Property and equipment	866
Developed technology	4,863
Customer relationships	5,319
Tradename	186
Non-compete agreements	1,063
Goodwill	559
Accounts payable, accrued expenses and other liabilities	(1,985)
Deferred revenue	(6,465)
Deferred tax liability	(1,364)

Net assets acquired	$4,586

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Long-Term Investments: (Continued)

        The amounts allocated to the customer relationships and developed technology are being amortized over their estimated useful life of seven years. The amounts allocated to the non-compete agreements and tradename are being amortized over their estimated useful life of three years and two years, respectively. The goodwill of $0.6 million is not deductible for income tax purposes. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented. The Company's results of operations include the operating results of this acquisition beginning June 8, 2007.

Long-Term Investments

        In September 2004, the Company made an investment in AK Jensen Group, Limited (AKJ), a company that provides order routing systems and integrated electronic trading solutions to financial software companies and end clients. The Company purchased 94,429 common shares for $1.0 million and obtained representation on AKJ's board of directors. The Company is accounting for this investment under the equity method of accounting as the Company has significant influence over AKJ's operating and financing activities through its representation on the board of directors. Due to timing of the receipt of AKJ's financial statements, the Company is accounting for the income or loss in this equity method investment on a one month lag. For the years ended December 31, 2005, 2006 and 2007 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $124,000, $15,000 and $118,000, respectively. In August 2007, the Company sold 10% of its holding in AKJ for a gain of $135,000. This amount is included in equity in net (loss) income of unconsolidated affiliates for the year ended December 31, 2007. As of December 31, 2007, the carrying value of the Company's AKJ investment was approximately $0.7 million.

        In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY's Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY's board of directors. The Company accounted for its investment under the equity method of accounting as the Company had significant influence over the financing and operating activities of WAY through its representation on the board of directors. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY's Series B convertible preferred stock representing an additional 1.9 percent of WAY's outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY's Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY's Series C convertible preferred stock. During December 2006, in conjunction with management's decision to not advance additional capital to WAY and continuing and projected operating losses from WAY, the Company determined its WAY investment was impaired and recorded a $1.3 million charge to reduce the carrying value of its WAY investment to zero. This is included in equity in net (loss) income of unconsolidated affiliates for the year ended December 31, 2006. In June 2007, the Company sold all of its WAY shares for $625,000, and vacated its seat on the board of directors of WAY Systems, Inc. This gain of $625,000 is included in equity in net (loss) income of

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. Acquisitions and Long-Term Investments: (Continued)

unconsolidated affiliates for the year ended December 31, 2007 in the accompanying consolidated statement of operations.

        In January 2005, the Company made an investment in IP Commerce, Inc., a company that is developing operating software to facilitate the authorization of IP-based retail payment transactions. The Company purchased 2,368,545 Series A preferred shares or 39.7 percent of IP Commerce's total outstanding shares for $2.0 million and became entitled to representation on IP Commerce's board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which was payable on demand, no earlier than February 1, 2007. In March 2006, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce's Series B convertible preferred stock. The Company accounted for its investment under the equity method of accounting. For the years ended December 31, 2005 and 2006, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $1.1 million and $1.8 million, respectively. In December 2006, the Company had fully written down its investment in IP Commerce, Inc. The carrying value of the IP Commerce investment was zero at December 31, 2006 and 2007.

4. Balance Sheet Details:

Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	December 31,
	2006	2007
Network equipment and software	$82,562	$97,344
Office furniture and equipment	16,978	15,109
Capitalized software development costs	31,677	35,652
Leasehold improvements	13,205	14,644

	144,422	162,749
Accumulated depreciation and amortization	(86,046)	(107,373)

Property and equipment, net	$58,376	$55,376

        In March 2007, the Company sold its fractional share in an aircraft for approximately $2.2 million and realized a gain of approximately $192,000. This gain is included in other (expense) income, net in the accompanying consolidated statement of operations for the year ended December 31, 2007.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. Balance Sheet Details: (Continued)

Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (in thousands):

	December 31,
	2006	2007
Customer relationships	$174,945	$180,466
Accumulated amortization	(60,227)	(75,660)

Customer relationships, net	114,718	104,806

Developed technology	82,739	87,787
Accumulated amortization	(55,608)	(59,567)

Developed technology, net	27,131	28,220

Trade names	68,491	68,685
Accumulated amortization	(19,916)	(23,528)

Trade names, net	48,575	45,157

Non-compete agreements	9,667	10,770
Accumulated amortization	(7,391)	(8,623)

Non-compete agreements, net	2,276	2,147

Identifiable intangible assets, net	$192,700	$180,330

        Future scheduled amortization of intangible assets is as follows as of December 31, 2007 (in thousands):

2008	$23,591
2009	20,836
2010	19,246
2011	15,146
2012	13,227
Thereafter	88,284

$180,330

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. Balance Sheet Details: (Continued)

Accounts Payable, Accrued Expenses and Other Current Liabilities

        Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2007
Accounts payable and accrued network costs	$29,425	$31,163
Accrued sales and use tax	2,622	1,876
Income taxes payable	4,520	2,105
Accrued legal and professional fees	1,916	2,454
Accrued compensation and benefits	4,247	7,898
Accrued severance and benefits	2,930	3,817
Other accrued expenses	4,338	4,581
Other current liabilities	1,753	3,175

Accounts payable, accrued expenses and other current liabilities	$51,751	$57,069

5. Long-Term Debt:

        Debt consists of the following (in thousands):

	December 31,
	2006	2007
Revolving credit facility	$9,865	$—
Term B Loan	113,448	205,500

	123,313	205,500
Less: Current portion	(1,650)	—

Long-term portion	$121,663	$205,500

        On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of December 31, 2007. The Revolving Facility matures March 27, 2013. The 2007 Credit Facility is secured by substantially all of the assets of the Company. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by the Company. The Company made voluntary prepayments on the Term Facility totaling $19.5 million during the year ended December 31, 2007. In addition, the Company made a voluntary prepayment of $4.0 million in January 2008.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. Long-Term Debt: (Continued)

        As of December 31, 2007, the total scheduled remaining payments on the Term Facility are as follows (in thousands):

2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	205,500

$205,500

        Interest on the outstanding balances under the Revolving Facility is payable, at the Company's option, at a rate equal to the higher of the Wall Street Journal published "base rate on corporate loans posted by at least 75% of the nation's largest banks" or the federal funds rate plus 50 basis points (the "Base Rate"), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility are payable, at the Company's option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. For the year ended December 31, 2007, borrowings on the Term Facility bore interest at the rate of 2.0% over the LIBOR rate (7.5% as of December 31, 2007). The weighted average interest rate for the year ended December 31, 2007 was 7.71%. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company's option.

        The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company's "excess cash flow" (as such term is defined in the Credit Agreement) depending on the Company's Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

        The terms of the 2007 Credit Facility require the Company to comply with financial and non-financial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of December 31, 2007, the Company was required to maintain a leverage ratio of less than 3.4 to 1.0. The leverage ratio continues to decline over the term of the 2007 Credit Facility. The Company's leverage ratio as of December 31, 2007 was 2.8 to 1.0. The 2007 Credit Facility also contains non-financial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or non-financial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. Long-Term Debt: (Continued)

representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of December 31, 2007.

        In connection with the closing of the 2007 Credit Facility, the Company incurred approximately $3.1 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2007 Credit Facility. In connection with the repayment of the 2005 Credit Facility in March 2007, the Company wrote-off approximately $1.4 million in unamortized deferred financing costs related to the 2005 Credit Facility. Such write-off has been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.

        On May 4, 2005, the Company entered into an amended and restated senior secured credit facility (the 2005 Credit Facility) to finance the stock repurchase described in Note 2 and to replace its prior senior secured credit facility (2004 Credit Facility). The 2005 Credit Facility consisted of a $165.0 million Term B Loan (Term B Loan) and a revolving credit facility of $30.0 million (2005 Revolving Credit Facility). The 2005 Credit Facility was scheduled to mature on May 4, 2012. Payments on the Term B Loan were due in quarterly installments over the seven-year term, beginning on June 1, 2005, with the remainder payable on May 4, 2012. Voluntary prepayments on the Term B Loan were first applied pro-rata to the scheduled quarterly installments due within the next succeeding twelve month period until paid in full and then applied to the Term B Loan in inverse order of maturity.

        For the year ended December 31, 2006, borrowings on the 2005 Revolving Credit Facility and the Term B Loan bore interest at the rate of 2.0% over the LIBOR rate (7.4% as of December 31, 2006). The weighted average interest rate for the year ended December 31, 2006 was 7.75%. The Company's leverage ratio as of December 31, 2006 was 2.0 to 1.0. The 2005 Revolving Credit Facility was subject to an annual non-use commitment fee in an amount equal to 0.375% or 0.5% per annum, depending on the Company's leverage ratio, multiplied by the amount of funds available for borrowing under the 2005 Revolving Credit Facility. Interest payments on the 2005 Credit Facility were due monthly, bimonthly, or quarterly at the Company's option.

        In connection with the closing of the 2005 Credit Facility, the Company incurred approximately $2.7 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the 2005 Credit Facility. In connection with the termination of the 2004 Credit Facility in May 2005, the Company wrote off approximately $1.1 million in unamortized deferred financing costs related to the 2004 Credit Facility. Such write-off has been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

6. Stock Compensation and Retirement Plans:

Stock-Based Compensation

        During 2001, the Board of Directors of the Company adopted the TNS Holdings, Inc. 2001 Founders' Stock Option Plan (the 2001 Plan) whereby employees, nonemployee directors, and certain other individuals are granted the opportunity to acquire an equity interest in the Company. Either incentive stock options or nonqualified options may be granted under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to or greater than the estimated fair value of the

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Stock Compensation and Retirement Plans: (Continued)

underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally over four years. The options expire 10 years from the date of grant.

        In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long-Term Incentive Plan (the Plan) and the Company's stockholders approved the Plan in March 2004. The Plan reserves 3,847,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over three or four years. The options expire 10 years from the date of grant. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over three or four years.

        As discussed in Note 2, effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, the Company did not estimate forfeitures and recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. Upon adoption of SFAS No. 123R on January 1, 2006, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards for which stock-based compensation was recorded in the Company's financial statements prior to January 1, 2006. During the years ended December 31, 2006 and 2007, the Company capitalized approximately $0.3 million of stock-based compensation costs for employees working on software developed for internal use during the application and development stage.

        As permitted by SFAS No. 123, prior to 2006 the Company followed APB Opinion No. 25 under which share-based payments to employees were accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company's pro forma information for the year ended 2005 under SFAS No. 123, which reflects compensation expense equal to the fair value of the options and restricted stock awards recognized over their requisite service period, is as follows (in thousands, except per share amounts):

Year ended December 31, 2005
Net income, as reported	$5,766
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,234)

Pro forma net income	$4,063

Basic net income per common share, as reported	$0.24

Diluted net income per common share, as reported	$0.23

Pro forma basic net income per common share	$0.17

Pro forma diluted net income per common share	$0.16

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Stock Compensation and Retirement Plans: (Continued)

        The Company's stock-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated (in thousands):

	Year ended December 31,
	2005(1)	2006(2)	2007(3)
Cost of network services	$—	$814	$1,146
Engineering and development	—	1,232	2,095
Selling, general and administrative	2,552	5,558	9,379

	$2,552	$7,604	$12,620

(1)
The amounts in 2005 were recorded under the provisions of APB Opinion No. 25.

(2)
The amounts for 2006 exclude the cumulative effect of a change in accounting principle, net of tax of ($84,000) which was recorded upon adoption of SFAS No. 123R on January 1, 2006.

(3)
On March 28, 2007, in connection with the special dividend, the Company's Board of Directors decided to allow the outstanding restricted stock units to receive dividend equivalent payments. As a result of this decision, the Company recorded $1.5 million of additional stock-based compensation, which is included in the total $12.6 million of stock-based compensation. The $1.5 million charge related to this decision is reported as follows: $0.1 million is included in cost of network services, $0.4 million is included in engineering and development and $1.0 million is included in selling, general and administrative expenses.

Details of the Company's stock-based compensation plans are discussed below.

        The fair value for stock options granted during the periods were estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2005 (a)	2006	2007
Expected term (in years)	4.0	5.5	5.5
Risk-free interest rate	3.50%	4.8%	4.7%
Volatility	50.0%	48.6%	48.6%
Dividend yield	0.0%	0.0%	0.0%

    (a)
    Assumptions used to calculate pro forma expense under SFAS No. 123 discussed above.

        Expected volatility—The expected volatility is based on the results of a study of similar guideline companies in the Company's peer group and the historical volatility of the Company's stock.

        Expected dividend yield—The dividend yield is based on actual dividends expected to be paid over the expected term of the option. In April of 2007, the Company paid a special cash dividend of $4.00 per share. With the exception of this special dividend, the Company has paid no regular dividends and as of this date has no plans to issue regular dividends.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Stock Compensation and Retirement Plans: (Continued)

        Expected term—The expected term is based on the results of a study performed of guideline companies in the Company's peer group. The Company, at this point, does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company accounts for stock options with graded vesting as a single award with the expected term equal to the average of the expected term of the component vesting tranches and recognizes the related compensation cost on a straight-line basis over the vesting period of the award for awards with only time-vesting requirements and on an accelerated basis for awards with performance vesting requirements.

        Risk-free interest rate—The risk-free rate for stock options granted during the period is determined by using U.S. treasury rates of the same period as the expected option term of each option.

Time-Vested Stock Options

        A summary of time-vested option activity under the Plan as of December 31, 2007, and changes during the year then ended, is presented below (in thousands, except share and per share amounts):

	Number of shares	Exercise price per share			Weighted average exercise price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2007	1,808,453	$16.52	–	$39.20	$19.78
Granted	348,324	11.88	–	20.56	14.03
Exercised	(5,545)	12.39	–	18.00	14.13
Canceled	(363,942)	12.39	–	39.20	19.62

Outstanding, December 31, 2007	1,787,290	$11.88	–	39.20	$18.63	$1,664	6.76

Exercisable, December 31, 2007	1,215,922	$11.88	–	$39.20	$19.36	$423	5.98

        The following table summarizes the weighted-average option information as of December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88 – $15.68	305,089	9.24	$12.41	77,178	$12.36
$15.69 – $19.60	665,844	5.54	$18.46	607,785	$18.54
$19.61 – $23.52	794,193	6.85	$20.79	513,482	$20.87
$23.53 – $27.44	10,200	7.81	$24.45	5,513	$24.45
$39.20	11,964	5.00	$39.20	11,964	$39.20

$11.88 – $39.20	1,787,290	6.76	$18.63	1,215,922	$19.36

        The Company expects 1,753,052 of the 1,787,290 options outstanding as of December 31, 2007 to ultimately vest. The weighted average grant date fair value of options granted during the years ended December 31, 2005, 2006 and 2007 was $8.57, $10.35, and $6.31 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2005, 2006 and 2007 was approximately $291,000, $25,000 and $16,000, respectively. As of December 31, 2007, there was a total of $5.0 million of deferred compensation cost related to time-vested stock options, which is expected to be recognized over a weighted average period of approximately two years.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Stock Compensation and Retirement Plans: (Continued)

        During the year ended December 31, 2007, the Company received approximately $0.1 million in cash proceeds related to the exercise of stock options. The adoption of SFAS No. 123R also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

Performance-Based Stock Options

        Performance-based stock options are tied to the Company's annual performance against pre-established internal targets. Under the Company's long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee's target payout, based upon the Company's actual performance during the fiscal year. The performance-based stock options are also subject to vesting requirements, and generally vest in equal annual installments over three years. The fair value for stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model, as described above. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

        A summary of performance-based stock options outstanding as of December 31, 2007, and changes during the year then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Aggregate Intrinsic Value	Weighted- average remaining contractual term
Outstanding, January 1, 2007(1)	77,204	$20.56
Granted(2)	576,076	12.39
Exercised	—	—
Canceled	(54,914)	20.56

Outstanding at December 31, 2007	598,366	$12.69	$3,088	9.96

Exercisable at December 31, 2007	5,573	$20.56	$—	9.00

(1)
Represents 23% of the targeted payout for the 2006 long-term incentive plan, the results of which were approved by the Company's board of directors in February 2007.

(2)
Represents 147% of the targeted payout for the 2007 long-term incentive plan, the results of which were approved by the Company's board of directors in February 2008.

        The following table summarizes the weighted-average option information as of December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.39	576,076	10.00	$12.39	—	—
$20.56	22,290	9.00	$20.56	5,573	$20.56

$12.39 – $20.56	598,366	9.96	$12.69	5,573	$20.56

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Stock Compensation and Retirement Plans: (Continued)

        The Company expects all of the outstanding performance-based options as of December 31, 2007 to ultimately vest. The weighted average grant date fair value of performance-based options granted during the years ended December 31, 2006 and 2007 was $9.16 and $6.23, respectively.

        As of December 31, 2007, there was a total of $1.6 million of deferred compensation cost related to performance-based stock options, which is expected to be recognized over a period of approximately two years.

Time-Vested Restricted Stock Units

        The fair value of restricted stock units is determined based on the closing price of the Company's shares at the date of grant. A summary of the status of the Company's time-vested restricted stock units as of December 31, 2007, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2007	367,079	$20.16
Granted	648,643	14.15
Vested	(175,895)	19.14
Forfeited	(98,335)	14.41

Non-vested at December 31, 2007	741,492	$15.44

        The Company expects 713,904 of the 741,492 restricted stock units outstanding as of December 31, 2007 to ultimately vest. The total fair value of shares vested (measured as of the vesting date) during the years ended December 31, 2006 and 2007 was $2.6 million and $2.9 million, respectively. As of December 31, 2007, there was $8.4 million of deferred compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units

        Performance-based restricted stock units are tied to the Company's annual performance against pre-established internal targets. Under the Company's long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee's target payout, based upon the Company's actual performance over the fiscal year. The fair value is based on the market price of the Company's stock on the date of grant. The performance-based restricted stock units are also subject to vesting requirements, and generally vest in equal installments over three years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. Stock Compensation and Retirement Plans: (Continued)

        A summary of performance-based restricted stock units outstanding as of December 31, 2007, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Balance at January 1, 2007(1)	26,442	$20.56
Granted(2)	236,341	12.39
Vested	(20,829)	20.56

Balance at December 31, 2007	241,954	$12.58

    (1)
    Represents 23% of the targeted payout for the 2006 long-term incentive plan, the results of which were approved by the Company's board of directors in February 2007.

    (2)
    Represents 147% of the targeted payout for the 2007 long-term incentive plan, the results of which were approved by the Company's board of directors in February 2008.

        The Company expects all of the outstanding performance-based restricted stock units as of December 31, 2007 to ultimately vest. The total value of shares vested (measured as of the vesting date) during the years ended December 31, 2006 and 2007 was $0 and $0.4 million, respectively. As of December 31, 2007, there was a total of $1.3 million of deferred compensation cost related to performance-based restricted stock units, which is expected to be recognized over a period of approximately two years.

Retirement Savings Plan

        During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 20.0 percent of their salary, and the Company may match up to a maximum of 100.0 percent of the first 6.0 percent of the employee's salary during the 401(k) Plan year. Profit-sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2005, 2006 and 2007, the Board of Directors approved contributions of approximately $0, $0.3 million and $0.6 million, respectively, to the 401(k) Plan.

7. Restructuring Costs

        In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $5.6 million of severance associated with its workforce reduction, of which $4.2 million is included in selling, general and administrative expense, $0.8 million is included in engineering and development expense and $0.6 million is included in cost of network services in the accompanying consolidated statement of operations for the year ended December 31,

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Restructuring Costs (Continued)

2006. Of the total $5.6 million in severance, $5.0 million related to the Company's U.S. operations and $0.6 million related to its ISD operations.

        During 2007 the Company has incurred an additional $3.0 million in severance and benefits. Of the total, $3.0 million in severance and benefits, $2.7 million is included in selling, general and administrative expense and $0.3 million is included in engineering and development expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.

        A summary of the liability for the Company's severance and benefits obligation is as follows (in thousands):

	2006	2007
Balance as of January 1	$—	$4,778
Severance and benefits from executive departures	5,534	3,004
Accretion of liability due to the passage of time	36	169

Total restructuring costs	5,570	7,951
Effects of foreign currency translation	—	142
Cash paid	(792)	(3,877)

Balance as of December 31	$4,778	$4,216

        The above severance and benefits expenses are based on estimates that are subject to change. The remaining cash expenditures relating to the severance and benefits will be paid through 2009. As of December 31, 2007, $3.8 million of the total $4.2 million liability for severance and benefits was classified as accounts payable, accrued expenses and other liabilities and the remaining $0.4 million was classified as other liabilities in the accompanying consolidated balance sheet.

8. Income Taxes:

        The components of income (loss) before income tax (provision) benefit, equity in net loss of unconsolidated affiliate and cumulative effect of a change in accounting principle are as follows (in thousands):

	Year ended December 31,
	2005	2006	2007
U.S.	$(13,521)	$(29,770)	$(33,274)
Non-U.S.	29,191	22,311	30,402

Income (loss) before income tax (provision) benefit, equity in net loss of unconsolidated affiliate and cumulative effect of a change in accounting principle	$15,670	$(7,459)	$(2,872)

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes: (Continued)

        The components of the Company's income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2005	2006	2007
Current provision (benefit):
U.S.	$(3,821)	$(2,161)	$143
Non-U.S.	9,347	5,489	10,579

	5,526	3,328	10,722

Deferred provision (benefit):
U.S.	1,633	(6,014)	(7,921)
Non-U.S.	59	21	(2,215)

	1,692	(5,993)	(10,136)

Total income tax provision (benefit)	$7,218	$(2,665)	$586

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2006, as included in other current assets and other assets, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$887	$—	$887
Accrued expenses	2,739	201	2,940
Deferred revenue	2,768	—	2,768
Intangible assets	6,583	—	6,583
Depreciation and amortization of property and equipment	3,559	1,363	4,922
Stock-based compensation	954	—	954
Equity in net loss of unconsolidated affiliates	3,370	—	3,370
Foreign tax credits	739	—	739
Net operating loss carryforwards	7,899	4,668	12,567

	29,498	6,232	35,730
Less—valuation allowance	(4,004)	(4,668)	(8,672)

	25,494	1,564	27,058

Deferred tax liabilities:
Prepaid expenses	(1,304)	—	(1,304)
Unrealized foreign exchange gains/losses	—	(443)	(443)
Capitalized software development costs	(8,363)	—	(8,363)
Intangible assets	—	(7,417)	(7,417)

	(9,667)	(7,860)	(17,527)

Net deferred tax assets	$15,827	$(6,296)	$9,531

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2007, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$857	$51	$908
Accrued expenses	2,374	727	3,101
Deferred revenue	3,941	191	4,132
Intangible assets	4,673	—	4,673
Depreciation and amortization of property and equipment	6,931	1,869	8,800
Stock-based compensation	2,044	—	2,044
Equity in net loss of unconsolidated affiliates	1,407	—	1,407
Foreign tax credits	2,541	—	2,541
Other assets	122	—	122
Net operating loss carryforwards	15,712	4,942	20,654

	40,602	7,780	48,382
Less—valuation allowance	(5,671)	(4,942)	(10,613)

	34,931	2,838	37,769

Deferred tax liabilities:
Prepaid expenses	(1,317)	—	(1,317)
Unrealized foreign exchange gains/losses	—	(436)	(436)
Capitalized software development costs	(9,744)	—	(9,744)
Intangible assets	—	(7,899)	(7,899)

	(11,061)	(8,335)	(19,396)

Net deferred tax assets	$23,871	$(5,497)	$18,373

        The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to $13.4 million as of December 31, 2007. Some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules. In addition, the Company has a U.S. loss carryforward of approximately $41.0 million, which will expire between 2025 and 2027, and a foreign tax credit carryforward of $2.5 million, which will expire between 2015 and 2016. The Company has provided a valuation allowance against its deferred tax asset related to certain of its net operating loss carryforwards and all of its foreign tax credit carryforwards since, in management's judgment, realization of these tax benefits through future taxable income is not more likely than not.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes: (Continued)

        Taxes computed at the U.S. statutory federal income tax rate of 34.0 percent are reconciled to the Company's effective income tax rate as follows:

	Year ended December 31,
	2005	2006	2007
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
U.S. state taxes (net of federal tax benefit)	(5.4)	4.3	6.0
Non-U.S. taxes	(7.7)	24.0	141.1
Valuation allowance	21.7	(22.6)	7.6
U.S. tax on repatriated foreign earnings	3.9	—	—
U.S. tax on undistributed foreign earnings	—	—	(95.6)
Stock based compensation expense	0.2	(12.3)	(100.2)
Nondeductible items	8.9	(6.3)	(19.2)

Effective tax rate	55.6%	21.1%	(26.3)%

        The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $70 million as of December 31, 2007) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if it sold the Company's interests in the foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

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

        On January 1, 2007 the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $0.6 million increase in the liability for unrecognized income tax benefits, which was accounted for as an increase to goodwill as the amounts related to

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Income Taxes: (Continued)

pre-acquisition income tax exposures. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$1,989
Additions for tax positions related to the current year	2,717
Reductions for settlements	(379)
Lapses of applicable statutes of limitation	(468)
Effects of foreign currency translation	4

Balance as of December 31, 2007	$3,863

        During 2007, the Company recognized $79,000 of interest expense relating to its liability for unrecognized income tax benefits. The entire balance of unrecognized tax benefits as of December 31, 2007 would impact the effective tax rate if recognized. The Company or one of its subsidiaries is subject to taxation in the U.S. and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2004 through 2007. With few exceptions, the Company is no longer subject to US Federal, state, local or foreign tax examinations for the tax years prior to 2004.

        It is reasonably possible that the Company's liability for unrecognized tax benefits will decrease in the next 12 months by $0.3 million as a result of the expiration of certain statutes of limitation in the U.S.

9. Segment Information:

        The Company's reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments on a stand alone basis: POS, TSD, FSD and ISD. However, the Company's management only evaluates revenues for these four segments. A significant portion of the Company's North American operating expenses are shared between the POS, TSD and FSD segments, and therefore, management analyzes operating results for these three segments on a combined basis.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Segment Information: (Continued)

        Revenue for the Company's four business units is presented below (in thousands):

	Year ended December 31,
	2005	2006	2007
Revenues:
POS	$86,555	$82,754	$81,231
TSD	46,561	62,112	64,484
FSD	31,337	35,102	40,915
ISD	94,487	106,192	138,934

Total revenues	$258,940	$286,160	$325,564

        EBITDA before stock compensation expense for North American and ISD operations are reflected below (in thousands):

	Year ended December 31,
	2005	2006	2007
EBITDA before stock compensation expense:
North America	$34,118	$17,678	$21,200
ISD	34,926	35,961	50,512

Total EBITDA before stock compensation expense	$69,044	$53,639	$71,712

        EBITDA before stock compensation expense differs from income (loss) before income taxes and equity in net loss of unconsolidated affiliates reported in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2005	2006	2007
EBITDA before stock compensation expense	$69,044	$53,639	$71,712
Reconciling items:
Stock compensation expense	(2,552)	(7,604)	(12,620)
Depreciation and amortization of property and equipment	(18,972)	(24,820)	(23,114)
Amortization of intangible assets	(22,773)	(22,208)	(25,656)
Interest expense	(9,052)	(9,261)	(16,655)
Interest income	674	598	1,105
Other (expense) income, net	(699)	2,197	2,356

Income (loss) before income tax provision and equity in net loss of unconsolidated affiliates	$15,670	$(7,459)	$(2,872)

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Segment Information: (Continued)

Geographic Information

        The Company sells its services through foreign subsidiaries in Australia, Austria, Bermuda, Canada, Colombia, France, Germany, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

        The Company's revenues were generated in the following geographic regions (in thousands):

	Year ended December 31,
	2005	2006	2007
North America	$164,453	$179,968	$186,630
Europe	83,480	93,941	115,244
Asia-Pacific	11,007	12,251	23,690

Total revenues	$258,940	$286,160	$325,564

        Revenues from the Company's United Kingdom subsidiaries were $55.5 million, $59.3 million and $70.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,
	2006	2007
North America	$216,688	$204,177
Europe	60,198	53,310
Asia-Pacific	4,446	17,177

Total long-lived assets	$281,332	$274,664

        Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,
	2006	2007
POS	$127,051	$114,573
TSD	4,890	3,760
FSD	23,208	21,080
ISD	49,594	54,430

Total goodwill and intangible assets	$204,743	$193,843

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Commitments and Contingencies:

Operating Leases

        The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through September 2017. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $7.0 million, $7.5 million and $8.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

        Future minimum commitments under the Company's operating leases are as follows for each of the years ended December 31 (in thousands):

2008	$9,305
2009	7,497
2010	7,096
2011	6,537
2012	6,225
Thereafter	10,876

$47,536

        On September 21, 2005, the Company entered into a lease to rent office space in the United Kingdom with a company that is majority owned by the Company's President. Prior to entering into this lease, the Company obtained an independent evaluation confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,350 and expires on September 20, 2017. During the years ended December 31, 2006 and 2007, the Company made payments of £59,000 and £105,400, respectively, related to this operating lease.

        The following is a schedule by year of future minimum rental payments due under this operating lease agreement (in thousands):

2008	£105
2009	105
2010	105
2011	105
2012	105
Thereafter	499

£1,024

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Commitments and Contingencies: (Continued)

        On August 26, 2002, an action was filed in the Superior Court of the State of Delaware by persons alleging that the Company breached an agreement to purchase an unrelated entity. On February 28, 2005, the court denied the Company's motion for summary judgment. After considering the defense costs, potential damages should the plaintiffs prevail, and continued diversion of management resources, the Company determined in March 2005 that a settlement was warranted. During 2005, the Company paid $3.25 million in cash to the plaintiffs and received the dismissal of all claims, with prejudice, by the plaintiffs, thereby settling this dispute. This $3.25 million settlement is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2005.

        Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001 and originally proposed $6.7 million in assessments on the basis that sales taxes are owed. During 2005, the Company entered into an agreement with that state's Department of Revenue to settle the outstanding liability for $0.8 million and concurrently entered into an agreement with a customer to reimburse the Company for $0.5 million of the settlement amount. Based on these final executed settlements, the Company reduced its net liability for this matter by $5.8 million. This $5.8 million reduction in the liability is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2005. Both the Company and the customers involved in the remaining actions are vigorously defending the remaining proposed assessments by the sales tax authorities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company.

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

        After denying the Company's motion to dismiss on September 12, 2006, the Court ordered the parties to conduct discovery in the case. In March 2007, the parties agreed to stay further discovery in the case with the Court's approval pending a mediation designed to reach a settlement resolving the lawsuit. The parties conducted a mediation in April 2007, and subsequently entered into a settlement agreement in February 2008. The settlement agreement provides for a cash settlement payment of $3.6 million to be paid by the Company's insurer and payment of expenses of plaintiff's lead counsel not to exceed $50,000. In exchange for the cash settlement payment and expense payment, the Company and all defendants would be released from all claims of class members relating to the action. The Court preliminarily approved the settlement agreement of the parties in March 2008. The settlement agreement of the parties is still subject to final approval by the Court after a fairness hearing is

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Commitments and Contingencies: (Continued)

conducted in June 2008. We do not expect the final outcome of the lawsuit to have a material adverse affect on our financial condition or operating results. During the year ended December 31, 2006, the Company accrued legal costs of approximately $0.5 million, representing the legal costs to defend itself in this matter not otherwise covered by its insurance carrier. These legal costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.

Significant Customers and Suppliers

        A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the years ended December 31, 2005, 2006 and 2007, there were no customers that accounted for more than 10 percent of the Company's consolidated revenues. For the years ended December 31, 2005, 2006 and 2007, the Company derived approximately 20.9%, 23.0% and 22.2%, respectively, of its consolidated revenues from its five largest customers.

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

11. Related Party Transactions

Aircraft Usage

        During the years ended December 31, 2005 and 2006, the Company paid approximately $0.7 million and $35,000, respectively, for the use of an aircraft to a company that was controlled by the former CEO John J. McDonnell, Jr.

Telecommunications services

        One of the Company's former directors is the Chief Executive Officer and co-founder of TARGUS Information Corp. (TARGUS). The Company purchases from and supplies telecommunications services to TARGUS. For the years ended December 31, 2005, 2006 and 2007, the Company billed approximately $2.1 million, $2.9 million and $3.4 million, respectively, to TARGUS and paid approximately $4.6 million, $9.5 million and $12.1 million, respectively to TARGUS for services received and provided in the ordinary course of business. Included in accounts receivable, net in the accompanying consolidated balance sheets as of December 31, 2006 and 2007 is approximately $0.4 million and $0.9 million, respectively, related to TARGUS.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$65,908	$72,660	$73,187	$74,405
Cost of network services	33,057	37,127	37,442	38,555
Net loss	(467)	(930)	(1,841)	(6,658)
Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.08)	$(0.28)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$72,661	$79,361	$84,542	$89,000
Cost of network services	38,871	40,174	42,109	42,405
Net (loss) income	(3,227)	537	394	(519)
Basic and diluted net (loss) income per common share	$(0.13)	$0.02	$0.02	$(0.02)

        Included in net loss for the three months ended March 31, 2006, is a $0.4 million net charge, or $0.02 per share, related to the litigation described in Note 10 and expenses incurred by the special committee of the board of directors. Included in net loss for the three months ended June 30, 2006 is a net charge of $0.5 million or $0.02 per share, related to legal expenses incurred by the special committee of the board of directors, severance and the accelerated amortization of customer relationship intangibles. Included in net loss for the three months ended September 30, 2006, is a $2.8 million charge, or $0.11 per share, related to severance expense associated with the 2006 Restructuring Plan described in Note 7 and fees incurred by the special committee of the board of directors. Included in net loss for the three months ended December 31, 2006, is a $4.1 million charge, or $0.17 per share, related to severance expense associated with the 2006 Restructuring Plan described in Note 7, the accelerated amortization of customer relationship and developed technology intangibles, fees incurred by the special committee of the board of directors, the impairment of the Company's investment in WAY Systems, Inc. and the impairment of vending related assets.

        Included in net loss for the three months ended March 31, 2007, is a $1.7 million net charge, or $0.07 per share, related to severance expense, the accelerated amortization of customer relationship intangibles and the modification of outstanding restricted stock units to allow for the right to receive a dividend equivalent payment. Included in net income for the three months ended June 30, 2007, is a net gain of approximately $0.4 million or $0.02 per share, related to the sale of the Company's investment in WAY Systems, Inc. Included in net loss for the three months ended September 30, 2007, is a $0.07 million net charge, or $0.03 per share, related to severance expense. Included in net loss for the three months ended December 31, 2007, is a $1.3 million net charge, or $0.05 per share, related to severance expense and the accelerated amortization of customer relationship intangibles.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Internal Controls

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

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2007, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on management's assessment of internal control over financial reporting, a copy of which appears on page 48 of this annual report.

        There have been no significant changes during the year covered by this report in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

  Disclosure Controls

        The Company also maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), President, Chief Operating Officer (COO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), as appropriate, to allow timely decisions regarding required financial disclosure.

        Our management, under the supervision and with the participation of our CEO, President, COO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2007. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, President, COO, CFO and CAO, concluded that as of December 31, 2007, the Company's disclosure controls and procedures were effective.

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

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2007 Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

        Set forth below is certain information about our executive officers:

Name	Age	Title
Henry H. Graham, Jr.	57	Chief Executive Officer and Director
Raymond Low	51	President
Michael Q. Keegan	41	Chief Operating Officer
Dennis L. Randolph, Jr.	28	Executive Vice President, Chief Financial Officer and Treasurer
James T. McLaughlin	41	Executive Vice President, General Counsel and Secretary
Mark G. Cole	42	Executive Vice President, Network Operations
Alan R. Schwartz	46	Executive Vice President, North American Sales
Steve F. Smith	51	Executive Vice President and General Manager, ISD Division
Charles A. Leppert	37	Executive Vice President and General Manager, TSD Division
Kent M. Phillips	50	Senior Vice President and General Manager, POS Division
Alex N. Walker	42	Senior Vice President and General Manager, FSD Division
David A. Neal	35	Vice President and Corporate Controller

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

        Raymond Low has served as our President since October 2006. Mr. Low was our President of the International Services Division from January 2006 to September 2006. From April 2001 to December 2005, Mr. Low was Senior Vice President and Managing Director of Transaction Network Services (UK) Ltd. From March 2000 to March 2001, Mr. Low was Senior Vice President and Managing Director of eBusiness International Operations of PSINet, Inc. From September 1998 to February 2000, Mr. Low was Managing Director of Transaction Network Services (UK) Ltd. Before that Mr. Low held several management positions with Imminus Ltd. and HSBC (formerly Midland Bank).

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

        Dennis L. Randolph, Jr. has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2007. From September 2006 to February 2007, Mr. Randolph was our Senior Vice President and Corporate Controller. From October 2005 to August 2006, Mr. Randolph was our Vice President and Assistant Corporate Controller. From July 2003 to September 2005, Mr. Randolph was our Director of Accounting and Assistant Controller. Prior to that, Mr. Randolph worked for Ernst & Young, LLP and Arthur Andersen, LLP. Mr. Randolph is a certified public accountant in the state of Virginia. Mr. Randolph has a B.S. in Accounting from Virginia Polytechnic Institute and State University.

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

        Alan R. Schwartz has served as our Executive Vice President of North American Sales since November 2007. From December 2005 to October 2007, Mr. Schwartz was our Executive Vice President and General Manager of the Financial Services Division. From April 2001 to November 2005, Mr. Schwartz was our Senior Vice President of the Financial Services Division. From November 1999 to April 2001, Mr. Schwartz was the Senior Vice President and General Manager of the Financial Services Division of Transaction Network Services, Inc. From July 1998 to November 1999, Mr. Schwartz was Director of Sales of the Financial Services Division of Transaction Network Services, Inc. Before that, Mr. Schwartz worked in various positions at Datastream International where he was the Vice President and Country Manager (North America) when he left in July 1998. Mr. Schwartz has a M.B.A. from the Leonard N. Stern School of Business at New York University and a B.S. in Business Administration from Boston University.

        Steve F. Smith has served as our Executive Vice President and General Manager of the ISD Division since September 2007. From 2004 to 2007, Mr. Smith was Managing Director with Avantra (the outsourcing division of Link Interchange Network Ltd.). From 2001 to 2004, Mr. Smith was

Director of Sales at Thales e-Transactions Ltd. Prior to that, Mr. Smith held various management positions within the payments industry.

        Charles A. Leppert has served as our Executive Vice President and General Manager of the TSD Division since April 2007. From August 2003 to March 2007, Mr. Leppert was a Vice President, Sales with Broadwing Corporation, now Level 3 Communications, Inc. From May 2001 to December 2002, Mr. Leppert was Managing Director, Internet Sales, Asia Pacific for MCI, Inc., now Verizon Business. And from March 2000 to May 2001, Mr. Leppert was Vice President Sales and Marketing, Australia & New Zealand for UUNET Technologies, Inc., now Verizon Business. From July 1995 to February 2000, Mr. Leppert held several sales and management positions in the United States with UUNET. Mr. Leppert has a B.A. from Denison University.

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

        Alex N. Walker has served as our Senior Vice President and General Manager of the FSD Division since July 2007. From November 2004 to June 2007, Mr. Walker was our Vice President of FSD. From August 1999 to October 2004, Mr. Walker held senior management positions at Global Crossing, SAVVIS, Inc., and Cicada. Prior to that Mr. Walker was Managing Director of Sales for Thompson Financial Services.

        David A. Neal has served as our Vice President and Corporate Controller since March 2007. From February 2005 to February 2007 Mr. Neal was our Financial Controller for the International Services Division. From October 2000 to January 2005, Mr. Neal was a Director with KPMG, Chartered Accountants in Dublin, Ireland. Mr. Neal qualified as a Chartered Accountant in Australia and has a business degree from the University of Technology, Sydney and a Master of Taxation degree from the University of New South Wales, Australia.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders' (Deficit) Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
Schedule II — Valuation of Qualifying Accounts
All other schedules are omitted because they not applicable
3.	Exhibits:
	3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant.(1)
	3.2	Form of Amended and Restated Bylaws of the Registrant.(2)
	4.2	Form of Amended and Restated Registration Rights Agreement.(1)
	4.6	Amended and Restated Credit Agreement, dated as of May 4, 2005, by and among Transaction Network Services, Inc., Registrant, the several financial institutions from time to time party thereto as Lenders and General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, with GECC Capital Markets Group, as lead arranger.(3)
	4.7	Credit Agreement, dated as of March 28, 2007, by and among Transaction Network Services, Inc., Registrant,, the several financial institutions from time to time party thereto as Lenders and General Electric Capital Corporation, as Agent, L/C Issuer and a Lender, with GECC Capital Markets Group, as sole lead arranger.(4)
	4.8	First Amendment to Credit Agreement dated as of March 28, 2007 entered on June 6, 2007.(5)
We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of TNS, Inc. and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.
Materials Contracts
	10.1	Deed of Lease dated September 21, 1995 between Transaction Network Services, Inc. and Pond Building, L.L.C., as amended.(1)
	10.2	Gross Lease dated December 31, 2002 by and between The Multi-Employer Property Trust and Transaction Network Services, Inc.(1)
	10.3	Lease dated April 17, 2000 by and between Tinsley Park Limited, Transaction Network Services, Inc. and Transaction Network Services (UK) Ltd.(1)

10.4	Lease dated September 21, 2005 by and between AJ Bell (PP) Trustees Limited, Raymond Low, Martin Peter Milner, Carolyn Joy MacMillan and Transaction Network Services (UK) Limited.(6)
Management Contracts and Compensatory Plans
10.8	TNS Holdings, Inc. 2001 Founders' Stock Option Plan.(1)
10.9	Form of TNS, Inc. Amended and Restated 2004 Long-Term Incentive Plan.(7)
10.10	2006 Annual Incentive Plan.(8)
10.11	2006 Executive Long-Term Incentive Plan.(8)
10.15	Management Agreement between Transaction Network Services, Inc. and Alan R. Schwartz.(1)
10.17	Management Agreement between Transaction Network Services, Inc. and Scott E. Ziegler.(1)
10.18	Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
10.19	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and John J. McDonnell, Jr.(9)
10.20	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Brian J. Bates.(9)
10.21	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Henry H. Graham, Jr.(9)
10.22	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and John J. McDonnell III.(9)
10.23	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Matthew M. Mudd.(9)
10.24	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Edward J. O'Brien.(9)
10.25	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Michael Q. Keegan.(9)
10.26	Service Agreement, dated May 9, 2006, by and between Transaction Network Services (UK) Limited and Raymond Low.(9)
10.27	Management Agreement, dated as of June 12, 2006, by and between Transaction Network Services, Inc. and Heidi Goff.(8)
10.28	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Dennis L. Randolph, Jr.(10)
10.29	Employment Agreement, dated as of January 8, 2007, by and among the Registrant, Transaction Network Services, Inc., and James McLaughlin(11)
10.31	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Mark G. Cole(12)
10.32	2007 Annual Incentive Plan(13)
10.33	2007 Executive Long-Term Incentive Plan(13)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification — Chief Executive Officer.

31.2	Certification — Chief Financial Officer.
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer.

(1)
Incorporated by reference to the exhibit of the same designation in the Registrant's registration statement on Form S-1 filed November 3, 2003, as amended (file no. 333-110188).

(2)
Incorporated by reference to exhibit 3.1 to the Registrant's current report on Form 8-K filed August 15, 2006.

(3)
Incorporated by reference to exhibit 10.1 to the Registrant's current report on Form 8-K filed May 5, 2005.

(4)
Incorporated by reference to exhibit 99.1 to the Registrant's current report on Form 8-K filed March 29, 2007.

(5)
Incorporated by reference to exhibit 99.1 to the Registrant's current report on Form 8-K filed June 8, 2007.

(6)
Incorporated by reference to corresponding exhibit 10.4 to the Registrant's annual report on Form 10-K filed March 16, 2007.

(7)
Incorporated by reference to Appendix B to the Registrant's annual meeting proxy statement filed April 18, 2005.

(8)
Incorporated by reference to corresponding exhibit to the Registrant's quarterly report on Form 10-Q filed August 9, 2006.

(9)
Incorporated by reference to corresponding exhibit to the Registrant's quarterly report on Form 10-Q filed May 10, 2006.

(10)
Incorporated by reference to Exhibit 99.3 to Registrant's current report filed August 8, 2007.

(11)
Incorporated by reference to corresponding Exhibit 10.29 to the Registrant's quarterly report on Form 10-Q filed May 10, 2007.

(12)
Incorporated by reference to corresponding Exhibit 10.31 to the Registrant's quarterly report on Form 10-Q filed August 9, 2007.

(13)
Incorporated by reference to corresponding exhibit to the Registrant's current report filed August 8, 2007.

(b)
Financial Statement Schedules.

TNS, INC.

Schedule II—Valuation and Qualifying Accounts

	Additions
	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities	Deductions(1)	Balance at end of period
			(in thousands)
For the year ended December 31, 2007:
Allowance for doubtful accounts	$6,435	$1,074	$184	$(4,600)	$3,093
For the year ended December 31, 2006:
Allowance for doubtful accounts	$5,260	$805	$486	$(115)	$6,435
For the year ended December 31, 2005:
Allowance for doubtful accounts	$4,756	$582	$—	$(78)	$5,260

(1)
Represents write-offs of amounts deemed uncollectible.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: March 17, 2008	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008:

Signature	Title

/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr.	Chief Executive Officer and Director
/s/ JOHN B. BENTON John B. Benton	Director
/s/ STEPHEN X. GRAHAM Stephen X. Graham	Director
/s/ JAY E. RICKS Jay E. Ricks	Director
/s/ JOHN V. SPONYOE John V. Sponyoe	Director
/s/ DENNIS L. RANDOLPH, JR. Dennis L. Randolph, Jr.	Chief Financial Officer (Principal Financial Officer)
/s/ DAVID A. NEAL David A. Neal	Controller (Principal Accounting Officer)

REQUIRED CERTIFICATIONS

        The Company has included as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal year 2007 filed with the Securities and Exchange Commission certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company's public disclosure, and the Company has submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.

QuickLinks

TNS, INC. 2007 FORM 10-K ANNUAL REPORT INDEX
PART I
  Item 1. Business
POS Credit Card Transaction
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TNS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
TNS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules
TNS, INC. Schedule II—Valuation and Qualifying Accounts
SIGNATURES
REQUIRED CERTIFICATIONS