Form 10-Q
period 2008-03-31
TNS INC
filed 2008-05-12
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of April 1, 2008

24,462,488 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2007	March 31, 2008
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$17,805	$22,856
Accounts receivable, net of allowance for doubtful accounts of $3,093 and $3,416, respectively	75,112	72,707
Prepaid expenses	6,765	6,465
Deferred tax assets	2,800	2,048
Other current assets	5,952	5,519
Total current assets	108,434	109,595
Property and equipment, net	55,376	56,545
Identifiable intangible assets, net	180,330	175,439
Goodwill	13,513	13,696
Deferred tax assets, net	21,110	22,665
Other assets	4,335	4,804
Total assets	$383,098	$382,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$57,069	$57,312
Deferred revenue	18,521	18,276
Total current liabilities	75,590	75,588
Long-term debt, net of current portion	205,500	201,500
Deferred tax liability	5,537	4,236
Other liabilities	4,199	2,665
Total liabilities	290,826	283,989
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,274,195 shares issued and 24,258,942 shares outstanding and 24,547,723 shares issued and 24,462,488 shares outstanding, respectively	24	25
Treasury stock, 15,253 shares and 85,235 shares, respectively	(239)	(1,472)
Additional paid-in capital	131,485	135,159
Accumulated deficit	(44,278)	(42,677)
Accumulated other comprehensive income	5,280	7,720
Total stockholders’ equity	92,272	98,755
Total liabilities and stockholders’ equity	$383,098	$382,744

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2007	2008
Revenues	$72,661	$84,125
Operating expenses:
Cost of network services, exclusive of the items shown separately below	38,871	40,707
Engineering and development	6,362	7,199
Selling, general, and administrative	17,175	19,445
Depreciation and amortization of property and equipment	5,804	5,967
Amortization of intangible assets	6,112	6,098
Total operating expenses	74,324	79,416
(Loss) income from operations	(1,663)	4,709
Interest expense	(3,967)	(3,709)
Interest income	245	180
Other income, net	645	69
(Loss) income before income tax benefit and equity in net loss of unconsolidated affiliates	(4,740)	1,249
Income tax benefit	1,577	352
Equity in net loss of unconsolidated affiliates	(64)	—
Net (loss) income	$(3,227)	$1,601

Basic net (loss) income per common share	$(0.13)	$0.07
Diluted net (loss) income per common share	$(0.13)	$0.06
Basic weighted average common shares outstanding	24,135,264	24,309,655
Diluted weighted average common shares outstanding	24,135,264	24,738,286
Dividends declared per common share	$4.00	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net (loss) income	$(3,227)	$1,601
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash and working capital items	11,650	14,069
Net cash provided by operating activities:	8,423	15,670
Cash flows from investing activities
Proceeds from the sale of property and equipment	2,164	—
Purchases of property and equipment	(4,896)	(6,664)
Net cash used in investing activities:	(2,732)	(6,664)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs of $3,501	221,949	—
Increase in restricted cash for payment of dividend	(102,267)	—
Repayments of long-term debt	(123,313)	(4,000)
Proceeds from tax benefits for share-based payments	—	200
Proceeds from stock option exercises, inclusive of tax benefit	30	587
Payment of long-term debt financing costs	—	(75)
Purchase of treasury stock	(690)	(1,233)
Net cash provided by (used in) financing activities	4,291	(4,521)
Effect of exchange rates on cash and cash equivalents	10	566
Net increase in cash and cash equivalents	1,410	5,051
Cash and cash equivalents, beginning of period	17,322	17,805
Cash and cash equivalents, end of period	$18,732	$22,856

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,918	$3,823
Cash paid for income taxes	$2,274	$2,012

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

The Company has four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services to payment processors in the U.S., Canada and Mexico, (2) the telecommunication services division (TSD), which provides call signaling services and database access services targeting primarily the telecommunications industry, (3) the financial services division (FSD), which provides data and voice communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications, and (4) the international services division (ISD), which markets the Company’s POS and financial services in countries outside of the United States, Canada and Mexico.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation of the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 17, 2008, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2007.

Dividends and Recapitalization

On March 28, 2007, the Company’s board of directors declared a special dividend of $4.00 per common share, which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the Revolving Facility). The Company used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility, to pay the special dividend, and for general corporate purposes.

Capital Structure

During the three months ended March 31, 2008 the Company issued 38,477 shares of common stock following the exercise of stock options and 165,069 shares of common stock following the vesting of restricted stock units.

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

POS services revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s networks, between payment processors and POS or ATM terminals and monthly recurring fees for broadband and wireless offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access and call validation services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s networks.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment”, using the modified prospective transition method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. Stock-based compensation for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and in accordance with SFAS No. 123R for all awards granted or modified after January 1, 2006.

Stock-based compensation expense has been included in the following categories (in thousands)

	Three months ended
	March 31,
	2007	2008
Cost of network services	$252	$327
Engineering and development	756	455
Selling, general and administrative	2,091	2,183
	$3,099	$2,965

On March 28, 2007 the Company’s Board of Directors decided to allow the outstanding restricted stock units to receive dividend equivalent payments. As a result of this decision, the Company recorded $1.5 million of stock-based compensation during the three months ended March 31, 2007, which is included in the $3.1 million of stock-based compensation mentioned above. The $1.5 million charge related to this decision is reported as follows in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007: $0.1 million is included in cost of network services, $0.4 million is included in engineering and development and $1.0 million is included in selling, general and administrative expenses. This modification increased net loss per share by $0.04 per share. As of March 31, 2008, there was a total of $19.5 million of deferred compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

Time-Vested Awards

Time-vested awards are subject to a vesting period determined at the date of the grant, generally in equal installments over three or four years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of any time-vested stock options. The Company uses the market price of the Company’s stock on the date of grant to determine the fair value of any time-vested restricted stock units. The Company recognizes compensation cost on these time-vested awards in equal installments over the vesting period.

During the three months ended March 31, 2007 the Company granted 9,000 stock options and 139,025 restricted stock units at weighted average estimated fair values of $8.61 and $19.07, respectively. During the three months ended March 31, 2008, the Company granted 15,500 stock options and 17,550 restricted stock units at weighted average estimated fair values of $6.84 and $16.31, respectively.

Performance-Based Awards

Performance-based awards are tied to the Company’s annual performance against pre-established internal targets for revenues and adjusted earnings per share and may vary from zero to 200% of an employee’s target payout, based upon the

Company’s actual performance over the fiscal year. The Company uses the Black Scholes option pricing model to determine the grant date fair value of any performance-based stock options. The Company uses the market price of the Company’s stock on the date of grant to determine the fair value of any performance-based restricted stock units. Performance-based awards are also subject to vesting requirements, and generally vest in equal installments over three years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied. The Company recognizes compensation cost on these performance based awards using an accelerated attribution method.

In May 2007 the Company put in place a long-term performance-based stock compensation plan (the 2007 Equity Performance Plan). The actual payout under the Company’s 2007 Equity Performance Plan was 147% of the targeted payout, the results of which were approved by the Company’s board of directors in February 2008. The total performance-based awards issued under the Company’s 2007 Equity Performance Plan were 576,076 stock options and 236,341 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.23 and $12.39, respectively. The Company recognized expense of $0.3 million and $0.2 million related to such stock options and restricted stock units, respectively, during the three months ended March 31, 2008, which is included in the $3.0 million of stock-based compensation mentioned above. As of March 31, 2008, there was a total of $2.4 million of deferred compensation expense related to these performance-based awards which is included in the $19.5 million total deferred compensation cost mentioned previously.

In February 2008 the Company put in place a long-term performance-based stock compensation plan (the 2008 Equity Performance Plan). The total number of awards that would be issued under the Company’s 2008 Equity Performance Plan, assuming that the target payout level was achieved, would be 253,266 stock options and 248,142 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.78 and $16.15, respectively. The Company recognized expense of $0.1 million and $0.3 million related to such stock options and restricted stock units, respectively, during the three months ended March 31, 2008, which is included in the $3.0 million of stock-based compensation mentioned above. As of March 31, 2008, there was a total of $5.3 million of deferred compensation expense related to these performance based awards which is included in the $19.5 million total deferred compensation cost mentioned previously.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period. The Company also recognizes interest and penalties related to uncertain tax positions in income tax expense.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated deficit.

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $306,000 and $20,000 for the three months ended March 31, 2007 and 2008, respectively. Of the $4.1 million liability for unrecognized income tax benefits as of March 31, 2008, the Company’s accrual for potential interest and penalties associated with uncertain tax positions was $165,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands)

Balance as of January 1, 2008	$3,863
Additons for tax positions related to the current period	200
Balance as of March 31, 2008	$4,063

The Company’s effective tax rate for the three months ended March 31, 2007 and March 31, 2008 of 33.3% and (28.2)%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS 157 to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s consolidated financial statements. As we did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement did not have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141”.
SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141 (R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. However, for business combinations completed prior to the effective date, the Company will apply the requirements of SFAS No. 109, as amended by this statement which may result in an adjustment to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

2.                                      Acquisition and Long-term Investments

Dialect Payment Technologies, Pty Limited Acquisition

On June 8, 2007, the Company acquired all of the outstanding shares of Dialect Payment Technologies Pty Limited (Dialect), an Australian provider of internet payment gateway services to the card-not-present transaction market, for a purchase price of $4.2 million, plus direct acquisition costs of approximately $0.4 million. The purchase price includes approximately $0.9 million, currently in escrow, that may be refundable to the Company based on the costs incurred related to one customer contract assumed in the purchase. If such amount is refunded to the Company, it may result in a corresponding decrease in goodwill, intangible assets and other long-lived assets. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The Company purchased Dialect primarily to expand its current suite of POS product offerings. The purchase price for Dialect was allocated, on a preliminary basis, as follows (in thousands):

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

3.                                      Long-term Debt

On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of March 31, 2008. The Revolving Facility matures March 27, 2013. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by the Company. The Company made voluntary pre-payments on the Term Facility totaling $4.0 million during the three months ended March 31, 2008.

As of March 31, 2008, the total scheduled remaining payments on the Term Facility are as follows (in thousands):

Nine months ending December 31, 2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	201,500
$201,500

Interest on the outstanding balances under the Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the Wall Street Journal published “base rate on corporate loans posted by at least 75% of the nation’s largest banks” or the federal funds rate plus 50 basis points (the “Base Rate”), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility is payable, at the Company’s option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. For the three months ended March 31, 2008, borrowings on the Term Facility bore interest at the rate of 2.0% over the LIBOR rate (5.1% as of March 31, 2008). The weighted average interest rate for the three months ended March 31, 2008 was 6.9%. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.

The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

The terms of the 2007 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of March 31, 2008, the Company was required to maintain a leverage ratio of less than 3.2 to 1.0. The maximum leverage ratio continues to decline over the term of the 2007 Credit Facility. The Company’s leverage ratio as of March 31, 2008 was 2.6 to 1.0. The 2007 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of March 31, 2008.

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

4.                                      Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax effect are as follows (in thousands):

	Three months ended March 31,
	2007	2008
Net (loss) income	$(3,227)	$1,601
Foreign currency translation adjustments	393	2,440
Total comprehensive (loss) income	$(2,834)	$4,041

5.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three months ended March 31, 2007, the treasury stock effect of options to purchase 1,824,142 shares of common stock and 368,380 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.

	Three months ended March 31,
	2007	2008
Net (loss) income	$(3,227)	$1,601
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,135,264	24,309,655
Treasury stock effect of outstanding options to purchase	—	109,421
Treasury stock effect of unvested restricted stock units	—	319,210
Diluted weighted average common shares outstanding	24,135,264	24,738,286

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.13)	$0.07
Diluted net (loss) income per common share	$(0.13)	$0.06

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended March 31,
	2007	2008
ISD	$28,207	$37,170
POS	19,799	18,355
TSD	14,913	17,854
FSD	9,742	10,746
Total revenues	$72,661	$84,125

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended March 31,
	2007	2008
ISD	$8,986	$12,879
North America	4,367	6,860
Total EBITDA before stock compensation expense	$13,353	$19,739

EBITDA before stock compensation expense differs from (loss) income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2007	2008
EBITDA before stock compensation expense	$13,353	$19,739
Reconciling items:
Depreciation and amortization of property and equipment	(5,804)	(5,967)
Amortization of intangible assets	(6,112)	(6,098)
Stock compensation expense	(3,100)	(2,965)
Interest expense	(3,967)	(3,709)
Interest income and other income, net	890	249
(Loss) income before income taxes and equity in net loss of unconsolidated affiliates	$(4,740)	$1,249

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31, 2007	March 31, 2008
POS	$114,573	$111,635
ISD	54,430	53,439
TSD	3,760	3,478
FSD	21,080	20,583
Total goodwill and identifiable intangible assets, net	$193,843	$189,135

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended March 31,
	2007	2008
North America	$44,454	$46,956
Europe	24,652	29,599
Asia-Pacific	3,555	7,570
Total revenues	$72,661	$84,125

Revenues from the Company’s subsidiaries in the United Kingdom were $15.3 million and $18.1 million for the three months ended March 31, 2007 and 2008, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2007	March 31, 2008
North America	$204,177	$204,862
Europe	53,310	50,932
Asia-Pacific	17,177	17,355
Total long-lived assets	$274,644	$273,149

7.                                      Restructuring Costs

In 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures. In connection with these efforts, the Company incurred approximately $5.6 million of severance and benefits charges.

During the year ended December 31, 2007, the Company incurred an additional $3.0 million in severance and benefits charges as it continued to streamline its operations. Of the $3.0 million in severance and benefits charges in 2007, $0.9 million, or $0.02 per share, was incurred during the three months ended March 31, 2007 and related primarily to the departure of two senior executives.

A summary of the liability for the Company’s severance and benefits obligation is as follows (in thousands):

	2007	2008
Balance as of January 1	$4,778	$4,216
Severence and benefits from executive departures	946	—
Accretion of liability due to the passage of time	34	25
Total restructuring costs	5,758	4,241
Effects of foreign currency translation	—	47
Cash paid	(767)	(1,368)
Balance as of March 31	$4,991	$2,920

The remaining cash expenditures relating to the severance and benefits will be paid through 2009. As of March 31, 2008, $2.7 million of the total $2.9 million liability for severance and benefits was classified as accounts payable, accrued expenses and other liabilities and the remaining $0.2 million was classified as other liabilities in the accompanying condensed consolidated balance sheet.

8.                                      Litigation and Claims

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state’s Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2001. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company’s customer has agreed to pay $212,500 of the settlement payment with the remaining $37,500 to be paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million reduction in the liability, or $0.02 per share, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2008.

The Company, John J. McDonnell, Jr., the Company’s former Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia. After denying the Company’s motion to dismiss on September 12, 2006, the Court ordered the parties to conduct discovery in the case. In March 2007, the parties agreed to stay further discovery in the case with the Court’s approval pending a mediation designed to reach a settlement resolving the lawsuit. The parties conducted a mediation in April 2007, and subsequently entered into a settlement agreement in February 2008. The settlement agreement provides for a cash settlement payment of $3.6 million to be paid by the Company’s insurer and payment of expenses of plaintiff’s lead counsel not to exceed $50,000. In exchange for the cash settlement payment and expense payment, the Company and all defendants would be released from all claims of class members relating to the action. The Court preliminarily approved the settlement agreement of the parties by an order entered on April 1, 2008. The settlement agreement of the parties is subject to final approval by the Court and a fairness hearing has been scheduled to be held in June 2008. We do not expect the final outcome of the lawsuit to have a material adverse affect on our financial condition or operating results. During the year ended December 31, 2006, the Company accrued legal costs of approximately $0.5 million, representing the legal costs to defend itself in this matter not otherwise covered by its insurance carrier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 17, 2008 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; uncertainties related to the updated international tax planning strategy implemented by the Company; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control; the Company’s substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company’s cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company’s ability to identify, execute or effectively integrate acquisitions; the Company’s ability to identify, execute or effectively integrate future acquisitions; increases in the prices charged by telecommunication providers for services used by the Company; unfavorable foreign exchange movements; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 17, 2008. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are an international data communications company which provides networking, data communications and value added services to many of the world’s leading retailers, banks and payment processors. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 29 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region.

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

•                  Telecommunication services. We provide call signaling services that enable telecommunications carriers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification, toll-free call routing and local number portability, and validation services, such as credit card, calling card, third- party billing and collect calling. Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling services and per-query fees charged for our database access and validation services.

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

Dividends and Recapitalization

On March 28, 2007, our board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, we entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the “Term Facility”) and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility”). We used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend and for general corporate purposes. No amount was drawn on the Revolving Facility at closing and the full principal amount of the Revolving Facility remained available to us as of March 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended March 31,
	2007	2008
Revenues	$72,661	$84,125
Operating expenses:
Cost of network services, exclusive of the items shown separately below	38,871	40,707
Engineering and development	6,362	7,199
Selling, general, and administrative	17,175	19,445
Depreciation and amortization of property and equipment	5,804	5,967
Amortization of intangible assets	6,112	6,098
Total operating expenses	74,324	79,416
(Loss) income from operations	(1,663)	4,709
Interest expense	(3,967)	(3,709)
Interest income	245	180
Other income, net	645	69
(Loss) income before income tax benefit and equity in net loss of unconsolidated affiliates	(4,740)	1,249
Income tax benefit	1,577	352
Equity in net loss of unconsolidated affiliates	(64)	—
Net (loss) income	$(3,227)	$1,601

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues. Total revenues increased $11.4 million, or 15.8%, to $84.1 million for the three months ended March 31, 2008, from $72.7 million for the three months ended March 31, 2007. We generate revenues through four operating divisions.

International services division. Revenues from the international services division increased $9.0 million, or 31.8%, to $37.2 million for the three months ended March 31, 2008, from $28.2 million for the three months ended March 31, 2007. On a constant dollar basis, revenue for the three months ended March 31, 2008 would have increased $6.7 million, or 23.8% to $34.9 million. Excluding the benefit of foreign exchange, international services division revenues increased primarily though the inclusion of a full quarter of revenue from the Dialect acquisition, higher transaction volumes and increased broadband connections from POS customers in Europe and Asia Pacific and additional connections from financial service customers. Revenues from our U.K. subsidiaries increased $2.1 million, or 13.7%, to $17.3 million for the three months ended March 31, 2008, from $15.2 million for the three months ended March 31, 2007. On a constant dollar basis revenue for the U.K. subsidiary for the three months ended March 31, 2008 would have increased $1.9 million, or 12.3%, to $17.1 million. Future revenue growth in the international services division depends on a number of factors including the success of our POS and financial service products in countries we have recently entered, the success of our new product offerings and the successful integration of our card-not-present service offerings through our acquisition of Dialect.

POS division. Revenues from the POS division decreased $1.4 million, or 7.3%, to $18.4 million for the three months ended March 31, 2008, from $19.8 million for the three months ended March 31, 2007. Included in POS revenue for the three months ended March 31, 2008 is $0.4 million in pass-through revenues compared with $0.6 million for the three months ended March 31, 2007. POS dial-up transaction volumes decreased 8.5% to 1.3 billion transactions for the three months ended March 31, 2008, from 1.4 billion transactions for the three months ended March 31, 2007. Revenues from the POS division decreased primarily from the decrease in dial-up transaction counts resulting from a customer moving a portion of its traffic with the stated purpose of increasing its vendor diversification. This was partially offset by revenue generated from our managed broadband products. Growth in the POS division depends on a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

Telecommunication services division. Revenues from the telecommunication services division increased $2.9 million, or 19.7%, to $17.8 million for the three months ended March 31, 2008, from $14.9 million for the three months ended March 31, 2007. Included in TSD revenue for the three months ended March 31, 2008 is $1.8 million in pass-through revenues compared with $1.2 million for the three months ended March 31, 2007. Excluding the increase in pass-through revenues, revenues increased $2.3 million, or 17.7% due to an increase in network and database access services provided to cable companies that enable them to provide telephony services to their customers which more than offset the effects of pricing compression upon renewal of certain customer contracts. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons.

Financial services division. Revenues from the financial services division increased $1.0 million, or 10.3%, to $10.7 million for the three months ended March 31, 2008, from $9.7 million for the three months ended March 31, 2007. The increase in revenues was due to increases in new customer endpoint installations as well as increases in connectivity between existing customers and increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times.

Cost of network services. Cost of network services increased $1.8 million, or 4.7%, to $40.7 million for the three months ended March 31, 2008, from $38.9 million for the three months ended March 31, 2007. On a constant dollar basis, cost of network services would have increased $0.9 million, or 2.3%, to $39.8 million. Cost of network services were 48.4% of revenues for the three months ended March 31, 2008, compared to 53.5% of revenues for the three months ended March 31, 2007. Excluding the effect of foreign exchange, the increase in cost of network services resulted from higher volumes in our international services, telecommunications services, and financial services divisions which was partially offset by declines in transaction volumes in our POS division, as mentioned above, as well as reductions in the cost of services provided to us through focus on cost control of key suppler contracts in our POS and telecommunication services divisions.

Gross profit represented 51.6% of total revenues for the three months ended March 31, 2008, compared to 46.5% for the three months ended March 31, 2007. Excluding $2.2 million and $1.9 million in total pass-through revenues for the three months ended March 31, 2008 and 2007, respectively, gross margin would have been approximately 53.0% compared to 51.6%. The improvement in gross margin from last year is a result of increased contribution from our international services division, our highest gross margin division, and improvement in the gross margins of our POS division as we worked to lower the cost of services provided to us.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $0.8 million, or 13.2%, to $7.2 million for the three months ended March 31, 2008, from $6.4 million for the three months ended March 31, 2007. On a constant dollar basis, engineering and development expense would have increased $0.2 million, or 9.1% to $6.6 million. Engineering and development expense represented 8.6% of revenues for the three months ended March 31, 2008 and 8.8% of revenues for the three months ended March 31, 2007. Included in engineering and development expense for the three months ended March 31, 2008 and 2007 is stock compensation expense of $0.5 million and $0.8 million, respectively. The $0.3 million decrease in stock compensation expense related to the decision by the Board of Directors to allow for dividend equivalent payments on the outstanding restricted stock units as of March 31, 2007. Excluding the decrease in stock compensation, engineering and development expense increased primarily as a result of the employees added from our acquisition of Dialect in Australia and the expense related to our investment in our product development initiatives.

Selling, general and administrative expense. Selling, general and administrative expenses increased $2.2 million, or 13.2%, to $19.4 million for the three months ended March 31, 2008, from $17.2 million for the three months ended March 31, 2007. On a constant dollar basis, selling, general and administrative expenses would have increased $0.6 million, or 8.9%, to $17.8 million. Selling, general and administrative expenses represented 23.1% of revenues for the three months ended March 31, 2008, compared to 23.6% of revenues for the three months ended March 31, 2007. Included in selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 is $2.2 million and $2.1 million of stock compensation expense, respectively. The increase in stock compensation expense relates primarily to additional grants during the year which was partially offset by the $1.0 million charge related to the modification of restricted stock units, as mentioned above. Included in selling, general and administrative expenses for the three months ended March 31, 2008 is $0.9 million pre-tax benefit associated with the settlement of a state sales tax liability. Included in selling, general and administrative expenses for the three months ended March 31, 2007 is $0.8 million in severance expenses associated with the departure of certain executives. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $2.2 million to $16.5 million, or 20.2% of revenues, for the three months ended March 31, 2008 from $14.3 million, or 19.6% of revenues, for the three months ended March 31, 2007. This increase in selling, general and administrative expenses relates primarily to the exmployees added from our acquisition of Dialect in Australia as well as expenses required to support our revenue growth  primarily in the international services division.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.2 million, or 2.8%, to $6.0 million for the three months ended March 31, 2008, from $5.8 million for the three months ended March 31, 2007. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $0.1 million, or 1.7% to $5.9 million. Depreciation and amortization of property and equipment represented 7.1% of revenues for the three months ended March 31, 2008, compared to 8.0% of revenues for the three months ended March 31, 2007. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth in the international services division.

Amortization of intangible assets. Amortization of intangible assets was $6.1 million for the three months ended March 31, 2008, and 2007. On a constant dollar basis, amortization of intangible assets would have decreased $0.2 million, or 3.2% to $5.9 million. The amortization of intangible assets for the three months ended March 31, 2008 and 2007 relates solely to the intangible assets resulting from acquisitions. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2008 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $20.5 million as of March 31, 2008. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of March 31, 2008.

Interest expense. Interest expense decreased $0.2 million to $3.7 million for the three months ended March 31, 2008, from $3.9 million for the three months ended March 31, 2007. Included in interest expense for the three months ended March 31, 2007 is a charge of $1.4 million related to the acceleration of deferred financing costs as a result of the recapitalization supporting our special dividend. Excluding this charge, interest expense increased primarily as a result of increased borrowings under our 2007 credit facility as a result of the recapitalization to support our special dividend.

Interest income. Interest income was $0.2 million for the three months ended March 31, 2008 and 2007.

Other income, net. Other income, net was $0.1 million for the three months ended March 31, 2008 compared to $0.6 million for the three months ended March 31, 2007. Included in other income, net for the three months ended March 31, 2007 is a gain on the sale of an asset of $0.2 million and a gain on foreign currency translation of approximately $0.3 million due to fluctuations in the value of the U.S. dollar as compared with foreign currencies, principally, the euro and the British pound, versus a gain on foreign currency translation of $0.1 million for the three months ended March 31, 2008.

Income tax benefit. For the three months ended March 31, 2008, our income tax benefit was approximately $0.4 million compared to $1.6 million for the three months ended March 31, 2007. The decrease in our income tax benefit is primarily related to higher income in foreign jurisdictions that cannot be offset by losses in other jurisdictions.

During 2007, we implemented an updated transfer pricing policy which we believe will significantly reduce the overall effective tax rate on our international earnings. The updated policy more closely aligns our international tax structure with our business operations. Our effective tax rate on international earnings for 2007 was 27.7% due to realizing a partial benefit from the updated policy in 2007. However, we expect our tax rate on future international earnings to be in the range of 15% to 20%. The actual tax rate on international earnings for the three months ended March 31, 2008 was 18.3%. Our effective tax rate for the three months ended March 31, 2008 and March 31, 2007 was (28.2)% and 33.3%, respectively.

Equity in net loss of unconsolidated affiliates. Equity net loss of unconsolidated affiliates for the three months ended March 31, 2008 was zero, compared to a loss of $0.1 million for the three months ended March 31, 2007. As of March 31, 2008, the carrying value of our investment in AK Jensen, Inc. was $0.7 million.

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

Our operations provided us cash of $15.7 million for the three months ended March 31, 2008, which was attributable to net income of $1.6 million, depreciation, amortization and other non-cash charges of $13.3 million and an decrease in working capital of $0.8 million. Our operations provided us cash of $8.4 million for the three months ended March 31, 2007, which was attributable to a net loss of $3.2 million, depreciation, amortization and other non-cash charges of $16.3 million and an increase in working capital of $4.7 million.

We used cash of $6.7 million in investing activities for the three months ended March 31, 2008, which comprised solely of capital expenditures to support our revenue growth. We used cash of $2.7 million in investing activities for the three months ended March 31, 2007, which comprised $4.9 million of capital expenditures to support our revenue growth offset by proceeds of $2.2 million from the sale of a non-strategic asset.

We used cash of $4.5 million from financing activities for the three months ended March 31, 2008, which includes $4.0 million of voluntary pre-payments on our 2007 senior secured credit facility. We used cash of $4.3 million from financing activities for the three months ended March 31, 2007, which includes net proceeds of $222 million from our 2007 senior secured credit facility, of which $102 million was held as restricted cash for payment of our net special dividend in April 2007 and the repayment of our 2005 amended and restated senior secured credit facility of $123 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2008, we had $201.5 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on March 31, 2008 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $2.0 million to our annual interest expense.

As of March 31, 2008, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 20 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, German, India, Ireland, Italy, Japan, Mexico, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the Netherlands. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three months ended March 31, 2008, we recorded a gain on foreign currency transactions of approximately $0.1 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There have been no significant changes during the three months ended March 31, 2008 covered by this report in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is contained in Note 8 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A.  Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

TNS, Inc. (Registrant)

Date: May 12, 2008	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Executive Officer

Date: May 12, 2008	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer