Form 10-Q
period 2008-06-30
TNS INC
filed 2008-08-11
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Shares Outstanding as of July 1, 2008

24,943,767 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	June 30,
	2007	2008
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$17,805	$22,494
Accounts receivable, net of allowance for doubtful accounts of $3,093 and $3,423, respectively	75,112	80,946
Prepaid expenses	6,765	7,581
Deferred tax assets	2,800	2,027
Other current assets	5,952	6,358
Total current assets	108,434	119,406
Property and equipment, net	55,376	57,741
Identifiable intangible assets, net	180,330	170,854
Goodwill	13,513	13,225
Deferred tax assets, net	21,110	24,251
Other assets	4,335	4,659
Total assets	$383,098	$390,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$57,069	$63,096
Deferred revenue	18,521	23,196
Total current liabilities	75,590	86,292
Long-term debt, net of current portion	205,500	187,500
Deferred tax liability	5,537	2,671
Other liabilities	4,199	2,524
Total liabilities	290,826	278,987
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,274,195 shares issued and 24,258,942 shares outstanding and 25,042,932 shares issued and 24,943,767 shares outstanding, respectively	24	25
Treasury stock, 15,253 shares and 99,165 shares, respectively	(239)	(1,800)
Additional paid-in capital	131,485	146,404
Accumulated deficit	(44,278)	(41,652)
Accumulated other comprehensive income	5,280	8,172
Total stockholders’ equity	92,272	111,149
Total liabilities and stockholders’ equity	$383,098	$390,136

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues	$79,361	$90,148	$152,022	$174,273
Operating expenses:
Cost of network services, exclusive of the items shown separately below	40,174	42,225	79,046	82,932
Engineering and development	6,641	7,669	13,003	14,868
Selling, general, and administrative	17,581	20,955	34,755	40,400
Depreciation and amortization of property and equipment	5,433	6,094	11,237	12,061
Amortization of intangible assets	5,972	6,359	12,083	12,457
Total operating expenses	75,801	83,302	150,124	162,718
Income from operations	3,560	6,846	1,898	11,555
Interest expense	(4,221)	(2,631)	(8,189)	(6,340)
Interest income	429	148	674	327
Other income (expense), net	491	(290)	1,136	(221)
Income (loss) before income tax benefit and equity in net loss of unconsolidated affiliates	259	4,073	(4,481)	5,321
Income tax (provision) benefit	(285)	(2,977)	1,292	(2,625)
Equity in net income (loss) of unconsolidated affiliates	563	(70)	499	(70)
Net income (loss)	$537	$1,026	$(2,690)	$2,626

Basic and diluted net income (loss) per common share	$0.02	$0.04	$(0.11)	$0.11
Basic weighted average common shares outstanding	24,208,755	24,699,262	24,172,212	24,504,459
Diluted weighted average common shares outstanding	24,219,660	25,274,241	24,172,212	25,002,074
Dividends declared per common share	$—	$—	$4.00	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30
	2007	2008
Cash flows from operating activities:
Net (loss) income	$(2,690)	$2,626
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items	30,462	27,814
Working capital items	(610)	(637)
Net cash provided by operating activities:	27,162	29,803
Cash flows from investing activities
Purchases of property and equipment	(10,302)	(13,718)
Proceeds from sale of property and equipment	2,163	—
Proceeds from sale of investment in unconsolidated affiliate	625	—
Cash paid for business acquisitions, net of cash acquired	(4,166)	—
Net cash used in investing activities:	(11,680)	(13,718)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs of $3,051	221,949	—
Payment of special dividend, $4 per common share	(98,293)	—
Repayments of long-term debt	(132,313)	(18,000)
Proceeds from stock option exercises, inclusive of tax benefit	31	8,946
Payment of long-term debt financing costs	—	(75)
Purchase of treasury stock	(698)	(1,561)
Net cash used in financing activities	(9,324)	(10,690)
Effect of exchange rates on cash and cash equivalents	(559)	(706)
Net increase in cash and cash equivalents	5,599	4,689
Cash and cash equivalents, beginning of period	17,322	17,805
Cash and cash equivalents, end of period	$22,921	$22,494

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,151	$2,476
Cash paid for income taxes	$3,409	$2,748

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for fair presentation of the periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 17, 2008, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2007.

Dividends and Recapitalization

On March 28, 2007, the Company’s board of directors declared a special dividend of $4.00 per common share, which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the Revolving Facility). The Company used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend, and for general corporate purposes.

Capital Structure

During the six months ended June 30, 2008, the Company issued 487,250 shares of common stock following the exercise of stock options and 281,487 shares of common stock following the vesting of restricted stock units. During the six months ended June 30, 2007, the Company issued 1,718 shares of common stock following the exercise of stock options and 138,366 shares of common stock following the vesting of restricted stock units. The Company purchased 83,912 and 42,145 of treasury shares following the vesting of restricted stock units during the six months ended June 30, 2008 and 2007, respectively. The Company retired 73,878 treasury shares during the six months ended June 30, 2007. The Company retired 99,165 treasury shares in July 2008.

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

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation, and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed by the Company as incurred. The Company recognizes a liability for telecommunications charges based upon network services utilized at historical invoiced rates. Depreciation expense on network equipment and amortization expense on developed technology are excluded from cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in the accompanying condensed consolidated statements of operations.

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

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated statements of operations (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Cost of network services	$222	$249	$474	$576
Engineering and development	421	300	1,177	755
Selling, general and administrative	1,680	2,536	3,772	4,719
	$2,323	$3,085	$5,423	$6,050

On March 28, 2007 the Company’s Board of Directors decided to allow the outstanding restricted stock units to receive dividend equivalent payments. As a result of this decision, the Company recorded $1.5 million of stock-based compensation, which is included in the $5.4 million of stock-based compensation mentioned above for the six months ended June 30, 2007. The $1.5 million charge related to this decision is reported as follows in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007: $0.1 million is included in cost of network services, $0.4 million is included in engineering and development and $1.0 million is included in selling, general and administrative expenses. This modification increased net loss per share by $0.04 per share. As of June 30, 2008, there was a total of $16.5 million of deferred compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended June 30, 2007, the Company granted 323,324 stock options and 325,902 restricted stock units at weighted average estimated fair values of $6.20 and $12.35, respectively. During the six months ended June 30, 2007, the Company granted 332,324 stock options and 464,927 restricted stock units at weighted average estimated fair values of $6.26 and $14.36, respectively. During the three months ended June 30, 2008, the Company granted 9,500 stock options and 2,550 restricted stock units at weighted average estimated fair values of $9.68 and $23.00, respectively. During the six months ended June 30, 2008, the Company granted 25,000 stock options and 20,100 restricted stock units at weighted average estimated fair values of $7.92 and $17.00, respectively.

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

In May 2007, the Company put in place a long-term performance-based stock compensation plan (the 2007 Equity Performance Plan). The actual payout under the Company’s 2007 Equity Performance Plan was 147% of the targeted payout, the results of which were approved by the Company’s board of directors in February 2008. The total performance-based awards issued under the Company’s 2007 Equity Performance Plan were 576,076 stock options and 236,341 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.23 and $12.39, respectively.  As of June 30, 2008, there was a total of $1.9 million of deferred compensation expense related to these performance-based awards which is included in the $16.5 million total deferred compensation cost mentioned previously.

In February 2008, the Company put in place a long-term performance-based stock compensation plan (the 2008 Equity Performance Plan). The target payout under the 2008 Equity Performance Plan may range from 0% to 100% of an employee’s target payout. The total number of awards that would be issued under the Company’s 2008 Equity Performance Plan, assuming that the target payout level was achieved, would be 253,266 stock options and 248,142 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.78 and $16.15, respectively.  As of June 30, 2008, there was a total of $4.3 million of deferred compensation expense related to these performance based awards which is included in the $16.5 million total deferred compensation cost mentioned above.

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

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $326,000 and $40,000 for the six months ended June 30, 2007 and June 30, 2008, respectively. Of the $4.4 million liability for unrecognized income tax benefits as of June 30, 2008, the Company’s accrual for potential interest and penalties associated with uncertain tax positions was $185,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2004 through 2007.  With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign tax examinations for the tax years prior to 2004.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands)

Balance as of January 1, 2008	$3,863
Additions for tax positions related to the current period	400
Balance as of June 30, 2008	$4,263

The entire balance of unrecognized tax benefits as of June 30, 2008 would impact the effective tax rate if recognized.

The Company’s effective tax rate for the six months ended June 30, 2007 and June 30, 2008 of 33.3% and 49.9%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate.

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

2.             Acquisition and Long-term Investments

Dialect Payment Technologies, Pty Limited Acquisition

On June 8, 2007, the Company acquired all of the outstanding shares of Dialect Payment Technologies Pty Limited (Dialect), an Australian provider of internet payment gateway services to the card-not-present transaction market, for a purchase price of $4.2 million, plus direct acquisition costs of approximately $0.4 million. The purchase price includes approximately $0.9 million which is currently held in escrow and which may be refundable to the Company depending on the performance of a particular customer contract. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The Company purchased Dialect primarily to expand its current suite of POS product offerings. The purchase price for Dialect was allocated as follows (in thousands):

Current assets	$580
Accounts receivable	964
Property and equipment	866
Developed technology	6,315
Customer relationships	5,132
Tradename	168
Non-compete agreements	946
Deferred tax asset	206
Accounts payable, accrued expenses and other liabilities	(1,983)
Deferred revenue	(8,608)
Net assets acquired	$4,586

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

3.             Long-term Debt

On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of June 30, 2008. The Revolving Facility matures March 27, 2013. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by the Company. The Company made voluntary pre-payments on the Term Facility totaling $18.0 million during the six months ended June 30, 2008.

As of June 30, 2008, the total scheduled remaining payments on the Term Facility are as follows (in thousands):

Six months ending December 31, 2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	187,500
$187,500

Interest on the outstanding balances under the Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the Wall Street Journal published “base rate on corporate loans posted by at least 75% of the nation’s largest banks” or the federal funds rate plus 50 basis points (the “Base Rate”), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility is payable, at the Company’s option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. For the six months ended June 30, 2008, borrowings on the Term Facility bore interest at the LIBOR rate (4.5% as of June 30, 2008, inclusive of 2.0% margin).  The weighted average interest rate for the six months ended June 30, 2008 was 6.4%.  The weighted average interest rate for the six months ended June 30, 2007 was 7.3%.  The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.

The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

The terms of the 2007 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of June 30, 2008, the Company was required to maintain a leverage ratio of less than 3.1 to 1.0. The maximum leverage ratio continues to decline over the term of the 2007 Credit Facility. The Company’s leverage ratio as of June 30, 2008 was 2.2 to 1.0. The 2007 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of June 30, 2008.

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

4.             Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax effect are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net income (loss)	$537	$1,026	$(2,690)	$2,626
Foreign currency translation adjustments	525	452	918	2,892
Total comprehensive income (loss)	$1,062	$1,478	$(1,772)	$5,518

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net income (loss)	$537	$1,026	$(2,690)	$2,626
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,208,755	24,699,262	24,172,212	24,504,459
Treasury stock effect of outstanding options to purchase	—	271,081	—	296,941
Treasury stock effect of unvested restricted stock units	10,905	303,898	—	200,674
Diluted weighted average common shares outstanding	24,219,660	25,274,241	24,172,212	25,002,074

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.02	$0.04	$(0.11)	$0.11

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
ISD	$32,380	$42,608	$60,587	$79,778
POS	20,754	19,145	40,553	37,500
TSD	16,109	16,814	31,022	34,668
FSD	10,118	11,581	19,860	22,327
Total revenues	$79,361	$90,148	$152,022	$174,273

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
ISD	$11,727	$16,718	$16,346	$29,597
North Ameirca	5,561	5,666	14,295	12,526
Total EBITDA before stock compensation expense	$17,288	$22,384	$30,641	$42,123

EBITDA before stock compensation expense differs from income (loss)before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
EBITDA before stock compensation expense	$17,288	$22,384	$30,641	$42,123
Reconciling items:
Depreciation and amortization of property and equipment	(5,433)	(6,094)	(11,237)	(12,061)
Amortization of intangible assets	(5,972)	(6,359)	(12,083)	(12,457)
Stock compensation expense	(2,323)	(3,085)	(5,423)	(6,050)
Interest expense	(4,221)	(2,631)	(8,189)	(6,340)
Interest income and other income (expense), net	920	(142)	1,810	106
Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	$259	$4,073	$(4,481)	$5,321

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,	June 30,
	2007	2008
POS	$114,573	$108,947
ISD	54,430	51,851
TSD	3,760	3,196
FSD	21,080	20,085
Total goodwill and identifiable intangible assets, net	$193,843	$184,079

Geographic Information

The Company sells its services through foreign subsidiaries in Australia, Austria, Bermuda, Canada, France, Germany, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
North America	$46,981	$47,540	$91,435	$94,495
Europe	27,928	33,842	52,580	63,441
Asia-Pacific	4,452	8,766	8,007	16,337
Total revenues	$79,361	$90,148	$152,022	$174,273

Revenues from the Company’s subsidiaries in the United Kingdom were $17.2 million and $19.9 million for the three months ended June 30, 2007 and 2008, respectively. Revenues from the Company’s subsidiaries in the United Kingdom were $32.4 million and $37.2 million for the six months ended June 30, 2007 and 2008, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,	June 30,
	2007	2008
North America	$204,177	$201,532
Europe	53,310	51,630
Asia-Pacific	17,177	17,568
Total long lived assets, goodwill and intangibles	$274,664	$270,730

7.                                     Restructuring Costs

In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $5.6 million of severance associated with its workforce reduction, of which $4.2 million was selling, general and administrative expense, $0.8 million was engineering and development expense and $0.6 million was cost of network services.

During 2007 the Company incurred an additional $3.0 million in severance and benefits, of which $2.7 million was selling, general and administrative expense and $0.3 million was engineering and development expense.

A summary of the liability for the Company’s severance and benefits obligation is as follows (in thousands):

2008
Balance as of January 1	$4,216
Accretion of liability due to the passage of time	39
Effects of foreign currency translation	62
Cash paid	(2,393)
Balance as of June 30	$1,924

The remaining cash expenditures relating to the severance and benefits will be paid through June 2009.

8.                                     Litigation and Claims

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state’s Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2001. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company’s customer paid $212,500 of the settlement payment with the remaining $37,500 paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million reduction in the liability, or $0.02 per share, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2008.

The Company, John J. McDonnell, Jr., the Company’s former Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia. After denying the Company’s motion to dismiss on September 12, 2006, the Court ordered the parties to conduct discovery in the case. In March 2007, the parties agreed to stay further discovery in the case with the Court’s approval pending a mediation designed to reach a settlement resolving the lawsuit. The parties conducted a mediation in April 2007, and subsequently entered into a settlement agreement in February 2008. The settlement agreement provides for a cash settlement payment of $3.6 million to be paid by the Company’s insurer and payment of expenses of plaintiff’s lead counsel not to exceed $50,000. In exchange for the cash settlement payment and expense payment, the Company and all defendants would be released from all claims of class members relating to the action. The Court preliminarily approved the settlement agreement of the parties by an order entered on April 1, 2008, and subsequently granted final approval of the settlement agreement after a fairness hearing on June 20, 2008. We do not expect the final outcome of the lawsuit to have a material adverse affect on our financial condition or operating results. During the year ended December 31, 2006, the Company accrued legal costs of approximately $0.5 million, representing the legal costs to defend itself in this matter not otherwise covered by its insurance carrier.

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

•                 International services. We sell our POS and financial services through our international services division. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides POS and financial services in Australia, Austria, Belgium, Bermuda, Finland, France, Gibraltar, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Norway, Poland, Romania, Singapore, South Korea, Spain, Sweden, Taiwan and Thailand.

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

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenues	$79,361	$90,148	$152,022	$174,273
Operating expenses:
Cost of network services, exclusive of the items shown separately below	40,174	42,225	79,046	82,932
Engineering and development	6,641	7,669	13,003	14,868
Selling, general, and administrative	17,581	20,955	34,755	40,400
Depreciation and amortization of property and equipment	5,433	6,094	11,237	12,061
Amortization of intangible assets	5,972	6,359	12,083	12,457
Total operating expenses	75,801	83,302	150,124	162,718
Income from operations	3,560	6,846	1,898	11,555
Interest expense	(4,221)	(2,631)	(8,189)	(6,340)
Interest income	429	148	674	327
Other income (expense), net	491	(290)	1,136	(221)
Income (loss) before income tax benefit and equity in net loss of unconsolidated affiliates	259	4,073	(4,481)	5,321
Income tax (provision) benefit	(285)	(2,977)	1,292	(2,625)
Equity in net income (loss) of unconsolidated affiliates	563	(70)	499	(70)
Net income (loss)	$537	$1,026	$(2,690)	$2,626

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues. Total revenues increased $10.7 million, or 13.6%, to $90.1 million for the three months ended June 30, 2008, from $79.4 million for the three months ended June 30, 2007. We generate revenues through four operating divisions.

International services division. Revenues from the international services division increased $10.2 million, or 31.6%, to $42.6 million for the three months ended June 30, 2008, from $32.4 million for the three months ended June 30, 2007. On a constant dollar basis, revenue for the three months ended June 30, 2008 would have increased $8.0 million, or 24.7% to $40.4 million. This increase was the result of an additional $4.5 million from higher transaction volumes and increased broadband connections from POS customers in Europe and Asia Pacific, $2.1 million in incremental revenue from our Dialect acquisition and $1.4 million from additional connections from financial services customers. Revenues from our U.K. subsidiaries increased $2.7 million, or 15.9%, to $19.9 million for the three months ended June 30, 2008, from $17.2 million for the three months ended June 30, 2007. On a constant dollar basis, revenue from the U.K. subsidiaries for the three months ended June 30, 2008 would have increased $2.8 million, or 16.7%, to $20.0 million. Future revenue growth in the international services division depends on a number of factors including the success of our POS and financial service products in countries we have recently entered, the success of our new product offerings and the successful integration of our card-not-present service offerings through our acquisition of Dialect.

POS division. Revenues from the POS division decreased $1.7 million, or 7.8%, to $19.1 million for the three months ended June 30, 2008, from $20.8 million for the three months ended June 30, 2007. Included in POS revenue for the three months ended June 30, 2008 is $0.5 million in pass-through revenues compared with $0.7 million for the three months ended June 30, 2007. POS dial-up transaction volumes decreased 8.2% to 1.38 billion transactions for the three months ended June 30, 2008, from 1.51 billion transactions for the three months ended June 30, 2007. Excluding the decrease in pass-through revenues, revenues from the POS division decreased 6.7% to $18.6 from $20.0 million million for the three months ended June 30, 2008 and 2007 respectively due to lower transaction volumes primarily resulting from a customer moving a portion of their traffic off our network for the stated purpose of increasing its vendor diversification. This was partially offset by increased revenue from sales of our managed broadband products. Growth in the POS division depends on a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

Telecommunication services division. Revenues from the telecommunication services division increased $0.7 million, or 4.4%, to $16.8 million for the three months ended June 30, 2008, from $16.1 million for the three months ended June 30, 2007. Included in TSD revenue for the three months ended June 30, 2008 is $1.6 million in pass-through revenues compared with $1.4 million for the three months ended June 30, 2007. Excluding the increase in pass-through revenues, revenues increased $0.5 million, or 3.1% to $15.2 million from $14.7 million for the three months ended June, 30 2008 and 2007 respectively. This increase was primarily due to an increase in network and database access services provided to cable customers and to a lesser extent volume growth from our traditional wireline telecommunications customers which more than offset the effects of pricing compression we experienced in connection with the renewal of certain customer contracts. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons.

Financial services division. Revenues from the financial services division increased $1.5 million, or 14.5%, to $11.6 million for the three months ended June 30, 2008, from $10.1 million for the three months ended June 30, 2007. The increase in revenues was primarily due to increases in new customer endpoint installations and increases in connectivity between existing customers and to a lesser extent from increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times.

Cost of network services. Cost of network services increased $2.1 million, or 5.1%, to $42.2 million for the three months ended June 30, 2008, from $40.2 million for the three months ended June 30, 2007. On a constant dollar basis, cost of network services would have increased $1.2 million, or 3.1%, to $41.4 million. Cost of network services were 46.8% of revenues for the three months ended June 30, 2008, compared to 50.6% of revenues for the three months ended June 30, 2007. Excluding the effect of foreign exchange, the increase in cost of network services resulted primarily from higher volumes in our international services and telecommunications services divisions and to a lesser extent our financial services division. This was partially offset by declines in transaction volumes in our POS division, as mentioned above as well as reductions in the cost of services provided to us through focus on cost control of key suppler contracts in our POS and telecommunication services divisions.

Gross profit represented 53.2% of total revenues for the three months ended June 30, 2008, compared to 49.4% for the three months ended June 30, 2007. The improvement in gross margin from last year is a result of increased contribution from our international services division, our highest gross margin division, and improvement in the gross margins of our POS division as we worked to lower the cost of services provided to us.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $1.0 million, or 15.5%, to $7.7 million for the three months ended June 30, 2008, from $6.6 million for the three months ended June 30, 2007. On a constant dollar basis, engineering and development expense would have increased $0.8 million, or 12.1% to $7.4 million. Engineering and development expense represented 8.5% of revenues for the three months ended June 30, 2008 and 8.4% of revenues for the three months ended June 30, 2007. Included in engineering and development expense for the three months ended June 30, 2008 and 2007 is $1.4 million and $0.3 million, respectively, relating to Dialect. This increase was due to additional headcount to develop our card-not-present gateway application resulting from our acquisition of Dialect in June 2007. Included in engineering and development expense for the three months ended June 30, 2008 and 2007 is stock compensation expense of $0.3 million and $0.4 million, respectively. Excluding the items mentioned above and the effects of foreign exchange, engineering and development expense would have decreased $0.1 million to $5.7 million, or 6.3% of revenues, for the three months ended June 30, 2008 from $6.0 million, or 7.5% of revenues, for the three months ended June 30, 2007.

Selling, general and administrative expense. Selling, general and administrative expenses increased $3.4 million, or 19.2%, to $21.0 million for the three months ended June 30, 2008, from $17.6 million for the three months ended June 30, 2007. On a constant dollar basis, selling, general and administrative expenses would have increased $2.8 million, or 16.2%, to $20.4 million. Selling, general and administrative expenses represented 23.2% of revenues for the three months ended June

30, 2008, compared to 22.2% of revenues for the three months ended June 30, 2007. Included in selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 was $0.8 million and $0.1 million, respectively, relating to Dialect. This increase was due to investment in the sales force to drive sales of our card-not-present gateway application resulting from our acquisition of Dialect in June 2007. Included in selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 is $2.5 million and $1.7 million of stock compensation expense, respectively. The increase in stock compensation expense relates primarily to additional performance based grants made during the year. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $1.3 million to $17.0 million, or 18.9% of revenues, for the three months ended June 30, 2008 from $15.8 million, or 19.9% of revenues, for the three months ended June 30, 2007 due primarily to our planned investment in our business development group that is focused on driving revenue growth from our customers in our domestic and international POS business.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.7 million, or 12.2%, to $6.1 million for the three months ended June 30, 2008, from $5.4 million for the three months ended June 30, 2007. Depreciation and amortization of property and equipment represented 6.8% of revenues for both the three month periods ended June 30, 2008 and 2007. Depreciation expense increased due to capital expenditures made to support our revenue growth, primarily in the international services division.

Amortization of intangible assets. Amortization of intangible assets increased $0.4 million, or 6.5%, to $6.4 million for the three months ended June 30, 2008, from $6.0 million for the three months ended June 30, 2007 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets would have increased $0.1 million, or 2.5% to $6.1 million. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2008 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $20.1 million as of June 30, 2008. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of June 30, 2008.

Interest expense. Interest expense decreased $1.6 million, or 37.7%, to $2.6 million for the three months ended June 30, 2008, from $4.2 million for the three months ended June 30, 2007. Interest expense decreased primarily as a result of the lower effective interest rate associated with our 2007 credit facility and to a lesser extent our reduced debt levels.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2008, compared to $0.4 million for the three months ended June 30, 2007. The decrease in interest income is due to the release of the restricted cash on hand, related to our special cash dividend payment made in April 2007.

Other income (expense), net. Other income (expense), net was an expense of $0.3 million for the three months ended June 30, 2008 compared to income of $0.5 million for the three months ended June 30, 2007. Included in other income (expense), net for the three months ended June 30, 2008 are foreign currency revaluation losses of approximately $0.2 million due to fluctuations in the value of the U.S. dollar principally against the Euro and Pound Sterling, versus a gain on foreign currency revaluation of $0.4 million for the three months ended June 30, 2007.

Income tax provision. For the three months ended June 30, 2008, our income tax provision was approximately $3.0 million compared to $0.3 million for the three months ended June 30, 2007. The increase in our income tax provision is primarily related to higher income in foreign jurisdictions that cannot be offset by losses in other jurisdictions. Our effective tax rate was 74.6% and 34.7% for the three months ended June 30, 2008 and 2007, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Equity in net income (loss) of unconsolidated affiliates. Equity in net income (loss) of unconsolidated affiliates for the three months ended June 30, 2008 was a loss of $0.1 million, compared to income of $0.6 million for the three months ended June 30, 2007. The decrease was due to the gain of $0.6 million on the sale of all of our outstanding shares of our investment in WAY Systems, Inc. during the three months ended June 30, 2007. The loss for the three month period ended June 30, 2008 relates to our investment in AK Jensen, Inc. As of June 30, 2008, the carrying value of our investment in AK Jensen, Inc. was $0.7 million.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues. Total revenues increased $22.2 million, or 14.6%, to $174.2 million for the six months ended June 30, 2008, from $152.0 million for the six months ended June 30, 2007. We generate revenues through four operating divisions.

International services division. Revenues from the international services division increased $19.2 million, or 31.7%, to $79.8 million for the six months ended June 30, 2008, from $60.6 million for the six months ended June 30, 2007. On a constant dollar basis, revenue for the six months ended June 30, 2008 would have increased $14.4 million, or 24.0% to $75.0 million. This increase was the result of $6.1 million from higher transaction volumes and increased broadband connections from POS customers in Europe and Asia Pacific, an incremental $5.6 million from our Dialect acquisition and $2.6 million from additional connections from financial services customers. Revenues from our U.K. subsidiaries increased $4.8 million, or 14.8%, to $37.2 million for the six months ended June 30, 2008, from $32.4 million for the six months ended June 30, 2007. On a constant dollar basis, revenue for the U.K. subsidiary for the six months ended June 30, 2008 would have increased $4.7 million, or 14.6%, to $37.1 million. Future revenue growth in the international services division depends on a number of factors including the success of our POS and financial service products in countries we have recently entered, the success of our new product offerings and the successful integration of our card-not-present service offerings through our acquisition of Dialect.

POS division. Revenues from the POS division decreased $3.0 million, or 7.5%, to $37.5 million for the six months ended June 30, 2008, from $40.5 million for the six months ended June 30, 2007. Included in POS revenue for the six months ended June 30, 2008 is $0.9 million in pass-through revenues compared with $1.4 million for the six months ended June 30, 2007. POS dial-up transaction volumes decreased 8.4% to 2.7 billion transactions for the six months ended June 30, 2008, from 2.9 billion transactions for the six months ended June 30, 2007. Excluding the decrease in pass-through revenues, revenues for the six months ended June 30, 2008 decreased 6.5% to $36.3 from $39.1 million for the six months ended June 30, 2007 due to lower transaction volumes primarily from a customer moving a portion of their traffic off our network for the stated purpose of vendor diversification. This was partially offset by increased revenue from sales of our managed broadband products. Growth in the POS division depends on a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

Telecommunication services division. Revenues from the telecommunication services division increased $3.6 million, or 11.8%, to $34.7 million for the six months ended June 30, 2008, from $31.1 million for the three months ended June 30, 2007. Included in TSD revenue for the six months ended June 30, 2008 is $3.4 million in pass-through revenues compared with $2.7 million for the six months ended June 30, 2007. Excluding the increase in pass-through revenues, revenues increased $2.9 million, or 10.2% to $31.3 million from $28.4 million for the three months ended June 30, 2008 and 2007 respectively. This was due to an increase in network and database access services provided to cable customers and to a lesser extent volume growth from our traditional wireline telecommunications customers which more than offset the effects of pricing compression we experienced in connection with the renewal of certain customer contracts. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons.

Financial services division. Revenues from the financial services division increased $2.4 million, or 12.4%, to $22.3 million for the six months ended June 30, 2008, from $19.9 million for the six months ended June 30, 2007.  The increase in revenues was primarily due to increases in new customer endpoint installations and increases in connectivity between existing customers and to a lesser extent increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times.

Cost of network services. Cost of network services increased $3.9 million, or 4.9%, to $82.9 million for the six months ended June 30, 2008, from $79.0 million for the six months ended June 30, 2007. On a constant dollar basis, cost of network services would have increased $2.2 million, or 2.8%, to $81.2 million. Cost of network services were 47.6% of revenues for the six months ended June 30, 2008, compared to 52.0% of revenues for the six months ended June 30, 2007. Excluding the effect of foreign exchange, the increase in cost of network services resulted primarily from higher volumes in our international services and telecommunications services divisions and to a lesser extent our financial services division. This which was partially offset by declines in transaction volumes in our POS division, as mentioned above, as well as reductions in the cost of services provided to us through focus on cost control of key suppler contracts in our POS and telecommunication services divisions.

Gross profit represented 52.4% of total revenues for the six months ended June 30, 2008, compared to 48.0% for the six months ended June 30, 2007. The improvement in gross margin from last year is a result of increased contribution from our international services division, our highest gross margin division, and improvement in the gross margins of our POS division as we worked to lower the cost of services provided to us.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $1.9 million, or 14.3%, to $14.9 million for the six months ended June 30, 2008, from $13.0 million for the six months ended June 30, 2007. On a constant dollar basis, engineering and development expense would have increased $1.4 million, or 11.0% to $14.4 million. Engineering and development expense represented 8.5% of revenues for the six months ended June 30, 2008 and 8.6% of revenues for the six months ended June 30, 2007. Included in engineering and development expense for the six months ended June 30, 2008 and 2007 is $2.8 million and $0.3 million, respectively, relating to Dialect. This increase was due to additional headcount to develop our card-not-present gateway application resulting from our acquisition of Dialect in June 2007. Included in engineering and development expense for the six months ended June 30, 2008 and 2007 is stock compensation expense of $0.8 million and $1.2 million, respectively. The $0.4 million decrease in stock compensation expense related to the decision by the Board of Directors to allow for dividend equivalent payments on the outstanding restricted stock units as of June 30, 2007. Excluding these items and the effects of foreign exchange, engineering and development expense would have decreased $0.4 million to $10.9 million, or 6.3% of revenues, for the six months ended June 30, 2008,  from $11.3 million, or 7.4% of revenues, for the six months ended June 30, 2007.

Selling, general and administrative expense. Selling, general and administrative expenses increased $5.7 million, or 16.2%, to $40.4 million for the six months ended June 30, 2008, from $34.7 million for the six months ended June 30, 2007. On a constant dollar basis, selling, general and administrative expenses would have increased $4.6 million, or 13.1%, to $39.3 million. Selling, general and administrative expenses represented 23.2% of revenues for the six months ended June 30, 2008, compared to 22.9% of revenues for the six months ended June 30, 2007. Included in selling, general and administrative expense for the six months ended June 30, 2008 and 2007 is $1.7 million and $0.1 million respectively relating to Dialect. This increase is due to investment in a sales force to drive sales of our card-not-present gateway application resulting from our acquisition of Dialect in June 2007.  Included in selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 is $4.7 million and $3.8 million of stock compensation expense, respectively. The increase in stock compensation expense relates primarily to additional performance-based grants made during the year and was partially offset by expense of $1.0 million related to the decision by the Board of Directors to allow for dividend equivalent payments on the outstanding stock units as of March 31, 2007. Included in selling, general and administrative expenses for the six months ended June 30, 2008 is $0.9 million pre-tax benefit associated with the settlement of a state sales tax liability. Included in selling, general and administrative expenses for the six months ended June 30, 2007 is $0.8 million in severance expenses associated with the departure of certain executives. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $3.8 million to $33.8 million, or 19.4% of revenues, for the six months ended June 30, 2008 from $30.0 million, or 19.7% of revenues, for the six months ended June 30, 2007. This increase relates primarily to our planned investment in our business development group that is focused on driving revenue growth from our customers in our domestic and international POS business and to a lesser extent to support our revenue growth in the international services division.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.8 million, or 7.3%, to $12.0 million for the six months ended June 30, 2008, from $11.2 million for the six months ended June 30, 2007. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $0.6 million, or 5.6% to $11.8 million. Depreciation and amortization of property and equipment represented 6.9% of revenues for the six months ended June 30, 2008, compared to 7.4% of revenues for the six months ended June 30, 2007. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth in the international services division.

Amortization of intangible assets. Amortization of intangible assets increased $0.4 million, or 3.1%, to $12.5 million for the six months ended June 30, 2008, from $12.1 million for the six months ended June 30, 2007 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets for the six months ended June 30, 2008 remained unchanged. Included in amortization expense for the six months ended June 30, 2008, was an incremental $0.7 million related to the acquisition of Dialect which was offset by a decrease in expense of $0.6 million as certain intangible assets reached the end of their useful lives. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2008 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $20.1 million as of June 30, 2008. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of June 30, 2008.

Interest expense. Interest expense decreased $1.9 million, or 22.6%, to $6.3 million for the six months ended June 30, 2008, from $8.2 million for the six months ended June 30, 2007. Included in interest expense for the six months ended June 30, 2007 is a charge of $1.4 million related to the acceleration of deferred financing costs as a result of the recapitalization in March 2007 supporting our special dividend. Excluding this charge, interest expense decreased $0.5 million due to the lower effective interest rate associated with our 2007 credit facility partially offset by the effects of a higher average balance resulting from our recapitalization in March 2007 supporting the special dividend.

Interest income. Interest income was $0.3 million for the six months ended June 30, 2008 compared to $0.7 million for the six months ended June 30, 2007. The decrease in interest income is due to the release of the restricted cash on hand, related to our special cash dividend payment made in April 2007.

Other income (expense), net. Other income (expense), net was an expense of $0.2 million for the six months ended June 30, 2008 compared to income of $1.1 million for the six months ended June 30, 2007. Included in other income (expense), net for the six months ended June 30, 2008 are foreign currency revaluation losses of approximately $0.1 million due to fluctuations in the value of the U.S. dollar, principally against the Euro and Pound Sterling, versus a gain on foreign currency revaluation of $0.7 million for the three months ended June 30, 2007. Included in other income (expense), net for the six months ended June 30, 2007 is a gain on the sale of an asset of $0.3 million.

Income tax (provision)  benefit. For the six months ended June 30, 2008, our income tax provision was $2.6 million compared to a benefit of $1.3 million for the six months ended June 30, 2007.  The increase in our income tax provision is primarily related to higher income in foreign jurisdictions that cannot be offset by losses in other jurisdictions.  Our effective tax rate was 49.9% and 33.3% for the six months ended June 30, 2008 and 2007, respectively.  Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Equity in net income (loss) of unconsolidated affiliates. Equity in net income (loss) of unconsolidated affiliates for the six months ended June 30, 2008 was a loss of $0.1 million, compared to income of $0.5 million for the six months ended June 30, 2007. The decrease was due primarily to the realized gain of $0.6 million on the sale of all our outstanding shares of our investment in WAY Systems, Inc. during the six months ended June 30, 2007. The loss for the three month period ended June 30, 2008 relates to our investment in AK Jensen, Inc.  As of June 30, 2008, the carrying value of our investment in AK Jensen, Inc. was $0.7 million.

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

Our operations provided us cash of $29.8 million for the six months ended June 30, 2008, which was attributable to net income of $2.6 million, depreciation, amortization and other non-cash charges of $27.8 million and an increase in working capital of $0.6 million. Our operations provided us cash of $27.2 million for the six months ended June 30, 2007, which was attributable to a net loss of $2.7 million, depreciation, amortization and other non-cash charges of $30.5 million and an increase in working capital of $0.6 million.

We used cash of $13.7 million in investing activities for the six months ended June 30, 2008, which comprised solely of capital expenditures to support our revenue growth. We used cash of $11.7 million in investing activities for the six months ended June 30, 2007, which included $4.2 million for our acquisition of Dialect, $10.3 million in capital expenditures to support our revenue growth, and proceeds of $2.2 million from the sale of non-strategic property and equipment and $0.6 million from the sale of all of our outstanding shares of our investment in WAY Systems.

We used cash of $10.7 million from financing activities for the six months ended June 30, 2008, which includes $18.0 million of voluntary pre-payments on our 2007 senior secured credit facility and $8.9 million in proceeds from stock options exercised during the three months ended June 30, 2008. We used cash of $9.3 million from financing activities for the six months ended June 30, 2007, which includes net proceeds of $222 million from our 2007 senior secured credit facility, of which $98.3 million was used for payment of a special dividend and $123.3 million was used to repay our 2005 amended and restated senior secured credit facility. In addition, we made voluntary pre-payments of $9.0 million on our 2007 senior secured credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2008, we had $187.5 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on June 30, 2008 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase in these rates could add an additional $1.9 million to our annual interest expense.

As of June 30, 2008, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 20 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, German, India, Ireland, Italy, Japan, Mexico, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the Netherlands. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound, euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three and six months ended June 30, 2008, we recorded loss on foreign currency transactions of approximately $0.2 million and $0.1 million, respectively.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.

There have been no changes during the three and six months ended June 30, 2008 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

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

None.

Item 3.              Default Upon Senior Securities

None.

Item 4.              Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 22, 2008. The stockholders voted on the following matters as set forth in the proxy statement:

1.  ELECTION OF DIRECTORS. The stockholders voted to elect five directors to a one-year term expiring at the annual meeting of stockholders in 2009. The voting tabulation for each nominee was as follows:

Director	Votes in Favor	Votes Withheld

John B. Benton	20,661,449	2,522,068

Stephen X. Graham	19,925,199	3,258,318

Henry H. Graham, Jr.	21,008,976	2,174,541

Jay E. Ricks	19,925,199	3,258,318

John V. Sponyoe	19,887,112	3,296,405

2.  RATIFICATION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current 2008 fiscal year. The voting tabulation was as follows: 23,146,327 votes in favor of the ratification; 35,150 against the ratification; and 2,040 abstentions.

3.  APPROVAL OF AMENDMENT TO THE TNS, INC. 2004 LONG-TERM INCENTIVE PLAN WITH RESPECT TO THE ADDITION OF UP TO 800,000 SHARES. The stockholders approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the Company’s 2004 Long-Term Incentive Plan from 3,847,384 to 4,647,384 shares.  The voting tabulation was as follows: 14,465,962 votes in favor of the increase; 6,578,716 votes against the increase; and 124,813 abstentions.

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

TNS, Inc.
(Registrant)

Date: August 11, 2008	By:	/s/ HENRY H. GRAHAM, JR.

Henry H. Graham, Jr.
Chief Executive Officer

Date: August 11, 2008	By:	/s/ DENNIS L. RANDOLPH, JR.

Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer