Form 10-Q
period 2008-09-30
TNS INC
filed 2008-11-10
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Shares Outstanding as of October 1, 2008

25,020,220 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	September 30,
	2007	2008
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$17,805	$23,016
Accounts receivable, net of allowance for doubtful accounts of $3,093 and $4,098, respectively	75,112	73,628
Prepaid expenses	6,765	5,852
Deferred tax assets	2,800	2,386
Other current assets	5,952	5,411
Total current assets	108,434	110,293
Property and equipment, net	55,376	61,390
Identifiable intangible assets, net	180,330	161,932
Goodwill	13,513	12,345
Deferred tax assets, net	21,110	20,062
Other assets	4,335	4,255
Total assets	$383,098	$370,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$57,069	$58,626
Deferred revenue	18,521	17,406
Total current liabilities	75,590	76,032
Long-term debt, net of current portion	205,500	180,500
Deferred tax liability	5,537	1,025
Other liabilities	4,199	2,467
Total liabilities	290,826	260,024
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,274,195 shares issued and 24,258,942 shares outstanding and 25,034,903 shares issued and 25,020,220 shares outstanding, respectively	24	25
Treasury stock, 15,253 shares and 14,683 shares, respectively	(239)	(335)
Additional paid-in capital	131,485	148,550
Accumulated deficit	(44,278)	(39,765)
Accumulated other comprehensive income	5,280	1,778
Total stockholders’ equity	92,272	110,253
Total liabilities and stockholders’ equity	$383,098	$370,277

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues	$84,542	$88,629	$236,564	$262,903
Operating expenses:
Cost of network services, exclusive of the items shown separately below	42,109	41,274	121,154	124,206
Engineering and development	6,943	7,252	19,946	22,120
Selling, general, and administrative	20,108	20,965	54,863	61,364
Depreciation and amortization of property and equipment	5,977	6,140	17,214	18,201
Amortization of intangible assets	6,282	5,869	18,365	18,327
Total operating expenses	81,419	81,500	231,542	244,218
Income from operations	3,123	7,129	5,022	18,685
Interest expense	(4,299)	(2,390)	(12,488)	(8,730)
Interest income	227	214	901	541
Other income (expense), net	1,139	(902)	2,274	(1,123)
Income (loss) before income tax benefit and equity in net loss of unconsolidated affiliates	190	4,051	(4,291)	9,373
Income tax (provision) benefit	(69)	(2,141)	1,361	(4,766)
Equity in net income (loss) of unconsolidated affiliates	135	(23)	634	(94)
Net income (loss)	$394	$1,887	$(2,296)	$4,513

Basic net income (loss) per common share	$0.02	$0.08	$(0.09)	$0.18
Diluted net income (loss) per common share	$0.02	$0.07	$(0.09)	$0.18
Basic weighted average common shares outstanding	24,217,031	24,989,865	24,187,316	24,667,442
Diluted weighted average common shares outstanding	24,339,155	25,549,865	24,187,316	25,176,857
Dividends declared per common share	$—	$—	$4.00	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended September 30
	2007	2008
Cash flows from operating activities:
Net (loss) income	$(2,296)	$4,513
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items	36,966	45,472
Working capital items	637	(1,497)
Net cash provided by operating activities:	35,307	48,488
Cash flows from investing activities
Purchases of property and equipment	(15,297)	(25,269)
Proceeds from sale of property and equipment	2,164	—
Proceeds from sale of investment in unconsolidated affiliate	888	—
Cash paid for business acquisitions, net of cash acquired	(4,166)	—
Net cash used in investing activities:	(16,411)	(25,269)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs of $3,051	221,949	—
Payment of special dividend, $4 per common share	(98,294)	—
Repayments of long-term debt	(137,812)	(25,000)
Proceeds from stock option exercises, inclusive of tax benefit	51	9,589
Payment of long-term debt financing costs	—	(75)
Purchase of treasury stock	(720)	(1,919)
Net cash used in financing activities	(14,826)	(17,405)
Effect of exchange rates on cash and cash equivalents	(1,943)	(603)
Net increase in cash and cash equivalents	2,127	5,211
Cash and cash equivalents, beginning of period	17,322	17,805
Cash and cash equivalents, end of period	$19,449	$23,016

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,377	$7,719
Cash paid for income taxes	$6,608	$3,818

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 17, 2008, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2007.

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

Capital Structure

During the nine months ended September 30, 2008, the Company issued 523,286 shares of common stock following the exercise of stock options and 337,565 shares of common stock following the vesting of restricted stock units. During the nine months ended September 30, 2007, the Company issued 3,320 shares of common stock following the exercise of stock options and 149,426 shares of common stock following the vesting of restricted stock units. The Company purchased 99,573 and 43,710 of treasury shares following the vesting of restricted stock units during the nine months ended September 30, 2008 and 2007, respectively. The Company retired 100,143 and 73,878 treasury shares during the nine months ended September 30, 2008 and 2007, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Cost of network services	$324	$282	$798	$858
Engineering and development	479	394	1,656	1,148
Selling, general and administrative	3,009	2,650	6,780	7,368
	$3,812	$3,326	$9,234	$9,374

On March 28, 2007 the Company’s Board of Directors decided to allow the outstanding restricted stock units to receive dividend equivalent payments. As a result of this decision, the Company recorded $1.5 million of stock-based compensation, which is included in the $9.2 million of stock-based compensation mentioned above for the nine months ended September 30, 2007. The $1.5 million charge related to this decision is reported as follows in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2007: $0.1 million is included in cost of network services, $0.4 million is included in engineering and development and $1.0 million is included in selling, general and administrative expenses. This modification increased net loss per share by $0.04 per share. As of September 30, 2008, there was a total of $15.8 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended September 30, 2007, the Company granted 10,500 stock options and 150,766 restricted stock units at weighted average estimated fair values of $6.76 and $13.30, respectively. During the nine months ended September 30, 2007, the Company granted 342,824 stock options and 615,693 restricted stock units at weighted average estimated fair values of $6.28 and $14.10, respectively. During the three months ended September 30, 2008, the Company granted 17,520 stock options and 114,176 restricted stock units at weighted average estimated fair values of $9.95 and $23.30, respectively. During the nine months ended September 30, 2008, the Company granted 42,520 stock options and 134,276 restricted stock units at weighted average estimated fair values of $8.75 and $22.36, respectively.

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

In May 2007, the Company put in place a long-term performance-based stock compensation plan (the 2007 Equity Performance Plan). The actual payout under the Company’s 2007 Equity Performance Plan was 147% of the targeted payout, the results of which were approved by the Company’s board of directors in February 2008. The total performance-based awards issued under the Company’s 2007 Equity Performance Plan were 576,076 stock options and 236,341 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.23 and $12.39, respectively.  As of September 30, 2008, there was a total of $1.4 million of unrecognized compensation expense related to these performance-based awards which is included in the $15.8 million total unrecognized compensation cost mentioned previously.

In February 2008, the Company put in place a long-term performance-based stock compensation plan (the 2008 Equity Performance Plan). The target payout under the 2008 Equity Performance Plan may range from 0% to 100% of an employee’s target payout. The total number of awards that would be issued under the Company’s 2008 Equity Performance Plan, assuming that the target payout level was achieved, would be 253,266 stock options and 248,142 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.78 and $16.15, respectively.  As of September 30, 2008, there was a total of $3.3 million of unrecognized compensation expense related to these performance based awards which is included in the $15.8 million total unrecognized compensation cost mentioned above.

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

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $59,000 and $60,000 for the nine months ended September 30, 2007 and September 30, 2008, respectively. Of the $4.7 million liability for unrecognized income tax benefits as of September 30, 2008, the Company’s accrual for potential interest and penalties associated with uncertain tax positions was $205,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

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

Balance as of January 1, 2008	$3,863
Additions for tax positions related to the current period	756
Reductions for tax positions related to prior years	(90)
Balance as of September 30, 2008	$4,529

The entire balance of unrecognized tax benefits as of September 30, 2008 would impact the effective tax rate if recognized.

The Company’s effective tax rate for the nine months ended September 30, 2007 and September 30, 2008 of 37.2% and 51.4%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and increases in FIN 48 reserves due to certain income tax exposures, offset by profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate.

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

2.                                      Acquisition and Long-term Investments

TNS Payment Technologies, Pty Limited Acquisition (formerly Dialect Payment Technologies, Pty Limited)

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

On 22 September 2008, Dialect Payment Technologies Pty Limited changed its name to TNS Payment Technologies Pty Limited.

3.                                      Long-term Debt

On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of September 30, 2008. The Revolving Facility matures March 27, 2013. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by the Company. The Company made voluntary pre-payments on the Term Facility totaling $25.0 million during the nine months ended September 30, 2008.

As of September 30, 2008, the total scheduled remaining payments on the Term Facility are as follows (in thousands):

Three months ending December 31, 2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	180,500
$180,500

Interest on the outstanding balances under the Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the Wall Street Journal published “base rate on corporate loans posted by at least 75% of the nation’s largest banks” or the federal funds rate plus 50 basis points (the “Base Rate”), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility is payable, at the Company’s option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. For the nine months ended September 30, 2008, borrowings on the Term Facility bore interest at the LIBOR rate (4.8% as of September 30, 2008, inclusive of 2.0% margin).  The weighted average interest rate for the nine months ended September 30, 2008 was 6.03%.  The weighted average interest rate for the nine months ended September 30, 2007 was 7.59%.  The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due, monthly, bimonthly or quarterly at the Company’s option.

The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

The terms of the 2007 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of September 30, 2008, the Company was required to maintain a leverage ratio of less than 3.0 to 1.0. The maximum leverage ratio continues to decline over the term of the 2007 Credit Facility. The Company’s leverage ratio as of September 30, 2008 was 2.1 to 1.0. The 2007 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of September 30, 2008.

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

4.                                      Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Net income (loss)	$394	$1,887	$(2,296)	$4,513
Foreign currency translation adjustments	934	(6,395)	1,852	(3,502)
Total comprehensive income (loss)	$1,328	$(4,508)	$(444)	$1,011

5.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the nine months ended September 30, 2007, the treasury stock effect of options to purchase 1,973,367 shares of common stock and 83,651 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Net income (loss)	$394	$1,887	$(2,296)	$4,513
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,217,031	24,989,865	24,187,316	24,667,442
Treasury stock effect of outstanding options to purchase	—	316,949	—	227,885
Treasury stock effect of unvested restricted stock units	122,124	243,051	—	281,530
Diluted weighted average common shares outstanding	24,339,155	25,549,865	24,187,316	25,176,857

Net income (loss) per common share:
Basic net income (loss) per common share	$0.02	$0.08	$(0.09)	$0.18
Diluted net income (loss) per common share	$0.02	$0.07	$(0.09)	$0.18

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

Revenue for the Company’s four business units is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
ISD	$37,947	$41,738	$98,534	$121,516
POS	20,788	18,724	61,341	56,224
TSD	15,427	16,441	46,449	51,109
FSD	10,380	11,726	30,240	34,054
Total revenues	$84,542	$88,629	$236,564	$262,903

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
ISD	$14,161	$15,755	$34,874	$45,352
North Ameirca	5,033	6,709	14,961	19,235
Total EBITDA before stock compensation expense	$19,194	$22,464	$49,835	$64,587

EBITDA before stock compensation expense differs from income (loss)before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
EBITDA before stock compensation expense	$19,194	$22,464	$49,835	$64,587
Reconciling items:
Depreciation and amortization of property and equipment	(5,977)	(6,140)	(17,214)	(18,201)
Amortization of intangible assets	(6,282)	(5,869)	(18,365)	(18,327)
Stock compensation expense	(3,812)	(3,326)	(9,234)	(9,374)
Interest expense	(4,299)	(2,390)	(12,488)	(8,730)
Interest income	227	214	901	541
Other income (expense), net	1,139	(902)	2,274	(1,123)
Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	$190	$4,051	$(4,291)	$9,373

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,	September 30,
	2007	2008
POS	$114,573	$106,428
ISD	54,430	45,349
TSD	3,760	2,913
FSD	21,080	19,587
Total goodwill and identifiable intangible assets, net	$193,843	$174,277

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
North America	$46,595	$46,909	$138,030	$141,422
Europe	29,661	32,992	82,241	96,417
Asia-Pacific	8,286	8,728	16,293	25,064
Total revenues	$84,542	$88,629	$236,564	$262,903

Revenues from the Company’s subsidiaries in the United Kingdom were $18.1 million and $18.9 million for the three months ended September 30, 2007 and 2008, respectively. Revenues from the Company’s subsidiaries in the United Kingdom were $43.2 million and $56.1million for the nine months ended September 30, 2007 and 2008, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,	September 30,
	2007	2008
North America	$204,177	$196,041
Europe	53,310	47,975
Asia-Pacific	17,177	15,968
Total long lived assets, goodwill and intangibles	$274,664	$259,984

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

During the three and nine months ended September 30, 2008 the Company incurred an additional $0.7 million in severance and benefits which was included in selling, general and administrative expense.

A summary of the liability for the Company’s severance and benefits obligation is as follows (in thousands):

2008
Balance as of January 1	$4,216
Severance and benefits from executive departures	700
Accretion of liability due to the passage of time	52
Effects of foreign currency translation	40
Cash paid	(3,886)
Balance as of September 30	$1,122

The remaining cash expenditures relating to the severance and benefits will be paid through June 2009.

8.                                      Litigation and Claims

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state’s Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2001. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company’s customer paid $212,500 of the settlement payment with the remaining $37,500 paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million benefit, or $0.02 per share, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2008.

The Company, John J. McDonnell, Jr., the Company’s former Chief Executive Officer, and Henry H. Graham, Jr., the Company’s Chief Executive Officer, are defendants in a putative class action lawsuit filed in connection with the Company’s public offering of common stock in September 2005 (“Secondary Offering”). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia. After denying the Company’s motion to dismiss on September 12, 2006, the Court ordered the parties to conduct discovery in the case. In March 2007, the parties agreed to stay further discovery in the case with the Court’s approval pending a mediation designed to reach a settlement resolving the lawsuit. The parties conducted a mediation in April 2007, and subsequently entered into a settlement agreement in February 2008. The settlement agreement provides for a cash settlement payment of $3.6 million to be paid by the Company’s insurer and payment of expenses of plaintiff’s lead counsel not to exceed $50,000. In exchange for the cash settlement payment and expense payment, the Company and all defendants would be released from all claims of class members relating to the action. The Court granted final approval of the settlement agreement after a fairness hearing on September 20, 2008. We do not expect the final outcome of the lawsuit to have a material adverse affect on our financial condition or operating results.

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

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; uncertainties related to the updated international tax planning strategy implemented by the Company; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control such as fluctuations in foreign exchange rates; the Company’s substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company’s cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company’s ability to identify, execute or effectively integrate acquisitions; the Company’s ability to identify, execute or effectively integrate future acquisitions; increases in the prices charged by telecommunication providers for services used by the Company; unfavorable foreign exchange movements; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 17, 2008. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

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

•                  Telecommunication services. We provide call signaling services that enable telecommunications service providers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification, toll-free call routing and local number portability, and validation services, such as credit card, calling card, third- party billing and collect calling. Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling services and per-query fees charged for our database access and validation services.

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

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Revenues	$84,542	$88,629	$236,564	$262,903
Operating expenses:
Cost of network services, exclusive of the items shown separately below	42,109	41,274	121,154	124,206
Engineering and development	6,943	7,252	19,946	22,120
Selling, general, and administrative	20,108	20,965	54,863	61,364
Depreciation and amortization of property and equipment	5,977	6,140	17,214	18,201
Amortization of intangible assets	6,282	5,869	18,365	18,327
Total operating expenses	81,419	81,500	231,542	244,218
Income from operations	3,123	7,129	5,022	18,685
Interest expense	(4,299)	(2,390)	(12,488)	(8,730)
Interest income	227	214	901	541
Other income (expense), net	1,139	(902)	2,274	(1,123)
Income (loss) before income tax benefit and equity in net loss of unconsolidated affiliates	190	4,051	(4,291)	9,373
Income tax (provision) benefit	69	(2,141)	1,361	(4,766)
Equity in net income (loss) of unconsolidated affiliates	135	(23)	634	(94)
Net income (loss)	$394	$1,887	$(2,296)	$4,513

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues. Total revenues increased $4.1 million, or 4.8%, to $88.6 million for the three months ended September 30, 2008, from $84.5 million for the three months ended September 30, 2007. We generate revenues through four operating divisions.

International services division. Revenues from the international services division increased $3.8 million, or 10.0%, to $41.7 million for the three months ended September 30, 2008, from $37.9 million for the three months ended September 30, 2007. On a constant dollar basis, revenue for the three months ended September 30, 2008 would have increased a further $40,000. Included in revenue for three months ended September 30, 2007 was $0.7 million in pass-through revenues. There were no pass-through revenues in the three months ended September 30, 2008. Excluding pass-through revenues, revenues from the international services division increased $4.5 million, or 12.2%, to $41.7 million from $37.2 million for the three months ended September 30, 2008 and 2007 respectively. The increase was the result of an additional $3.5 million from higher transaction volumes and increased broadband connections from POS customers in Europe and Asia Pacific and $1.0 million from additional connections from financial services customers. Revenues from our U.K. subsidiaries increased $0.8 million, or 4.5%, to $18.9 million for the three months ended September 30, 2008, from $18.1 million for the three months ended September 30, 2007. On a constant dollar basis, revenue from the U.K. subsidiaries for the three months ended September 30, 2008 would have increased $2.1 million, or 11.6%, to $20.2 million. We have recently seen reductions in POS transaction growth rates in some of the countries in which we operate, in particular the U.K. and France. We attribute this recent trend to the overall weakness in the economy. Future revenue growth in the international services division depends on a number of factors including the number of POS transactions that we process, the success of our POS and financial services products in countries we have recently entered, the success of our new product offerings and the successful integration of our card-not-present service offerings through our acquisition of Dialect.

POS division. Revenues from the POS division decreased $2.1 million, or 9.9%, to $18.7 million for the three months ended September 30, 2008, from $20.8 million for the three months ended September 30, 2007. Included in POS revenue for the three months ended September 30, 2008 was $0.5 million in pass-through revenues compared with $0.7 million for the three months ended September 30, 2007. POS dial-up transaction volumes decreased 11.8% to 1.34 billion transactions for the three months ended September 30, 2008, from 1.52 billion transactions for the three months ended September 30, 2007. Excluding pass-through revenues, revenues from the POS division decreased 9.4% to $18.2 million from $20.1 million for the three months ended September 30, 2008 and 2007, respectively, primarily as a result lower dial-up transaction volumes as a customer moved a portion of its traffic off our network for the stated purpose of increasing its vendor diversification and to a lesser extent we have recently seen a decrease in transaction volumes which we attribute to the current weakness in the economy and decreases related to price compression following the renewal of certain customer contracts.

This was partially offset by increased revenue from sales of our managed broadband products. Growth in the POS division depends on a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

Telecommunication services division. Revenues from the telecommunication services division increased $1.0 million, or 6.6%, to $16.4 million for the three months ended September 30, 2008, from $15.4 million for the three months ended September 30, 2007. This increase was primarily due to an increase in network and database access services provided to cable customers and to a lesser extent volume growth from our traditional wireline telecommunications customers which more than offset the effects of lower caller name database access volumes and pricing compression we experienced in connection with the renewal of certain customer contracts. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons.

Financial services division. Revenues from the financial services division increased $1.3 million, or 13.0%, to $11.7 million for the three months ended September 30, 2008, from $10.4 million for the three months ended September 30, 2007. The increase in revenues was primarily due to increases in new customer endpoint installations and increases in connectivity between existing customers and to a lesser extent from increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We continue to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times.  We also expect that the current difficulties in the financial services sectors may have a negative impact on our future growth rates for the financial services division.

Cost of network services. Cost of network services decreased $0.8 million, or 2.0%, to $41.3 million for the three months ended September 30, 2008, from $42.1 million for the three months ended September 30, 2007. On a constant dollar basis, cost of network services would have decreased $0.7 million, or 1.8%, to $41.4 million. Cost of network services were 46.6% of revenues for the three months ended September 30, 2008, compared to 49.8% of revenues for the three months ended September 30, 2007. Excluding the effect of foreign exchange, the decrease in cost of network services resulted primarily from decreases in POS dial-up transaction volumes and to a lesser extent from decreases in caller name database access volumes in our telecommunication services division. These decreases were partially offset by the increases in POS transaction volumes and broadband connections in our international services division and to a lesser extent from increases in customer endpoints in our financial services division.

Gross profit represented 53.4% of total revenues for the three months ended September 30, 2008, compared to 50.2% for the three months ended September 30, 2007. This improvement in gross margin from last year is primarily a result of increased contributions from our international services and financial services divisions, our highest gross margin divisions, and to a lesser extent from improvements in the gross margin of the telecommunication services division due to a change in the product mix towards higher margin products.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $0.3 million, or 4.4%, to $7.3 million for the three months ended September 30, 2008, from $6.9 million for the three months ended September 30, 2007. Engineering and development expense represented 8.2% of revenues for the three months ended September 30, 2008 and 2007. Included in engineering and development expense for the three months ended September 30, 2008 and 2007 is stock compensation expense of $0.4 million and $0.5 million, respectively.  Capitalized software development costs, which are offset against engineering and development costs, increased $0.8 million to $1.8 million from $0.9 million for the three month period ended September 30, 2008 and 2007, respectively. The increase in capitalized software development costs is primarily due to our planned investment to develop our card-not-present payment gateway, and to a lesser extent from development of our back-office systems to enhance our internal reporting and network monitoring capabilities.  Excluding the items mentioned above and the effects of foreign exchange, engineering and development expense before the capitalization of software development costs would have increased $1.2 million to $8.6 million, or 9.7% of revenues, for the three months ended September 30, 2008 from $7.4 million, or 8.8% of revenues, for the three months ended September 30, 2007.  This increase is primarily due to increased headcount to support our IP financial services and POS division service offerings, and to a lesser extent our investment in the development of our card-not-present payment gateway.

Selling, general and administrative expense. Selling, general and administrative expenses increased $0.9 million, or 4.3%, to $21.0 million for the three months ended September 30, 2008, from $20.1 million for the three months ended September 30, 2007. On a constant dollar basis, selling, general and administrative expenses would have increased $0.7 million, or 3.6%, to $20.8 million. Selling, general and administrative expenses represented 23.7% of revenues for the three months ended September

30, 2008, compared to 23.8% of revenues for the three months ended September 30, 2007. Included in selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 is $2.7 million and $3.0 million of stock compensation expense, respectively.  Included in selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 is $0.7 million and $1.1 million in severance charges, respectively.  Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have been increased to $17.5 million, or 19.8% of revenues, from $16.0 million, or 18.9% of revenues for the three months ended September 30, 2008 and 2007, respectively. This increase relates to our investment to support our revenue growth, primarily in the international services division.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $0.1 million, or 2.7%, to $6.1 million for the three months ended September 30, 2008, from $6.0 million for the three months ended September 30, 2007. Depreciation and amortization of property and equipment represented 6.9% and 7.1% of revenues for the three month periods ended September 30, 2008 and 2007, respectively.

Amortization of intangible assets. Amortization of intangible assets decreased $0.4 million, or 6.6%, to $5.9 million for the three months ended September 30, 2008, from $6.3 million for the three months ended September 30, 2007 and relates solely to intangible assets resulting from acquisitions. The decrease is a result of certain intangible balances becoming fully amortized earlier in 2008. For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2008 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $19.7 million as of September 30, 2008. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of September 30, 2008.

Interest expense. Interest expense decreased $1.9 million, or 44.4%, to $2.4 million for the three months ended September 30, 2008, from $4.3 million for the three months ended September 30, 2007. Interest expense decreased primarily as a result of the lower effective interest rate associated with our 2007 credit facility and to a lesser extent our reduced debt levels.

Interest income. Interest income was $0.2 million for the three months ended September 30, 2008 and 2007.

Other income (expense), net. Other income (expense), net was an expense of $0.9 million for the three months ended September 30, 2008 compared to income of $1.1 million for the three months ended September 30, 2007. Included in other income (expense), net for the three months ended September 30, 2008 are foreign currency revaluation losses of approximately $0.9 million due to fluctuations in the value of the U.S. dollar principally against the Euro and Pound Sterling, versus a gain on foreign currency revaluation of $1.2 million for the three months ended September 30, 2007.

We have recently seen the U.S. dollar strengthen against the Euro, Pound Sterling and Australian dollar, which are the primary currencies we do business in outside the U.S. To the extent that the U.S. dollar continues to strengthen against those currencies we may recognize further losses on the revaluation or settlement of assets and liabilities denominated in currencies other than the local currency in which our subsidiaries operate.

Income tax provision. For the three months ended September 30, 2008, our income tax provision was approximately $2.1 million compared to a credit of $0.1 million for the three months ended September 30, 2007. The increase in our income tax provision is primarily related to the increase in our consolidated pre tax income. Our effective tax rate was 53.2% and (21.2)% for the three months ended September 30, 2008 and 2007, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and increases in FIN 48 reserves for certain income tax exposures.

Equity in net income (loss) of unconsolidated affiliates. Equity in net income (loss) of unconsolidated affiliates for the three months ended September 30, 2008 was a loss of $23,000 compared to income of $0.1 million for the three months ended September 30, 2007. Equity in net income (loss) of unconsolidated affiliates relates to our investment in AK Jensen, Inc.  Included in net income (loss) of unconsolidated affiliates for the three months ended September 30, 2007 was a gain on the sale of 10% of our interest in AK Jensen, Inc. of $0.1million.  As of September 30, 2008, the carrying value of our investment in AK Jensen, Inc. was $0.6 million.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues. Total revenues increased $26.3 million, or 11.1%, to $262.9 million for the nine months ended September 30, 2008, from $236.6 million for the nine months ended September 30, 2007. We generate revenues through four operating divisions.

International services division. Revenues from the international services division increased $23.0 million, or 23.3%, to $121.5 million for the nine months ended September 30, 2008, from $98.5 million for the nine months ended September 30, 2007. On a constant dollar basis, revenue for the nine months ended September 30, 2008 would have increased $17.5 million, or 17.7% to $116.0 million. Included in revenue for the nine months ended September 30, 2007, was pass-through revenue of $0.7 million. Excluding pass-through revenue and the effects of foreign exchange, revenue would have increased $18.2 million, or 18.6%. This increase was the result of $10.1 million from higher transaction volumes and increased broadband connections from POS customers in Europe and Asia Pacific, an incremental $4.9 million from our Dialect acquisition and $3.1 million from additional connections from financial services customers. Revenues from our U.K. subsidiaries increased $5.6 million, or 11.1%, to $56.1 million for the nine months ended September 30, 2008, from $50.5 million for the nine months ended September 30, 2007. On a constant dollar basis, revenue for the U.K. subsidiary for the nine months ended September 30, 2008 would have increased $6.8 million, or 13.5%, to $57.3 million. We have recently seen reductions in POS transaction growth rates in some of the countries in which we operate, in particular the U.K. and France.  We attribute this recent trend to the overall weakness in the economy. Future revenue growth in the international services division depends on a number of factors including the number of POS transactions that we process, the success of our POS and financial service products in countries we have recently entered, the success of our new product offerings and the successful integration of our card-not-present service offerings through our acquisition of Dialect.

POS division. Revenues from the POS division decreased $5.1 million, or 8.3%, to $56.2 million for the nine months ended September 30, 2008, from $61.3 million for the nine months ended September 30, 2007. Included in POS revenue for the nine months ended September 30, 2008 is $1.4 million in pass-through revenues compared with $2.1 million for the nine months ended September 30, 2007. POS dial-up transaction volumes decreased 9.5% to 4.03 billion transactions for the nine months ended September 30, 2008, from 4.45 billion transactions for the nine months ended September 30, 2007. Excluding pass-through revenues, revenues for the nine months ended September 30, 2008 decreased 7.5% to $54.8 million from $59.3 million for the nine months ended September 30, 2007 due to lower transaction volumes primarily from a customer moving a portion of their traffic off our network for the stated purpose of vendor diversification and to a lesser extent we have recently seen a decrease in transaction volumes which we attribute to weakness in the economy and decreases related to price compression following the renewal of certain customer contracts.  This was partially offset by increased revenue from sales of our managed broadband products. Growth in the POS division depends on a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

Telecommunication services division. Revenues from the telecommunication services division increased $4.7 million, or 10.0%, to $51.1 million for the nine months ended September 30, 2008, from $46.4 million for the three months ended September 30, 2007. Included in TSD revenue for the nine months ended September 30, 2008 is $4.6 million in pass-through revenues compared with $3.8 million for the nine months ended September 30, 2007. Excluding pass-through revenues, revenues increased $3.9 million, or 9.2% to $46.6 million from $42.6 million for the three months ended September 30, 2008 and 2007, respectively. This was due to an increase in network and database access services provided to cable customers and to a lesser extent volume growth from our traditional wireline telecommunications customers which more than offset the effects of pricing compression we experienced in connection with the renewal of certain customer contracts. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons.

Financial services division. Revenues from the financial services division increased $3.8 million, or 12.6%, to $34.1 million for the nine months ended September 30, 2008, from $30.2 million for the nine months ended September 30, 2007.  The increase in revenues was primarily due to increases in new customer endpoint installations and increases in connectivity between existing customers and to a lesser extent increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We continue to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times. We also expect the current difficulties in the financial services sector may have a negative impact on our future growth rates in this division.

Cost of network services. Cost of network services increased $3.1 million, or 2.5%, to $124.2 million for the nine months ended September 30, 2008, from $121.2 million for the nine months ended September 30, 2007. On a constant dollar basis, cost of network services would have increased $1.5 million, or 1.2%, to $122.7 million. Cost of network services were 47.2% of revenues for the nine months ended September 30, 2008, compared to 51.2% of revenues for the nine months ended September 30, 2007. Excluding the effect of foreign exchange, the increase in cost of network services resulted primarily from higher volumes in our international services and telecommunications services divisions and to a lesser extent our financial services division. This was partially offset by declines in transaction volumes in our POS division, as mentioned above, as well as reductions in the cost of services provided to us through focus on cost control of key suppler contracts in our POS and telecommunication services divisions.

Gross profit represented 52.8% of total revenues for the nine months ended September 30, 2008, compared to 48.8% for the nine months ended September 30, 2007. The improvement in gross margin from last year is primarily a result of increased contribution from our international services division, our highest gross margin division, and to a lesser extent improvement in the gross margins of our POS division as we worked to lower the cost of services provided to us and from improvements in the gross margin of the telecommunication services division due to a change in product mix towards our higher margin products.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $2.2 million, or 10.9%, to $22.1 million for the nine months ended September 30, 2008, from $19.9 million for the nine months ended September 30, 2007. On a constant dollar basis, engineering and development expense would have increased $1.7 million, or 8.4% to $21.6 million. Engineering and development expense represented 8.4% of revenues for the nine months ended September 30, 2008 and 2007 respectively. Included in engineering and development expense for the nine months ended September 30, 2008 and 2007 is $3.5 million and $1.3 million, respectively, relating to Dialect. This increase was due to additional headcount to develop our card-not-present gateway application resulting from our acquisition of Dialect in June 2007. Included in engineering and development expense for the nine months ended September 30, 2008 and 2007 is stock compensation expense of $1.1 million and $1.7 million, respectively. The $0.5 million decrease in stock compensation expense related to the decision by the Board of Directors to allow for dividend equivalent payments on the outstanding restricted stock units as of September 30, 2007.  Capitalized software development costs, which are offset against engineering a development costs, for the nine months ended September 30, 2008 and 2007 were $4.3 million and $2.8 million, respectively.  The increase in capitalized software development costs is primarily due to our planned investment to develop our card-not-present payment gateway and to a lesser extent from development of our back-office systems to enhance our internal reporting and network monitoring capabilities. Excluding these items and the effects of foreign exchange, engineering and development expense, before the capitalization of software development costs, would have increased $1.4 million to $21.2 million, or 8.2% of revenues, for the nine months ended September 30, 2008, from $19.8 million, or 8.4% of revenues, for the nine months ended September 30, 2007. This increase is primarily due to increased headcount to support our IP financial services and POS division service offerings, and to a lesser extent our investment in the development of our card-not-present payment gateway.

Selling, general and administrative expense. Selling, general and administrative expenses increased $6.5 million, or 11.8%, to $61.4 million for the nine months ended September 30, 2008, from $54.9 million for the nine months ended September 30, 2007. On a constant dollar basis, selling, general and administrative expenses would have increased $5.2 million, or 9.5%, to $60.1 million. Selling, general and administrative expenses represented 23.3% of revenues for the nine months ended September 30, 2008, compared to 23.2% of revenues for the nine months ended September 30, 2007. Included in selling, general and administrative expense for the nine months ended September 30, 2008 and 2007 is $2.1 million and $0.7 million, respectively, relating to Dialect. This increase is due to investment in a sales force to drive sales of our card-not-present gateway application resulting from our acquisition of Dialect in June 2007.  Included in selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 is $7.4 million and $6.8 million of stock compensation expense, respectively. The increase in stock compensation expense relates primarily to additional performance-based grants made during the year and was partially offset by expense of $1.0 million related to the decision by the Board of Directors to allow for dividend equivalent payments on the outstanding restricted stock units as of March 31, 2007. Included in selling, general and administrative expenses for the nine months ended September 30, 2008 is $0.9 million pre-tax benefit associated with the settlement of a state sales tax liability. Included in selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 is $0.7 million and $2.0 million in severance expenses, respectively, associated with the departure of certain executives.  Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $5.6 million to $50.8 million, or 19.3% of revenues, for the nine months ended September 30, 2008 from $45.3 million, or 19.1% of revenues, for the nine months ended September 30, 2007. This increase relates primarily to our planned investment in our business development group that is focused on driving revenue growth from our global customers in our domestic and international POS business and to a lesser extent to support our revenue growth primarily in the international services division.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $1.0 million, or 5.7%, to $18.2 million for the nine months ended September 30, 2008, from $17.2 million for the nine months ended September 30, 2007. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $0.3 million, or 1.6% to $17.5 million. Depreciation and amortization of property and equipment represented 6.9% of revenues for the nine months ended September 30, 2008, compared to 7.3% of revenues for the nine months ended September 30, 2007. Depreciation expense increased primarily due to capital expenditures made to support our revenue growth.

Amortization of intangible assets. Amortization of intangible assets decreased $0.1 million, or 0.2%, to $18.3 million for the nine months ended September 30, 2008, from $18.4 million for the nine months ended September 30, 2007 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets for the nine months ended September 30, 2008 decreased $1.6 million, or 8.7%, to $16.8 million for the nine months ended September 30, 2008, from $18.4 million for the nine months ended September 30, 2007. Included in amortization expense for the nine months ended September 30, 2008, was an incremental $1.2 million related to the acquisition of Dialect which was offset by a decrease in expense of $2.8 million as certain intangible assets reached the end of their useful lives.

For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Based upon our contract with one of our major customers, we believe that revenues and related transaction volumes from this customer will continue to decline in 2008 and may decline further thereafter. The intangible asset value attributable to this customer relationship was approximately $19.7 million as of September 30, 2008. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of September 30, 2008.

Interest expense. Interest expense decreased $3.8 million, or 30.1%, to $8.7 million for the nine months ended September 30, 2008, from $12.5 million for the nine months ended September 30, 2007. Included in interest expense for the nine months ended September 30, 2007 is a charge of $1.4 million related to the acceleration of deferred financing costs as a result of the recapitalization in March 2007 supporting our special dividend. Excluding this charge, interest expense decreased $2.4 million due to the lower effective interest rate associated with our 2007 credit facility partially offset by the effects of a higher average balance resulting from our recapitalization in March 2007 supporting the special dividend.

Interest income. Interest income was $0.5 million for the nine months ended September 30, 2008 compared to $0.9 million for the nine months ended September 30, 2007. The decrease in interest income is due to the restricted cash on hand, related to our special cash dividend payment made in April 2007.

Other income (expense), net. Other income (expense), net was an expense of $1.1 million for the nine months ended September 30, 2008 compared to income of $2.3 million for the nine months ended September 30, 2007. Included in other income (expense), net for the nine months ended September 30, 2008 are foreign currency revaluation losses of approximately $1.0 million due to fluctuations in the value of the U.S. dollar, principally against the Euro and Pound Sterling, versus a gain on foreign currency revaluation of $1.9 million for the nine months ended September 30, 2007. Included in other income (expense), net for the nine months ended September 30, 2007 is a gain on the sale of an asset of $0.3 million.

We have recently seen the U. S. dollar strengthen against the Euro, Pound Sterling and Australian dollar, which are the primary currencies we do business in outside the U. S. To the extent that the U.S. dollar continues to strengthen against those currencies we may recognize further losses on the revaluation or settlement of assets and liabilities denominated in currencies other than the local currency in which our subsidiaries operate.

Income tax (provision)  benefit. For the nine months ended September 30, 2008, our income tax provision was $4.8 million compared to a benefit of $1.4 million for the nine months ended September 30, 2007.  The increase in our income tax provision is primarily related to the increase in our consolidated pre tax income.  Our effective tax rate was 51.4% and 37.2% for the nine months ended September 30, 2008 and 2007, respectively.  Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and increases in FIN 48 reserves due to certain income tax exposures, offset by profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Equity in net income (loss) of unconsolidated affiliates. Equity in net income (loss) of unconsolidated affiliates for the nine months ended September 30, 2008 was a loss of $0.1 million, compared to income of $0.6 million for the nine months ended September 30, 2007. The decrease was due primarily to the realized gain of $0.6 million on the sale of all our outstanding shares of our investment in WAY Systems, Inc. during the nine months ended September 30, 2007 and a gain of $0.1 million or the sale of 10% of our interest is AK Jensen, Inc.  The loss for the three month period ended September 30, 2008 relates to our investment in AK Jensen, Inc.  As of September 30, 2008, the carrying value of our investment in AK Jensen, Inc. was $0.6 million.

Outlook

Due to the recent strengthening of the U.S. Dollar relative to several major foreign currencies, fourth quarter 2008 revenues and operating income are expected to be negatively impacted by foreign currency translation. As a point of reference, for the fourth quarter 2007, the weighted average exchange rate used to translate the Company’s Statement of Operations (U.S. Dollar rate for one unit of foreign currency) was $2.04 for the British Pound, $1.45 for the Euro, and $0.89 for the Australian dollar. For the nine months ended September 30, 2008, approximately 21%, 14% and 8% of our consolidated revenues were generated in the British Pound, Euro and Australian dollar, respectively. For the nine months ended September 30, 2008, approximately 18%, 10% and 7% of our consolidated operating expenses were generated in the British Pound, Euro and Australian dollar, respectively. The foreign currency exchange rates which impact our revenues and operating income have been volatile recently and are beyond our control.

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

Our operations provided us cash of $48.5 million for the nine months ended September 30, 2008, which was attributable to net income of $4.5 million, depreciation, amortization and other non-cash charges of $45.5 million and an increase in working capital of $1.5 million. Our operations provided us cash of $35.3 million for the nine months ended September 30, 2007, which was attributable to a net loss of $2.3 million, depreciation, amortization and other non-cash charges of $37.0 million and a decrease in working capital of $0.6 million.

We used cash of $25.3 million in investing activities for the nine months ended September 30, 2008, which comprised solely of capital expenditures to support our revenue growth. We used cash of $16.4 million in investing activities for the nine months ended September 30, 2007, which includes cash proceeds of $0.9 million from the sale of certain equity investments and $2.1 million from the sale of non-strategic property and equipment less $4.2 million for our acquisition of Dialect and $15.3 million in capital expenditures primarily to support our revenue growth..

We used cash of $17.4 million from financing activities for the nine months ended September 30, 2008, which includes $25.0 million of voluntary pre-payments on our 2007 senior secured credit facility and $9.6 million in proceeds from stock options exercised during the nine months ended September 30, 2008. We used cash of $14.8 million from financing activities for the nine months ended September 30, 2007, which includes net proceeds of $222 million from our senior secured credit facility, of which $98.3 million was used for payment of a special dividend and $123.3 million was used to repay our 2005 amended and restated senior secured credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2008, we had $180.5 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on September 30, 2008 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% change in these rates could result in a change of $1.8 million to our annual interest expense.

As of September 30, 2008, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We have operations in 20 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, German, India, Ireland, Italy, Japan, Mexico, New Zealand, Poland, Romania, South Korea, Spain, Sweden, Thailand and the Netherlands. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three and nine months ended September 30, 2008, we recorded loss on foreign currency revaluation of approximately $0.9 million and $1.0 million, respectively.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.

There have been no changes during the three and nine months ended September 30, 2008 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

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

TNS, Inc.
(Registrant)

Date: November 10, 2008	By:	/s/ HENRY H. GRAHAM, JR.

Henry H. Graham, Jr.
Chief Executive Officer

Date: November 10, 2008	By:	/s/ DENNIS L. RANDOLPH, JR.

Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer