Form 10-K
period 2008-12-31
TNS INC
filed 2009-03-16
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(703) 453-8300
Registrant's telephone number, including area code

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of March 10, 2009, 25,141,010 shares of the Registrant's common stock were oustanding. As of June 30, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $598 million.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

 TNS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
INDEX

EXPLANATORY NOTE

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

Forward—Looking Statements

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

Item 1.    Business

Overview

        We are an international data communications company which provides networking, data communications and value added services to many of the world's leading retailers, banks and payment processors. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling, database access, and other services to the domestic telecommunication industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 28 countries including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region.

        We provide services through our multiple data networks, each designed specifically for transaction applications. Our networks support a variety of widely accepted communications protocols and are designed to be scalable and accessible by multiple methods, including dial-up, dedicated, broadband wireless and internet connections. In the year ended December 31, 2008, we transported approximately 5.3 billion dial-up transactions for more than 140 point-of-sale/point-of-service, or POS, processing customers in the United States and Canada, making us, on the basis of total transactions transmitted, a leading provider of data communications services to processors of credit card, debit card and ATM transactions. In addition, TNS connects over 1,500 financial community end-points located at over 600 distinct financial services companies, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues. Based on this total number of connections and the total messages transmitted among them using our services, we are a leading service provider to the financial services industry. Our revenues are generally recurring in nature, as we typically enter into multi-year service contracts that require minimum transaction or revenue commitments from our customers.

        Our business began operations in 1991 to address the needs of the POS industry in the United States. The strong operating cash flows generated by our business have enabled us to invest in and deploy data networks designed to make our data communications services more rapid, secure, reliable and cost efficient. We have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and abroad. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to $344.0 million for the year ended December 31, 2008.

Business Overview

Point-of-Sale (POS) Opportunity

        POS and off-premise ATM (an automated teller machine at a location other than a branch office of a financial institution) transactions require the two-way transfer of information over a secure, reliable data network. Typically, at POS and off-premise ATM locations where a credit, debit or ATM card is accepted, the customer's account information and transaction amount must be electronically transmitted to a payment processor. The payment processor then electronically communicates with the financial institution that issued the card to determine whether to authorize the transaction. After this determination is made, the processor returns an authorization or rejection response to the POS or ATM terminal.

        According to the industry information source The Nilson Report, the four card-based systems of payments—credit, debit, prepaid, and electronic benefits transfer—generated 62.5 billion transactions or 44.01% of total payments in the U.S. in 2007, up 10.5% from the previous year. Growth in this segment of payments has been significant and in 2002, these payment types accounted for 30.4% of transaction volume, or 36.7 billion transactions. In 2007, card-based payments exceeded paper-based payments for the first time. Continued growth is forecasted—in 2012, card-based systems are projected to have a 53.6% share of overall payment transaction volume equating to over 84 billion transactions.

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

        In the United States, nearly 70% of the installed base of approximately 400,000 ATM machines are located off-premise (© 2008, Retail Banking Research—Global ATM Market and Forecast). Total annual transactions for ATM's was estimated to be over 10 billion in 2006 according to statistics published by the American Bankers Association.

        In addition to the payment processing industry, other industries, such as pre-paid card providers, kiosk operators, loyalty card providers and merchants situated in locations other than brick and mortar stores, such as mobile merchants and merchants on the internet, are expanding their use of electronic transaction processing in an attempt to reduce costs, increase sales through the acceptance of credit and debit cards and increase the reliability and efficiency of data transmission. We believe we will be able to increase the number of connections to our network and the number of transactions we transport as these and other industries look to outsource the data communications requirements necessary to transmit transactions electronically.

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

        Our private, secure data networks were designed specifically to address the data communications requirements of the payment processing industry. Our data communications services provide customized routing technology, built-in redundancy and geographic diversity and are configured to provide fast and reliable call connection and efficient network utilization. Our backbone data networks are Payment Card Industry Data Security Standard (PCI DSS) certified and are used to connect a merchant's POS terminal or an off-premise ATM securely to the payment processor's host computer.

        We provide multiple means for the POS terminal or ATM to access our data networks. Merchant POS terminals and off-premise ATMs can connect directly to our network using our dial-up service, which utilizes telephone services obtained from interexchange carriers and local exchange carriers. To complement this service, we offer TNS Connect, a leased line service that utilizes our secure Internet Protocol (IP) network. Leased line services are attractive to operators of off-premise ATMs and merchants that either manage their own in-house networks or transmit large volumes of transactions. While our customers primarily choose to access our networks using our dial-up services, we are increasingly providing alternative methods of connecting to our networks, including wireless, broadband and internet connectivity via our TNSLink product line.

        Our wireless payment gateway platform platform, called Synapse, enables merchants and kiosk machine operators to process credit and other card transactions without the inconvenience and cost of having to connect to a telephone line. The mobile merchant market has been experiencing strong growth in the US and around the world. Our broadband service offerings enable merchants to utilize broadband connectivity in their store to transmit data from the POS terminal or ATM to the payment processor. TNS Online, a proprietary performance monitoring and management information reporting application, is used by our customers to centrally monitor and manage the TNS equipment at their locations.

        We configure and provide modems that enable off-premise ATM operators to convert leased line ATMs to ATMs that use dial-up connections, broadband or wireless service. This allows the ATM operators to avoid the costs associated with the need to replace or refit the ATM. Because our modems allow the ATM and the payment processor's system to operate as if they are connected by a leased line, off-premise ATM operators retain the functionality and speed of existing leased line ATMs while reducing monthly recurring telecommunications expenses.

        We have leveraged our existing network infrastructure to develop and provide additional services that enable legacy dial-up devices to utilize IP and broadband connectivity. These new services enable us to be a total solutions provider for merchants in a variety of sub-verticals within retail including convenience stores, gas stations, quick service restaurants and other retail services. For example, our FusionPoint by TNS product allows merchants to consolidate various in-store data applications, including secure payment, enterprise applications and IP services, like security monitoring, distance learning and video surveillance, over a single managed data access point, thereby reducing the merchant's costs and need to manage multiple data communications connections.

        We generally enter into multi-year contracts that usually have minimum transaction or revenue commitments from our POS customers. Our traditional business of providing dial service to POS and off-premise ATMs continues to generate the majority of the revenue of our POS division. For dial-up access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. We typically charge our customers fixed monthly fees for leased line and broadband services. We also generate POS revenue from usage charges, circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services. For the year ended December 31, 2008, we transmitted approximately 5.3 billion dial POS transactions in North America and generated $74.5 million of revenue in the POS division, which represented 21.6% of our total revenues.

International Services Division (ISD)

        The network technology and services we have developed to serve our customers in the United States are applicable to the data communications needs of payment processing and financial services industries in other countries. Internationally, we also provide card-not-present payment services, payment processing services to ATM owners and data communications services to payment processors that are not used by payment processors in the United States, including settlement and offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours.

        Our international services division provides services to customers located in Australia, Austria, Belgium, Bermuda, Finland, France, Gibraltar, Germany, Greece, Hong Kong, India, Ireland, Italy, Japan, Malaysia, New Zealand, Norway, Poland, Romania, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Netherlands and the United Kingdom.

International POS opportunity

        Internationally there continues to be a growing need for fast, secure and reliable data communications services for transaction-oriented businesses. In markets outside of the United States, many financial institutions have historically performed their own processing services for ATM and credit and debit card transactions using outsourced data communications services. Financial institutions in Europe, however, have increasingly outsourced the processing of credit and debit card transactions to payment processors in an effort to leverage technical expertise, reduce costs and capitalize on economies of scale. As part of this trend, several of the largest domestic U.S. payment processors are increasing their international presence. As they expand into additional international markets, these payment processors will require providers of outsourced data communications services.

        While credit and debit card payments are growing in the United States, the international market for these payment methods is expanding at a greater rate. According to Mercator Advisory Group, between 2006 and 2007 the total number of general purpose credit and debit card transactions outside of the United States increased by 14.7%, to approximately 62 billion transactions. Outside of the United States, the regions with the highest transaction volumes in the world were Europe, Asia-Pacific and Latin America, while Middle East/Africa and Asia-Pacific experiencing the fastest growth in 2007. (© 2009, Mercator Advisory Group, Inc.)

        One of the key sectors of retail growth continues to be the eCommerce marketplace. Within the UK for example, it is expected that eCommerce transactions will account for 12% of all card transactions by 2013, growing from just over 8% in 2007. Transaction volume is expected to grow with a compound annual growth rate of around 23% (© 2008, Payment Systems Europe Limited). The growing needs of this class of merchant creates opportunities for payment gateway providers. Within the traditional retail market, opportunities exist to migrate merchants to high speed broadband connectivity for payment applications or to enable merchants to be able to accept payments via wireless point of sale terminals.

        In addition to the credit and debit card industry, various other international industries have developed services that require the rapid, secure and reliable transmission of business-critical transaction data. For example, in many markets wireless telephone operators process transactions in which customers increase the value of their prepaid wireless telephone account balances. The number of transactions associated with mobile prepaid services is expected to continue to grow substantially, with one analyst estimating such transactions will represent 5% of total European card transaction volumes by 2010. (© 2006 Payment Systems Europe Limited).

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

Our ISD services

        Our international services revenues are currently generated primarily through the sale of our POS services. We generate the majority of our international revenues in the United Kingdom, where we are one of the leading providers of data communications and value-added services to the POS industry. We provide services to substantially all of the financial institutions in the United Kingdom which acquire and process credit and debit transactions in the United Kingdom. We also provide services to financial institutions operating ATMs. In addition, we provide card present and card not present payment gateway services to multi-channel merchants as well as card associations which offer services over the internet. We also provide managed broadband solutions and dial to IP conversion devices to merchants who desire to migrate their payment infrastructure from dial to IP technology. TNS' international financial services business has experienced a steady level of revenue growth by expanding its presence globally, with a focus on developing the business in the Asia Pacific region. By signing on exchanges and ECNs, and offering value-added services such as market-data offerings, we expand our financial community of interest brought together by our Secure Trading Extranet. Additionally, TNS has launched a suite of low latency services to capitalize on the opportunity to provide extremely high levels of system efficiency to the securities trading marketplace.

        We consider a number of factors when evaluating opportunities in international markets, including the regulatory environment of the telecommunications and payments market, consumer use of credit and debit cards, the competitive landscape and the rules applicable to foreign investment. Historically we typically provided our services internationally through a subsidiary located in the country identified for expansion. Recently we have decided to expand into new countries by providing services from nearby countries in which we have existing operations. In some instances, we have elected to enter new markets through strategic acquisitions. While we continue to look for opportunities to expand into international markets, we plan to focus our efforts to grow internationally in those countries in which we currently have operations, such as Australia, France, Italy, Spain and the United Kingdom. Continued expansion into international markets is an important part of our operating strategy. We plan to expand into additional targeted countries in the Asia-Pacific region. We also expect to expand into additional countries in Central Europe as opportunities arise.

        For the year ended December 31, 2008, we generated $156.5 million of revenue in the international services division, which represented 45.5% of our total revenues, of which $138.8 million was generated from the sale of our POS services and $17.7 million was generated from the sale of our financial service offerings. Our operations in the United Kingdom, France and Australia comprised 78.0% of our international revenues in 2008. Although we generate revenues in all 21 of the countries in which our international services division has operations, we have yet to generate positive operating cash flows in 4 of these countries.

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

TSD Opportunity

        We continue to sell our core TSD services to both the competitive local exchange carriers and the regional Bell operating companies. The demand for signaling and database services continues to increase along with the growth in the telecommunications markets. In particular, IP based telephony has grown quickly in the United States. According to Datamonitor's 2007 Voice/Data Convergence: Global Market Forecast Model, US IP Telephone unit revenues are forecasted to grow to over 2 billion dollars by 2012 with a CAGR of 9%. The continued growth of the cable companies in traditional telephony services for both consumer and business users has also increased demand for our SS7 network and database services. Statistical data published by the National Cable & Telecommunications Association indicates that cable digital phone customers have grown from just 1.5 million in 2001 to over 15 million at the close of 2007. We believe our current infrastructure provides an opportunity to sell our services into the wireless and VoIP markets, as these providers require essentially the same signaling requirements as our other customers.

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

        We generally enter into multi-year contracts with our telecommunication services customers, many of whom agree to minimum volume commitments. We charge fixed monthly fees for SS7 network services, LEConnect services, and VoIP peering services and per-query fees for our database access services. For the year ended December 31, 2008, we generated $67.1 million of revenue in the telecommunication services division, which represented 19.5% of our total revenues.

Financial Services Division (FSD)

        The securities trading and investment management industry is increasingly requiring high-speed, reliable, secure data communications services to communicate information among industry participants, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems (ATS), electronic communications networks (ECN) and securities and commodities exchanges. Transaction volume in the global equity markets has increased rapidly over the past decade. During the same period, the emergence of new electronic trading venues such as ECN and ATS and regulatory requirements such as the shift to decimalization have placed increasing emphasis on trading and cost efficiencies. To meet these needs, market participants use outsourced data and wire communications services that provide industry participants with access to other participants through a single, managed access point on the service provider's network. These services allow participants to cost-effectively connect to each other to conduct time-sensitive transactions and communicate real-time information.

Our FSD Services

        Our fast, private, secure and reliable IP data networks are designed specifically to address the data and voice communications requirements of the financial services industry. TNS connects over 1,500 financial community end-points, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues. Our IP network services allow our customers to access multiple financial services companies through a single network connection, thereby eliminating the need for costly dedicated institution-to-institution leased line connections. Additionally, these services facilitate secure and reliable communications between financial services companies by supporting multiple communications standards and protocols, including the Financial Information eXchange (FIX) protocol. Our network has over 105 points of presence and provides services to customers in 28 countries across the Americas, Europe and the Asia Pacific region, with its reach extending to many more. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors.

        Our primary financial service offerings are:

  •
  Secure Trading Extranet.  Our Secure Trading Extranet service links financial services companies through our IP network. Through a single network connection, a customer can communicate with any other entity connected to our IP network. Given the large number of industry participants connected to our network, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, multilateral trading facilities and securities and commodities exchanges, a single customer can use its connection to our IP network to conduct seamless, real-time electronic trading and access a variety of content, including news, research and market data.

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

        We generate financial services revenue primarily from monthly recurring fees based on the number of customer connections to and through our IP network. For the year ended December 31, 2008, we generated $45.9 million of revenue in the financial services division, which represented 13.3% of our total revenues.

        The growth of electronic trading continues to present opportunities for our financial services division. There is increasing demand for low latency market data feeds and higher bandwidth to improve the effectiveness of buy-side, sell-side, and exchange customers. Along with the increasing bandwidth demands, we continue to see opportunities to expand upon our global community of interest. This community consists of stock exchanges and other trading venues such as MTFs

(multilateral trading facilities) as well as buy-side and sell-side organizations that wish to connect with one another and also receive low latency market data.

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

        Established customer base.    We have an established customer base of leading industry participants in each division and have experienced limited customer turnover. For the year ended December 31, 2008, we provided our POS services to more than 140 customers. In addition, for the year ended December 31, 2008, we provided services to more than 90 telecommunication services providers and to more than 600 financial services companies. Our international services division generates revenues in 28 countries and provides services to some of the largest financial institutions and wireless and other services providers in these countries and neighboring countries. Through our established customer relationships, we have developed an extensive knowledge of each of our customer's industries. We believe that our knowledge and experience enhance our ability to deliver new and timely data communications services and solutions.

        Well-positioned to continue international growth.    The network technology and data communications products and services we have developed to serve customers in the United States and the United Kingdom and other key European countries are applicable to the data communications needs of the payment processing and financial services industries in other countries. We believe that our data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors and global financial institutions strategically position us to take advantage of the substantial international opportunities. We have grown our international revenues from $33.1 million for the year ended December 31, 2002 to $156.5 million for the year ended December 31, 2008.

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

        Substantial experience in our target markets.    The 11 members of our executive management team have on a combined basis more than 160 years experience in the transaction services and telecommunications industries as well as experience managing large, multinational corporations, and on average have been employees of the company for more than six years. We have focused on creating data communications services for developing and established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us with a competitive advantage over service providers of similar or smaller size.

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

        Continue to expand our customer base.    We believe our experience, existing customer relationships and our ability to consistently deliver secure and reliable data communications services will enable us to expand our customer base in the domestic and international POS markets as well as in our telecommunication and financial services divisions. For example, in our POS division and international services division we intend to expand our service offerings to certain customer segments in the retail industry, to focus on selling our broadband solutions and to continue to offer complementary services to our existing payment processor and financial institution customer base. In our financial services division, we will continue to increase the scope of services and leverage our existing customer base of over 600 financial services companies to acquire new customers. We intend to continue to leverage our customer relationships and technical expertise to provide our POS and financial offerings internationally. In our telecommunication services division we intend to continue to offer our services to new customers in the cable and wireless markets.

        Develop new product and service offerings.    We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. For example, we have established a product management and marketing group which is responsible for identifying and establishing new products for our domestic and international POS service offerings as well as our financial services division and telecommunication services division products and services. We will continue to develop and offer broadband services to payment processors, financial institutions and merchants in connection with the global POS industry's adoption of new technologies. We currently offer internet payment gateway services to POS customers in the Asia-Pacific region and the United Kingdom and we intend to begin to offer these services in other geographies. In our telecommunication services division we will continue to develop and offer data communications services to cable companies so they may deploy VoIP network services without incurring the capital expenses of building an SS7 network.

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

        Pursue strategic acquisitions.    We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter into new domestic and international markets. We will need to use operating cash flows or additional financing to pursue our strategy. In March 2009 we entered into an agreement to purchase the communications services group of Verisign, Inc. for $230 million, subject to adjustment. The closing of the acquisition of the communications services group, which provides services to telecommunication services providers in the United States, is subject to customary closing conditions including the Company obtaining the necessary debt financing.

Our Networks

        We operate multiple, highly-customized data networks specifically designed and configured for the transmission of time-sensitive data. Our diverse data network architecture supports a variety of widely-accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and secure Internet connections. Our data networks also are designed to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our networks is installed at 105 points of presence worldwide, 34 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers' transactions in real time.

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

        Our networks are reliable, redundant and secure.    We believe we have configured the major components of our networks to eliminate any single point of failure. The reliability of our data networks is enhanced significantly because we have deployed our networks with redundant hardware installed at geographically diverse facilities connected by multiple telecommunications carriers. Our facilities are deployed with battery back-up and emergency generator power systems. We coordinate the physical routing of the digital circuits connecting our facilities with multiple telecommunication service providers to ensure the availability of diverse paths for routing any transaction or data, thereby enhancing network reliability. Due to such physical diversity, minor outages or failures typically do not require the immediate intervention of our technicians. We are able to respond quickly to service problems because the network monitoring, management and troubleshooting systems we use permit our network control centers to correct problems remotely. Our data networks contain industry standard firewalls and protections, and their security is further enhanced by limiting access. In addition, TNS is a PCI DSS certified service provider. Compliance with PCI DSS is mandatory for any organization that stores, transmits or processes payment card transactions.

        Our IP and X.25 networks incorporate several customized, value-added features that distinguish our services and performance from our competitors.    We believe that various value-added features we have developed permit our POS customers accessing our data networks through dial-up services to process a greater volume of transactions than other dial-up service providers.

        These features include:

  •
  the use of equipment that supports and converts transaction data delivered to our data networks in multiple protocols and message formats into the protocols employed by our data networks, thereby eliminating the need for our customers to incur the high costs associated with reprogramming POS terminals and host computers and performing continuous network enhancements and software upgrades,

  •
  real-time call tracking, which enables us to quickly resolve host, terminal or network problems experienced by our customers and to recommend to our customers ways to improve their systems, and

  •
  the ability to convert message protocols within our network, allowing acquiring organizations to bring various transaction types with various message formats into their processing hosts without having to make costly changes within their own infrastructure, and

  •
  a secure Internet-based transaction monitoring system, which permits our customers to monitor the status of their transactions in real-time using the Internet.

        Our networks can accommodate growth in our business.    Our networks are deployed with sufficient capacity to accommodate significant growth in transaction volumes without incurring delays relating to the provisioning and deployment of additional hardware and telecommunications circuits. We have also designed the networks so that we may easily increase capacity as necessary.

        Our network operations centers continuously monitor and manage our networks.    We provide 24-hour, seven days a week network control coverage domestically through our network control center located in Reston, Virginia and internationally through our network control centers located in Sheffield, England and Sydney, Australia. Each of these network control centers serves as the backup network control center for the other control center. Our network control centers are staffed with skilled technicians experienced with the services we offer. Our network control centers remotely monitor the components of our data networks and manage our networks using sophisticated network management tools we have either developed internally or licensed from others.

Customers

        As of December 31, 2008, we provided our POS services to more than 140 customers. In addition, as of December 31, 2008, we provided services to more than 90 telecommunication services providers and more than 600 financial services companies. Historically we have experienced limited customer turnover. We believe this is a result of our strong relationships with our customers and is one of our strengths. Maintaining these relationships is critical to our long-term success.

        For the year ended December 31, 2008, we derived approximately 16.7% of our total revenues from our five largest customers. No customer accounted for more than 5% of our total revenues for the year ended December 31, 2008. We typically enter into multi-year service contracts with our customers with minimum commitments. Under some of our contracts, once the customer has met its minimum commitment on an annual or contract term basis, the customer is no longer obligated to purchase services from us. The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire from 2009 to 2012.

Sales and Marketing

        We currently sell our services directly to customers through geographically dispersed sales teams. In North America, we have a specialized sales team for each of our POS and telecommunication service divisions, and globally we have a specialized sales team for our financial services division. In our international services division, our sales teams are organized geographically with each team responsible for selling all of our services in the country in which the team is based and, in some cases, proximate countries. Our international services division sales teams are based in Australia, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Romania, Singapore, South Korea, Spain, Thailand and the United Kingdom. Generally, each sales team includes a managing director or sales manager, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer.

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

        Some key components we use in our networks are available only from a limited number of suppliers. The number of available suppliers of components for our X.25 networks is particularly limited. The Company has entered into long term contracts with two vendors for the provision of network equipment and the maintenance of hardware and software utilized on our network.

Competition

        POS division.    Our POS division competes on the basis of industry expertise, network service quality and reliability, transaction speed, value-added features, customer support and cost-efficiency. The primary competitors of our POS division's dial-up services are interexchange carriers such as Verizon Business Solutions, an operating unit of Verizon Communications, Inc., AT&T Corp, and Hypercom Corporation. The carriers typically do not aggressively pursue transaction-oriented business as a stand-alone service but rather offer it in conjunction with other products and services. The primary competitors of our POS division's counter-top integration and broadband connectivity services are Cybera, Inc. and broadband access providers such as MegaPath Networks, Inc. The primary competitor of our POS division's wireless services is APRIVA.

        Telecommunication services division.    Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include AT&T Corp., Syniverse Technologies, Inc. and Verisign, Inc. and telecommunication carriers such as Verizon Communications, Inc.

        Financial services division.    Our financial services division competes on the basis of access to multiple financial services companies, security, support services, cost-efficiency and discrete service offerings. The primary competitors of our financial services division are other private communications networks and telecommunications carriers including AT&T Corp. and BT Group PLC, providers of quote terminals and market data services such as Bloomberg, Reuters and Thomson Financial, and other network service providers such as SAVVIS, Inc.

        International services division.    Our international services division competes on a similar basis as our POS and financial services divisions. Primary competitors of our international services division's POS services are incumbent telephone companies in the geographic location, such as BT Group PLC in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia. The primary competitor of our processing services in the United Kingdom is Avantra.

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

Employees

        As of December 31, 2008, we employed 783 persons worldwide, of whom 550 were engaged in systems operation, development and engineering, 126 of whom were engaged in sales and sales support, 98 of whom were engaged in finance and administration and 9 comprised executive management. Of our total employees as of December 31, 2008, 363 were employed domestically and the balance were in other countries, including 219 in the United Kingdom and 111 in Australia. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

        For the year ended December 31, 2008, we derived approximately 16.7% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could harm our revenues and earnings.

        The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts. The contracts with our five largest customers expire from 2009 to 2012.

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

        We already serve most of the largest payment processors in the United States and the United Kingdom. Accordingly, our POS and international services divisions are highly dependent on the number of transactions transmitted by our existing customers through our networks in the United States and the United Kingdom. Factors which may reduce the number of credit and debit card and ATM transactions include economic downturns, acts of war or terrorism and other events that reduce consumer spending. Revenues from our POS division, which represented our largest division prior to the quarter ended June 30, 2005, have decreased primarily as a result of a decline in transaction volumes from a major customer, as well as a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts.

        We may be unable to increase our business from convenience stores, gas stations, quick service restaurants and other retail services that we have identified as potential sources of future growth for our POS business in the United States and abroad. Factors that may interfere with our ability to expand further into these areas include:

  •
  market participants' adoption of alternative technologies such as broadband; and

  •
  our potential inability to enter into commercial relationships with additional market participants.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.

        As of December 31, 2008, we have yet to generate positive operating cash flows in 4 out of the 22 countries in which we have operations and provide services outside the United States, Mexico and Canada. In addition, we are planning expansion in our existing international markets and into additional international markets.

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

        In the year ended December 31, 2007, we updated our transfer pricing policy. While we obtain advice from tax and legal advisors as necessary to help ensure compliance with tax and regulatory matters, most tax jurisdictions in which we operate have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on the taxes to which we are subject, including income tax, value-added tax and transfer tax. From time to time our foreign subsidiaries are subject to tax audits and may be required to pay additional taxes, interest or penalties should the taxing authority assert different interpretations, or different allocations or valuations of our services. There is a risk, if one or more taxing authorities significantly disagrees with our interpretations, allocations or valuations, that any additional taxes, interest or penalties which may result could be material and could reduce our income and cash flow from our international services division.

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

System failures or slowdowns, security breaches and other problems could harm our reputation and business, cause us to lose customers and revenue, and expose us to customer liability.

        Our business is based upon our ability to securely, rapidly and reliably receive and transmit data through our networks. One or more of our networks could slow down significantly or fail, or be breached, for a variety of reasons, including:

  •
  failure of third party equipment, software or services utilized by us,

  •
  undetected defects or errors in our software programs, especially when first integrated into a network,

  •
  unexpected problems encountered when integrating changes, enhancements or upgrades of third party equipment or software with our systems,

  •
  computer viruses,

  •
  natural or man-made disasters disrupting power or telecommunications systems generally, and

  •
  damage to, or failure of, our systems due to human error or intentional disruption such as physical or electronic break-in, sabotage, acts of vandalism and similar events.

        We may not have sufficient redundant systems or backup telecommunications facilities to allow us to receive and transmit data in the event of significant system failures. Any significant security breach degradation or failure of one or more of the networks on which we rely, including the networks of our vendors and customers could disrupt the operation of our network and cause our customers to suffer delays in transaction processing, which could damage our reputation, increase our service costs, or cause us to lose customers and revenues.

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

        In addition, a variety of other factors may cause our results to fluctuate from one quarter to the next, including:

  •
  varying costs incurred for network expansion,

  •
  the impact of quarterly variations in general economic conditions,

  •
  acquisitions made or customers acquired or lost during the quarter,

  •
  changes in pricing policy by us, our competitors and our third party supplier and service providers during a particular quarter, and

  •
  foreign currency translation rates, in particular the British pound, Euro and Australian dollar.

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

        We expect to continue to seek selective acquisitions and investments as an element of our growth strategy. Future acquisitions and investments, including our planned acquisition of the communications services group of Verisign, Inc., could subject us to risks including:

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

        As of December 31, 2008, we had $178.5 million in debt outstanding. In connection with our proposed acquisition of the communications services group of Verisign, Inc., we expect to amend our existing debt facility and to borrow up to an additional $250 million to finance the transaction. This level of debt could have important consequences. Below, we have identified some of the material potential consequences resulting from this debt:

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

        We face competition in each of our four divisions as follows:

  •
  The primary competitors of our POS division are APRIVA, AT&T Corp., Cybera, Inc., Hypercom Corporation, and Verizon Business, an operating unit of Verizon Communications, Inc.

  •
  The primary competitors of our telecommunication services division include AT&T Corp., Syniverse Technologies, Inc., Verisign, Inc. and telecommunications carriers such as Verizon Communications, Inc.

  •
  The primary competitors of our financial services division include AT&T Corp., BT Group PLC, Bloomberg L.P., Reuters Group PLC and The Thomson Corporation (Thomson Financial).

  •
  The primary competitors of our international services division include BT Group PLC and Avantra in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica S.A. in Spain and Telstra Corporation Limited in Australia.

We depend on key personnel.

        Our success depends largely on the ability and experience of a number of key employees, including Henry H. Graham, Jr., our Chief Executive Officer, Raymond Low, our President, and Michael Q. Keegan, our Chief Operating Officer. If we lose the services of any of our key employees, our business may be adversely affected.

Our stock price may be volatile.

        The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

  •
  actual or anticipated variations in quarterly results of operations;

  •
  fluctuations in foreign exchange rates for the currencies of countries in which we have operations;

  •
  announcements of technological innovations;

  •
  pricing by us or our competitors;

  •
  changes in financial estimates by securities analysts;

  •
  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our customers or competitors;

  •
  additions or departures of key personnel; and

  •
  generally adverse market conditions.

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

        In the past we have been named as a defendant in a securities class action lawsuit. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in lawsuits. Defending against existing and potential securities litigation may divert financial and management resources that would otherwise be used to benefit our operations. Regardless of the outcome, securities litigation can result in significant legal expenses. A materially adverse resolution of a securities lawsuit could have a material adverse affect on our business, financial position and results of operations

We face risks related to movements in foreign exchange rates which could have a material adverse effect on our business, financial position and results of operations

        Our revenues and earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominantly the Euro, the British Pound and the Australian dollar as the functional currency of each of our foreign subsidiaries is the local currency. To the extent that the U.S. dollar continues to appreciate in value against these currencies, the reported value of our revenues, earnings and financial position may be materially adversely affected.

The current national and world-wide financial crisis could adversely affect our operating results and stock price in a material manner.

        General world-wide economic conditions have recently deteriorated due to credit conditions resulting from the recent financial crisis affecting the banking system and financial markets, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wireless communications markets. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our services. Furthermore, during challenging economic times such as the current downturn, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, world-wide, or in the telecommunications industry or the wireless communications markets. If the economy or the markets in which we operate do not improve from their current condition or if they continue to deteriorate, our customers or potential customers could continue to reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

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

        We also lease and occupy regional sales offices in various cities. We house our remote network switching equipment in facilities owned and maintained by some of our digital telecommunications circuit providers and also in leased telecommunications point-of-presence facilities located in various cities. These leases total approximately 37,900 square feet and expire on dates ranging from January 2009 to October 2014. We believe that our existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of our operations and development.

Item 3.    Legal Proceedings

        The Company, John J. McDonnell, Jr., the Company's former Chief Executive Officer, and Henry H. Graham, Jr., the Company's Chief Executive Officer, were defendants in a putative class action lawsuit filed in connection with the Company's public offering of common stock in September 2005 ("Secondary Offering"). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia.

        The parties conducted a mediation in April 2007, and subsequently entered into a settlement agreement in February 2008. The settlement agreement provided for a cash settlement payment of $3.6 million to be paid by the Company's insurer and payment of expenses of plaintiff's lead counsel not to exceed $50,000. In exchange for the cash settlement payment and expense payment, the Company and all defendants were released from all claims of the lead plaintiff and class members relating to the action. The Court preliminarily approved the settlement agreement of the parties in March 2008, and finally approved the settlement agreement after a fairness hearing. On June 20, 2008, the Court entered a final judgment and dismissal order that dismissed the action and all claims of the lead plaintiff and class members, including the released claims. The final outcome of the lawsuit did not have a material adverse affect on our financial condition or operating results. During the year ended December 31, 2006, the Company accrued and paid legal costs of approximately $0.5 million, representing legal costs to defend itself in this matter not otherwise covered by its insurance carrier. These legal costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.

        Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state's Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2001. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company's customer paid $212,500 of the settlement payment with the remaining $37,500 paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million benefit, or $0.03 per share, related to the legal settlement and reduced sales tax liability is shown in selling, general and administrative expenses and net income in the accompanying condensed consolidated statement of operations and statement of operations, respectively.

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

Fiscal Year Ended December 31, 2007	HIGH	LOW
First quarter ended March 31, 2007	$20.03	$15.31
Second quarter ended June 30, 2007	$16.74	$10.96
Third quarter ended September 30, 2007	$16.48	$12.00
Fourth quarter ended December 31, 2007	$18.37	$15.25

Fiscal Year Ended December 31, 2008	HIGH	LOW
First quarter ended March 31, 2008	$21.79	$14.98
Second quarter ended June 30, 2008	$25.39	$20.43
Third quarter ended September 30, 2008	$24.98	$18.80
Fourth quarter ended December 31, 2008	$19.21	$6.23

        As of March 1, 2008, there were 69 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 2,300 beneficial owners of our common stock.

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

        During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Period:
1/1/08–1/31/08	652	$17.29	—	—
2/1/08–2/28/08	27,065	$16.32	—	—
3/1/08–3/31/08	42,139	$18.46	—	—
4/1/08–4/30/08	309	$23.26	—	—
5/1/08–5/31/08	13,621	$23.59	—	—
7/1/08–7/31/08	1,104	$22.59	—	—
8/1/08–8/31/08	14,683	$22.81	—	—
10/1/08–10/31/08	14,098	$17.24	—	—

	113,671	$19.02	—	—

    (1)
    These shares represent shares surrendered by employees to satisfy payroll tax withholding obligations on the vesting of Restricted Stock Units. Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Rule 10b-18(a)(3)) made any other repurchases of our shares during the year ended December 31, 2008.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008, and the consolidated balance sheet data as of December 31, 2007 and 2008, are derived from our consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2005, and the balance sheet data as of December 31, 2004, 2005, and 2006 are derived from our consolidated financial statements, which are not included in this report.

        The historical results are not necessarily indicative of the results to be expected for any future period.

Selected Consolidated Financial Data
(In thousands, except per share and transaction data)

	Year ended December 31,
	2004	2005	2006	2007	2008
Consolidated Statements of Operations Data:
Revenues	$249,112	$258,940	$286,160	$325,564	$343,991
Cost of network services	120,356	121,682	146,181	163,559	162,423
Engineering and development	14,688	15,521	22,187	27,626	29,149
Selling, general and administrative	49,264	55,245	71,757	75,287	78,104
Depreciation and amortization of property and equipment	20,205	18,972	22,208	23,114	25,286
Amortization of intangible assets	28,573	22,773	24,820	25,656	25,734
Total operating expenses(1)	233,086	234,193	287,153	315,242	320,696
Income (loss) from operations before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	16,026	24,747	(993)	10,322	23,295
Interest expense	(7,341)	(9,052)	(9,261)	(16,655)	(10,868)
Interest income	261	674	598	1,105	707
Other (expense) income, net	1,340	(699)	2,197	2,356	(241)
Income tax (provision) benefit	(4,263)	(7,218)	2,665	(586)	(9,213)
Equity in net (loss) income of unconsolidated affiliates	(1,039)	(2,686)	(5,186)	643	(202)
Cumulative effect of a change in accounting principle, net of tax provision	—	—	84	—	—
Net income (loss)(1)	4,984	5,766	(9,896)	(2,815)	3,478
Dividends on preferred stock	(3,428)	—	—	—	—
Net income (loss) attributable to common stockholders	$1,556	$5,766	$(9,896)	(2,815)	3,478
Per Share Information:
Basic net income (loss) per common share	$0.06	$0.24	$(0.41)	$(0.12)	$0.14
Diluted net income (loss) per common share	$0.06	$0.23	$(0.41)	$(0.12)	$0.14
Basic weighted average common shares outstanding	24,114	24,519	24,076	24,204	24,763
Diluted weighted average common shares outstanding	24,449	24,767	24,076	24,204	25,196

	December 31,
	2004	2005	2006	2007	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,788	$26,628	$17,322	$17,805	$38,851
Working capital	10,086	33,114	31,829	32,844	44,689
Total assets	356,412	352,184	381,677	383,098	361,914
Total debt, including current portion	51,000	113,448	123,313	205,500	178,500
Total stockholders' equity	242,498	177,846	179,265	92,272	102,815

(1)
On January 1, 2006, we adopted Statement of Financial Accounting Standards, No. 123R, "Share-Based Payment". As a result, compensation expense is recorded for all share-based payments in our operating expenses.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are an international data communications company which provides networking, data communications and value added services to many of the world's leading retailers, banks and payment processors. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate one of the largest unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 30 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region.

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

  •
  International services.  We sell our POS and financial services through our international services division. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides POS and financial services in Australia, Austria, Belgium, Bermuda, Finland, France, Gibraltar, Germany, Greece, Hong Kong, India, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Norway, Poland, Romania, Singapore, South Korea, Spain, Sweden, Taiwan and Thailand.

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

Dividend and Recapitalization

        On March 28, 2007, our board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, we entered into a secured credit facility, which consists of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million (the "Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). We used approximately $98.3 million of the proceeds from the Term Facility to pay the special dividend. The remainder of the proceeds from the Term Facility were used to refinance existing debt, to pay fees related to the senior secured credit facility and the special dividend and for general corporate purposes. No amount was drawn on the Revolving Facility at closing and the full principal amount of the Revolving Facility was available to us as of December 31, 2008.

Results of Operations

        The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year ended December 31,
	2006	2007	2008
Statements of Operations Data:
Revenues	$286,160	$325,564	$343,991
Operating expenses:
Cost of network services, exclusive of the items shown separately below	146,181	163,559	162,423
Engineering and development	22,187	27,626	29,149
Selling, general and administrative	71,757	75,287	78,104
Depreciation and amortization of property and equipment	22,208	23,114	25,286
Amortization of intangible assets	24,820	25,656	25,734

Total operating expenses	287,153	315,242	320,696

Income (loss) from operations	(993)	10,322	23,295
Interest expense	(9,261)	(16,655)	(10,868)
Interest income	598	1,105	707
Other (expense) income, net	2,197	2,356	(241)

Income (loss) before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	(7,459)	(2,872)	12,893
Income tax benefit (provision)	2,665	(586)	(9,213)
Equity in net income (loss) of unconsolidated affiliates	(5,186)	643	(202)
Cumulative effect of a change in accounting principle, net of tax provision	84	—	—

Net income (loss)	$(9,896)	$(2,815)	$3,478

Year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenues.    Total revenues increased $18.4 million, or 5.7%, to $344.0 million for the year ended December 31, 2008, from $325.6 million for the year ended December 31, 2007. We generate revenues through four business divisions.

        International services division.    Revenues from the international services division increased $17.6 million, or 12.7%, to $156.5 million for the year ended December 31, 2008, from $138.9 million for the year ended December 31, 2007. On a constant dollar basis, revenue for the year ended December 31, 2008 would have increased $19.9 million, or 14.3% to $158.8 million. This increase was the result of $9.0 million from higher transaction volumes and increased broadband connections from POS customers in Europe and Asia Pacific, an incremental $6.3 million from sales of our card-not-present POS service offering in the Asia Pacific region and $4.6 million from additional connections from financial services customers. Revenues from our U.K. subsidiary increased $1.7 million, or 2.5%, to $72.0 million for the year ended December 31, 2008, from $70.3 million for the year ended December 31, 2007. On a constant dollar basis, revenue from our U.K. subsidiary for the year ended December 31, 2008 would have increased $7.8 million, or 11.1%, to $78.1 million. We have recently seen reductions in POS dial transaction growth rates in some of the countries in which we operate, in particular the U.K. and France. We attribute this recent trend to the overall weakness in the economy. Future revenue growth in the international services division depends on a number of factors including the success of our POS and financial service products in countries we have recently entered, the success of our new product offerings and the successful integration of our card-not-present service offerings through our acquisition of Dialect.

        In our international services division we enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues in the international services division for the year ended December 31, 2008 and weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2008		2007
	% of ISD Revenue	Weighted Average Exchange Rates	% of ISD Revenue	Weighted Average Exchange Rates
British Pound	46%	1.85	50%	2.00
Euro	31%	1.47	30%	1.38
Australian Dollar	18%	0.84	14%	0.86

        For further details on the effects of foreign exchange on our reported revenues, please refer to the Outlook section below.

        POS division.    Revenues from the POS division decreased $6.7 million, or 8.3%, to $74.5 million for the year ended December 31, 2008, from $81.2 million for the year ended December 31, 2007. Included in POS revenue for the year ended December 31, 2008 is $1.9 million in pass-through revenues compared with $2.6 million for year ended December 31, 2007. POS dial-up transaction volumes decreased 9.7% to 5.3 billion transactions for the year ended December 31, 2008, from 5.8 billion transactions for the year ended December 31, 2007. Excluding the decrease in pass-through revenues, revenues for the year ended December 31, 2008 decreased 7.8% to $72.6 million from $78.7 million for the year ended December 31, 2007. This decrease in revenue was due primarily to lower transaction volumes which decreased primarily as a result of a customer moving a portion of their traffic off our network for the stated purpose of vendor diversification and to a lesser extent what we believe to be the negative effect on volumes due to weakness in the economy. To a lesser extent the decrease in revenue is due to price compression following the renewal of certain customer contracts. These decreases were partially offset by increased revenue from sales of our managed broadband products. Growth in the POS division depends on a number of factors including the success of our new broadband, wireless and vending service offerings as well as the total number of POS dial-up transactions we transport.

        Telecommunication services division.    Revenues from the telecommunication services division increased $2.6 million, or 4.0%, to $67.1 million for the year ended December 31, 2008, from $64.5 million for the year ended December 31, 2007. Included in TSD revenue for the year ended December 31, 2008 is $6.1 million in pass-through revenues compared with $5.4 million for the year ended December 31, 2007. Excluding the increase in pass-through revenues, revenues increased $1.9 million, or 3.2% to $61.0 million from $59.1 million for the year ended December 31, 2008 and 2007, respectively. This was due to an increase of $11.3 million in network and database access services provided to cable customers which was partially offset by a decrease of $9.7 million related to the loss of two customers' caller ID business to a competitor. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons.

        Financial services division.    Revenues from the financial services division increased $5.0 million, or 12.2%, to $45.9 million for the year ended December 31, 2008, from $40.9 million for the year ended December 31, 2007. The increase in revenues was primarily due to increases in new customer endpoint installations and to a lesser extent increases in connectivity between existing customers. In addition, we have seen increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times. We also expect that the current difficulties in the financial services sector may have a negative impact on our future growth rates in this division.

        Cost of network services.    Cost of network services decreased $1.1 million, or 0.7%, to $162.4 million for the year ended December 31, 2008, from $163.6 million for the year ended December 31, 2007. On a constant dollar basis, cost of network services would have decreased $0.6 million, or 0.4%, to $162.9 million. Cost of network services were 47.2% of revenues for the year ended December 31, 2008, compared to 50.2% of revenues for the year ended December 31, 2007. Excluding the effect of foreign exchange, the decrease in cost of network services resulted primarily from declines in transaction volumes in our POS division, as mentioned above, and to a lesser extent reductions in the cost of services provided to us through focus on cost control of key suppler contracts in our POS and telecommunication services divisions. This was partially offset by higher volumes in our international services and telecommunications services divisions and to a lesser extent our financial services division.

        Gross profit represented 52.8% of total revenues for the year ended December 31, 2008, compared to 49.8% for the year ended December 31, 2007. The improvement in gross margin from last year is primarily a result of increased contribution from our international services division, our highest gross margin division, and to a lesser extent improvement in the gross margins of our POS division as we worked to lower the cost of services provided to us and to a lesser extent from improvements in the gross margin of the telecom services division due to a change in the product mix towards our network based products.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

        Engineering and development expense.    Engineering and development expense increased $1.5 million, or 5.4%, to $29.1 million for the year ended December 31, 2008, from $27.6 million for the year ended December 31, 2007. On a constant dollar basis, engineering and development expense would have increased $1.6 million, or 5.8% to $29.2 million. Engineering and development expense represented 8.5% of revenues for each of the years ended December 31, 2008 and 2007. Included in engineering and development expense for the year ended December 31, 2008 and 2007 is stock compensation expense of $1.6 million and $2.1 million, respectively. For the year ended December 31, 2007 stock compensation expense includes a $0.4 million charge related to the decision by the Board of Directors to allow for dividend equivalent payments on the outstanding restricted stock units. Excluding these items and the effects of foreign exchange, engineering and development expense increased $2.1 million for the year ended December 31, 2008. This increase is primarily due to increased headcount to support our IP financial services and POS division offerings, and to a lesser extent our investment in the development of our card-not-present payment gateway. This was partially offset by an increase of $2.0 million in the labor costs capitalized for software development projects, primarily related to our card-not-present applications and to a lesser extent from development of our back-office systems to enhance our internal reporting and network monitoring capabilities.

        Selling, general and administrative expense.    Selling, general and administrative expenses increased $2.8 million, or 3.7%, to $78.1 million for the year ended December 31, 2008, from $75.3 million for the year ended December 31, 2007. On a constant dollar basis, selling, general and administrative expenses would have increased $3.0 million, or 4.0%, to $78.3 million. Selling, general and administrative expenses represented 22.7% of revenues for the year ended December 31, 2008, compared to 23.1% of revenues for the year ended December 31, 2007. Included in selling, general and administrative expenses for the year ended December 31, 2008 and 2007 is $8.5 million and $9.4 million of stock compensation expense, respectively. For the year ended December 31, 2007, stock compensation expense includes a $1.0 million charge related to the decision by the board of directors to allow for dividend equivalent payments on the outstanding restricted stock units. Included in selling, general and administrative expenses for the year ended December 31, 2008 is $0.9 million benefit associated with the settlement of a state sales tax liability. Included in selling, general and administrative expenses for the year ended December 31, 2008 and 2007 is $1.2 million and $3.0 million in severance expenses, respectively, associated with the departure of certain executives. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses increased $6.6 million for the year ended December 31, 2008. This is due to headcount related increases of $4.4 million in connection with our business development group that is focused on driving revenue growth from our customers in our domestic and international POS business, an increase of $1.0 million in professional fees in connection with advice on our international tax planning strategy and an increase of $1.0 million in bad debts expense.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $2.2 million, or 9.5%, to $25.3 million for the year ended December 31, 2008, from $23.1 million for the year ended December 31, 2007. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $2.3 million, or 10.0% to $25.4 million. Depreciation and amortization of property and equipment represented 7.4% of revenues for the year ended December 31, 2008, compared to 7.1% of revenues for the year ended December 31, 2007. Included in depreciation expense for the year ended December 31, 2008 is a charge of $1.1 million related to the impairment of certain capitalized software assets, primarily related to our vending platform. Excluding this item and the effects of foreign exchange, depreciation expense increased $1.2 million for the year ended December 31, 2008. This increase was primarily due to capital expenditures made to support our revenue growth.

        Amortization of intangible assets.    Amortization of intangible assets remained constant at $25.7 million for the year ended December 31, 2008 and the year ended December 31, 2007 and relates solely to intangible assets resulting from acquisitions. In the years ended December 31, 2008 and 2007, we accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers by $2.2 million and $1.5 million, respectively. Excluding these items, amortization of intangible assets decreased $0.6 million as certain intangible assets reached the end of their useful lives, partially offset by a full year of amortization from our acquisition of Dialect Payment Technologies. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Beginning in 2005, the Company experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to this customer relationship was approximately $19.4 million as of December 31, 2008. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of December 31, 2008.

        Interest expense.    Interest expense decreased $5.8 million, or 34.7%, to $10.9 million for the year ended December 31, 2008, from $16.7 million for the year ended December 31, 2007. Included in interest expense for the year ended December 31, 2007 is a charge of $1.4 million related to the acceleration of deferred financing costs as a result of the recapitalization in March 2007 supporting our special dividend. Excluding this charge, interest expense decreased $4.4 million primarily due to the lower effective interest rate associated with our 2007 credit facility and to a lesser extent the lower average debt balance outstanding during 2008.

        Interest income.    Interest income was $0.7 million for the year ended December 31, 2008 compared to $1.1 million for the year ended December 31, 2007. The decrease in interest income is due primarily to a lower effective interest rate partially offset by higher outstanding cash balances.

        Other income (expense), net.    Other income (expense), net was an expense of $0.2 million for the year ended December 31, 2008 compared to income of $2.4 million for the year ended December 31, 2007. Included in other income (expense), net for the year ended December 31, 2008 are foreign currency revaluation losses of approximately $0.1 million due to fluctuations in the value of the U.S. dollar, principally against the Euro and Pound Sterling, versus a gain on foreign currency revaluation of $2.2 million for the year ended December 31, 2007.

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

        Income tax expense.    For the year ended December 31, 2008, our income tax expense was approximately $9.2 million compared to $0.6 million for the year ended December 31, 2007. The increase in our income tax expense is related to higher income in the U.S. that cannot be offset against losses in other jurisdictions. Our effective tax rate for the year ended December 31, 2008 was 72.5% versus the the U.S. federal statutory rate of 34.0% due primarily to changes in uncertain tax positions and deductions for stock based compensation. Our effective tax rate for the year ended December 31, 2007 was (26.3%) versus the U.S. federal statutory rate of 34.0% due primarily to lower tax rates in certain international jurisdictions in which we have operations and nondeductible stock compensation expense.

        Equity in net income (loss) of unconsolidated affiliates.    Equity in net income (loss) of unconsolidated affiliates for the year ended December 31, 2008 was a loss of $0.2 million, compared to income of $0.6 million for the year ended December 31, 2007. The decrease was due primarily to the realized gain of $0.6 million on the sale of all our outstanding shares of our investment in WAY Systems, Inc. during the year ended December 31, 2007. The loss for the year ended December 31, 2008 relates to our investment in AK Jensen, Inc. As of December 31, 2008, the carrying value of our investment in AK Jensen, Inc. was $0.4 million.

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

        Telecommunication services division.    Revenues from the telecommunication services division increased $2.4 million, or 3.8%, to $64.5 million for the year ended December 31, 2007, from $62.1 million for the year ended December 31, 2006. Included in telecommunications services revenues for the year ended December 31, 2007 and 2006 were approximately $5.4 million and $6.4 million, respectively, of pass-through revenues. Excluding the decrease in pass-through revenues, revenues increased $3.4 million primarily through increases in volumes from our database access services from new and existing customers and to a lesser extent from the migration onto our network of new cable customer traffic, partially offset by pricing compression due to customer consolidation in our call signaling business.

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

Outlook

        In our foreign operations we conduct business in each of our foreign jurisdictions local currency. Due to the recent strengthening of the U.S. Dollar relative to several major foreign currencies, we expect revenues and operating income to be negatively impacted by foreign currency translation. As a point of reference, for the year ended December 31, 2008, the weighted average exchange rate used to translate the Company's Statement of Operations (U.S. Dollar rate for one unit of foreign currency) was $1.85 for the British Pound, $1.47 for the Euro, and $0.84 for the Australian dollar. For the year ended December 31, 2008, approximately 21%, 14% and 8% of our consolidated revenues were generated in the British Pound, Euro and Australian dollar, respectively. For the year ended December 31, 2008, approximately 16%, 11% and 6% of our consolidated operating expenses were generated in the British Pound, Euro and Australian dollar, respectively. A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following impact on revenue for the year ended December 31, 2008: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar $0.3 million. The foreign currency exchange rates which impact our revenues and operating income have been volatile recently and are beyond our control.

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

Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our 2007 senior secured revolving credit facility, will be adequate to meet our anticipated needs for the foreseeable future. In March 2009, we entered into a definitive agreement to purchase the Communication Services Group assets from Verisign, Inc. for $230 million in cash. We expect to fund the acquisition through a combination of cash on hand and additional debt of up to $250 million.

        Our operations provided us cash of $73.7 million for the year ended December 31, 2008, which was attributable to net income of $3.5 million, adjusted by depreciation, amortization and other non-cash charges of $68.4 million and a decrease in working capital of $1.8 million. Our operations provided us cash of $42.0 million for the year ended December 31, 2007, which was attributable to a net loss of $2.8 million, adjusted by depreciation, amortization and other non-cash charges of $53.5 million and an increase in working capital of $8.7 million. Our operations provided us cash of $35.1 million for the year ended December 31, 2006, which was attributable to a net loss of $9.9 million, adjusted by depreciation, amortization and other non-cash charges of $54.2 million and an increase in working capital of $9.2 million.

        We used cash of $32.0 million to fund capital expenditures primarily to support our revenue growth for the year ended December 31, 2008. We used cash of $20.6 million in investing activities for the year ended December 31, 2007, which includes cash proceeds of $0.9 million from the sale of certain equity investments and $2.2 million from the sale of non-strategic property and equipment less $4.2 million for business acquisitions and $19.5 million in capital expenditures primarily to support our revenue growth. We used cash of $53.1 million in investing activities for the year ended December 31, 2006, which includes cash paid for business acquisitions of $28.1 million and capital expenditures of $25.0 million.

        We used cash of $19.7 million from financing activities for the year ended December 31, 2008 which included voluntary pre-payments of $27.0 million on our 2007 senior secured credit facility, and $2.2 million was used to repurchase stock to satisfy employees tax withholding requirements on the vesting of restricted stock units. In addition we received $9.6 million from the exercise of employee stock option. We used cash of $19.7 million from financing activities for the year ended December 31, 2007, which includes net proceeds of $222 million from our 2007 senior secured credit facility, of which $98.3 million was used for payment of a special dividend and $123.3 million was used to repay our 2005 amended and restated senior secured credit facility. In addition, we made $19.5 million of voluntary pre-payments on our 2007 senior secured credit facility. We received cash of $9.9 million from financing activities for the year ended December 31, 2006, which primarily consisted of $9.9 million of borrowings under our 2005 amended and restated senior secured credit facility, the proceeds of which were used to partially finance business acquisitions.

Commitments

        The following table summarizes our contractual obligations as of December 31, 2008 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$178,500	$—	$—	$—	$—	$—	$178,500
Supplier commitments	6,316	4,718	1,598	—	—	—	—
Operating lease obligations	42,559	8,833	7,710	6,939	6,049	3,714	9,314

	$227,375	$13,551	$9,308	$6,939	$6,049	$3,714	$187,814

        Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $4.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for further discussion of income tax.

        Not included in the table above are commitments to make interest payments under the terms of our 2007 senior secured credit facility due to the variable nature of the interest rates. See note 5 to the consolidated financial statements for further details on interest rates and other terms and conditions of this facility.

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

        The following is a discussion on the most significant accounting estimates affecting the financial statements:

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

        In accordance with SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets including property and equipment, capitalized software development costs and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of our long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the intangible assets. If we estimate that the assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, we assess whether separate cash flows can be attributed to the individual asset. We group our long-lived assets by business unit where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, we recognize an impairment charge upon disposition. For our customer relationship intangible assets, we evaluate impairment upon the significant loss of revenue from a customer. Beginning in 2005, the Company experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to this customer relationship was approximately $19.4 million as of December 31, 2008. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of December 31, 2008.

        The calculation of fair value in accordance with SFAS Nos. 142 and 144 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Income taxes

        We account for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period. We provide a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. The company must exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, and related valuation allowance, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. The company expects to realize the benefit of its deferred tax assets for which no valuation allowance is recorded through future reversals of its deferred tax liabilities, through the recognition of taxable income in the allowable carryback and carryforward periods, and through implementation of tax planning strategies. An additional valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, if tax planning strategies are not available, or if the company projects lower levels of future taxable income.

        We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. This analysis is performed in accordance with the requirements of FIN 48. Our analysis of unrecognized tax benefits contain uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds of FIN 48.

        The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $70 million as of December 31, 2008) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if it sold the Company's interests in the foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2008 we had $178.5 million outstanding under our 2007 senior secured credit facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Based upon the outstanding borrowings on December 31, 2008 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates could affect our annual interest expense by $1.8 million.

        As of December 31, 2008, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

        We have operations in 23 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand and the Netherlands. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the year ended December 31, 2008, we recorded a loss on foreign currency revaluation of approximately $0.1 million.

Item 8.    Financial Statements and Supplementary Data

        The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of TNS, Inc.:

        We have audited the accompanying consolidated balance sheets of TNS, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TNS, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

                      /s/  Ernst & Young LLP

McLean, Virginia
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and shareholders of TNS, Inc.:

        We have audited TNS, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TNS, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report located in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TNS, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of TNS, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 12, 2009

TNS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(in thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,805	$38,851
Accounts receivable, net of allowance for doubtful accounts of $3,093 and $3,631, respectively	75,112	69,501
Prepaid expenses	6,765	5,351
Deferred tax assets	2,800	1,805
Income taxes receivable	433	454
Inventory	1,464	1,774
Other current assets	4,055	2,737

Total current assets	108,434	120,473

Property and equipment, net	55,376	58,795
Identifiable intangible assets, net	180,330	151,811
Goodwill	13,513	10,954
Deferred tax assets, net	21,110	16,141
Other assets	4,335	3,740

Total assets	$383,098	$361,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expensed and other current liabilities	$57,069	$59,424
Deferred revenue	18,521	16,360

Total current liabilities	75,590	75,784

Long-term debt, net of current portion	205,500	178,500
Deferred tax liabilities	5,537	2,420
Other liabilities	4,199	2,395

Total liabilities	290,826	259,099

Commitments and contingencies (see Note 10)
Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 24,274,195 shares issued and 24,258,942 shares outstanding and 25,082,007 shares issued and 25,053,226 shares outstanding, respectively	24	25
Treasury stock, 15,253 shares and 28,781 shares, respectively	(239)	(578)
Additional paid-in capital	131,485	150,839
Accumulated deficit	(44,278)	(40,800)
Accumulated other comprehensive income (loss)	5,280	(6,671)

Total stockholders' equity	92,272	102,815

Total liabilities and stockholders' equity	$383,098	$361,914

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2007	2008
	(in thousands, except per share and share amounts)
Revenues	$286,160	$325,564	$343,991
Operating expenses:
Cost of network services, exclusive of the items shown separately below	146,181	163,559	162,423
Engineering and development	22,187	27,626	29,149
Selling, general, and administrative	71,757	75,287	78,104
Depreciation and amortization of property and equipment	22,208	23,114	25,286
Amortization of intangible assets	24,820	25,656	25,734

Total operating expenses	287,153	315,242	320,696

(Loss) income from operations	(993)	10,322	23,295
Interest expense	(9,261)	(16,655)	(10,868)
Interest income	598	1,105	707
Other (expense) income, net	2,197	2,356	(241)

Income (loss) before income tax provision, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	(7,459)	(2,872)	12,893
Income tax (provision) benefit	2,665	(586)	(9,213)
Equity in net (loss) income of unconsolidated affiliates	(5,186)	643	(202)

Income (loss) before cumulative effect of a change in accounting principle	(9,980)	(2,815)	3,478
Cumulative effect of a change in accounting principle, net of tax provision	84	—	—

Net income (loss) attributable to common stockholders	$(9,896)	(2,815)	3,478

Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(0.41)	$(0.12)	$0.14
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—

Net income (loss)	$(0.41)	$(0.12)	$0.14

Basic weighted average common shares outstanding	24,075,710	24,203,735	24,763,299

Diluted weighted average common shares outstanding	24,075,710	24,203,735	25,195,521

Dividends declared per common share	$—	$4.00	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock						Accumulated other comprehensive (loss) income
			Treasury Stock	Additional paid-in capital	Accumulated deficit	Deferred stock compensation		Total stockholders' equity	Comprehensive income (loss)
	Shares	Amount
	(in thousands, except per share and share amounts)
Balance, December 31, 2005	23,998,715	24	(517)	217,434	(31,567)	(7,150)	(378)	177,846
Reclassification of deferred stock compensation upon adoption of SFAS No. 123R	—	—	—	(7,150)	—	7,150	—	—
Exercise of employee stock options	16,758	—	—	350	—	—	—	350
Issuance of common stock upon vesting of restricted stock units	130,331	—	—	—	—	—	—	—
Purchase of treasury stock			(88)	—	—	—	—	(88)
Stock compensation expense	—	—	—	7,465	—	—	—	7,465
Foreign currency translation	—	—	—	—	—	—	3,588	3,588	$3,588
Net loss	—	—	—	—	(9,896)	—	—	(9,896)	(9,896)

Balance, December 31, 2006	24,145,804	24	(605)	218,099	(41,463)	—	3,210	179,265
Total, December 31, 2006									$(6,308)

Exercise of employee stock options	5,545	—	—	78	—	—	—	78
Issuance of common stock upon vesting of restricted stock units	196,724	—	—	—	—	—	—	—
Tax benefit of share based payments	—	—	—	277	—	—	—	277
Purchase of treasury stock			(929)	—	—	—	—	(929)
Stock compensation expense	—	—	—	12,620	—	—	—	12,620
Foreign currency translation	—	—	—	—	—	—	2,070	2,070	$2,070
Special cash dividend declared, $4 per common share	—	—	—	(98,294)	—	—	—	(98,294)
Retirement of treasury shares	(73,878)	—	1,295	(1,295)	—	—	—	—
Net loss	—	—	—	—	(2,815)	—	—	(2,815)	(2,815)

Balance, December 31, 2007	24,274,195	$24	$(239)	$131,485	$(44,278)	$—	$5,280	$92,272

Total, December 31, 2007									$(745)

Exercise of employee stock options	543,328	1	—	9,588	—	—	—	9,589
Issuance of common stock upon vesting of restricted stock units	364,627	—	—	—	—	—	—	—
Tax benefit of share based payments	—	—	—	284	—	—	—	284
Purchase of treasury stock	—	—	(2,162)	—	—	—	—	(2,162)
Stock compensation expense	—	—	—	11,305	—	—	—	11,305
Foreign currency translation	—	—	—	—	—	—	(11,951)	(11,951)	$(11,951)
Retirement of treasury shares	(100,143)	—	1,823	(1,823)	—	—	—	—
Net income	—	—	—	—	3,478	—	—	3,478	3,478

Balance, December 31, 2008	25,082,007	$25	$(578)	$150,839	$(40,800)	$—	$(6,671)	$102,815

Total, December 31, 2008									$(8,473)

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2007	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,896)	$(2,815)	$3,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,208	23,114	25,286
Amortization of intangible assets	24,820	25,656	25,734
Deferred income tax provision (benefit)	(5,993)	(10,136)	4,960
Loss on disposal of property and equipment	—	60	165
Amortization and write-off of deferred financing costs	485	2,090	722
Equity in net loss of unconsolidated affiliates	5,186	118	202
Stock compensation	7,465	12,620	11,305
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,001)	(7,227)	(174)
Other current and noncurrent assets	(4,045)	3,549	1,002
Accounts payable and accrued expenses	1,397	290	6,964
Deferred revenue	2,881	(3,648)	(4,115)
Other current and noncurrent liabilities	2,614	(1,709)	(1,804)

Net cash provided by operating activities	35,121	41,962	73,725

Cash flows from investing activities:
Purchases of property and equipment	(25,005)	(19,526)	(32,047)
Proceeds from sale of property and equipment	—	2,164	—
Cash paid for business acquisitions, net of cash acquired	(28,086)	(4,166)	—
Proceeds from sale of unconsolidated affiliates	—	888	—
Net cash used in investing activities	(53,091)	(20,640)	(32,047)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs of $—, $3,501and $—, respectively	—	221,949	—
Borrowings on revolving credit facility	9,866	—	—
Repayment of long-term debt	—	(142,813)	(27,000)
Payment of long-term debt financing costs	(225)	—	(75)
Proceeds from stock option exercises	320	78	9,589
Excess tax benefits from share based payments	30	277	284
Payment of special cash dividend, $4 per common share	—	(98,294)	—
Purchase of treasury stock	(88)	(929)	(2,162)

Net cash (used in) provided by financing activities	9,903	(19,732)	(19,364)

Effect of exchange rates on cash and cash equivalents	(1,239)	(1,107)	(1,268)

Net increase (decrease) in cash and cash equivalents	(9,306)	483	21,046
Cash and cash equivalents, beginning of year	26,628	17,322	17,805

Cash and cash equivalents, end of year	$17,322	$17,805	$38,851

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,619	$15,636	$10,835

Cash paid for income taxes	$10,244	$13,863	$2,547

See accompanying notes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Dividend and Recapitalization

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

2. Summary of Significant Accounting Policies:

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" as amended by Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of all Majority-Owned Subsidiaries." The usual condition for controlling financial interest is ownership of a majority of the voting interest and,

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities, as defined by Financial Statement Accounting Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46R) the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity-method of accounting pursuant to Accounting Principles Bulletin (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

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

        Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer's minimum purchase commitments under the contract. Deferred customer incentives were approximately $0.9 million and $0.2 million as of December 31, 2007 and 2008, respectively, of which approximately $0.9 million and $0.1 million was classified in other current assets as of December 31, 2007 and 2008, respectively, and the remaining balance was classified in other assets in the accompanying consolidated balance sheets.

        In addition, the Company receives installation fees related to the configuration of the customers' systems. Revenue from installation fees is being deferred and recognized ratably over the customer's contractual service period, generally three years. Installation fees were approximately $2.6 million, $2.9 million, and $4.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. Approximately $4.6 million and $4.3 million of installation fees are included in deferred revenue as of December 31, 2007 and 2008, respectively.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

Cost of Network Services

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges and activation charges. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company's data networks. These costs are expensed by the Company as incurred. Direct costs of installations are deferred and amortized over the customers contracted service period, generally three years. Deferred installation costs as of December 31, 2007 and 2008 were approximately $2.3 million and $2.4 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. Depreciation expense on network equipment was approximately $13.4 million, $15.4 million, and $16.3 million for the years ended December 31, 2006, 2007 and 2008, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Amortization expense on developed technology, an intangible asset recorded in the acquisitions of Transaction Network Services, Inc., CommsXL Limited, Sonic and Dialect Payment Technologies Pty Limited., and the Synapse, vending and InfiniRoute assets was approximately $5.1 million, $4.0 million, and $4.6 million for the years ended December 31, 2006, 2007 and 2008, respectively and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS 157 to the Company's financial assets and financial liabilities did not have a material effect on the Company's consolidated financial statements. As we did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement did not have any impact on our financial position or results of operations.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

        The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2008, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Allowance for doubtful accounts

        The allowance for doubtful accounts reflects the company's estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and significant individual account credit risks.

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

        For purposes of measuring and recognizing impairment of long-lived assets, including intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset. Included in amortization of intangibles expense for the year ended December 31, 2006 is $1.1 million related to the impairment of our vending developed technology intangible assets. For the Company's customer relationship assets, the Company recognizes and measures impairment upon the significant loss of revenue from a customer. Included in amortization of intangibles expense for the year ended December 31, 2006, 2007 and 2008 is approximately $2.2 million, $1.5 million and $2.2 million, respectively, in accelerated amortization on a portion of the Company's customer relationship assets in connection with the loss of certain customers, primarily POS customers, during those respective periods. The Company experienced revenue and transaction volume declines with a major customer during 2006, 2007 and 2008. The customer relationship intangible asset assigned to this customer is approximately $19.4 million as of December 31, 2008. The Company assessed the recoverability of this customer relationship intangible asset based upon anticipated undiscounted future cash flows and concluded that no impairment existed as of December 31, 2008. Included in depreciation and

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

amortization of property and equipment expense for the year ended December 31, 2008, is approximately $1.1 million related to the impairment of capitalized software costs primarily in connection with the decision to discontinue further development of the Company's vending platform.

        The Company's estimates of anticipated cash flows could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in the method of amortization or a shortening of estimated useful lives for long-lived assets including intangibles.

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

        Goodwill decreased from 2007 to 2008 primarily due to the finalization of purchase accounting in relation to the acquisition of Dialect (See Note 3) and foreign currency translation.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

        Amortization of intangible assets is recorded on a straight-line or accelerated basis over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis. Amortization periods are as follows:

Developed technology	4 – 15 years
Trade names	20 years
Customer relationships	3 – 20 years
Non-compete agreements	2 or 3 years

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

Net Income (Loss) Per Common Share

        SFAS No. 128, "Earnings Per Share", requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The treasury stock effect of options to purchase 1,885,657 shares of common stock and 393,521 restricted stock units that were outstanding as of December 31, 2006, options to purchase 2,385,656 shares of common stock and 983,446 restricted stock units that were outstanding as of December 31, 2007 and options to purchase 885,323 shares of common stock that were outstanding as of December 31, 2008 were excluded from the computation of diluted net loss per common share for the years ended December 31, 2006, 2007 and 2008 as their effect would have been anti-dilutive.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

        The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2006	2007	2008
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(9,980)	$(2,815)	$3,478
Cumulative effect of a change in accounting principle, net of tax	84	—	—

Net income (loss) attributable to common stockholders	$(9,896)	(2,815)	3,478

Weighted average common share calculation:
Basic weighted average common shares outstanding	24,075,710	24,203,735	24,763,299
Treasury stock effect of unvested common stock	—	—	288,671
Treasury stock effect of options	—	—	143,551

Diluted weighted average common shares outstanding	24,075,710	24,203,735	25,195,521

Net income (loss) per common share:
Basic and diluted income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(0.41)	$(0.12)	$0.14
Cumulative effect of a change in accounting principle, net of tax provision	—	—	—

Net income (loss)	$(0.41)	$(0.12)	$0.14

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment", using the modified prospective transition method. SFAS No. 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. In accordance with the Company's chosen method of adoption, results for prior periods have not been restated. Share-based expenses for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and in accordance with SFAS No. 123R for all awards granted or modified after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company followed Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", which accounts for share-based payments to employees using the intrinsic value method and, as such, the Company generally recognized no compensation cost for employee stock options. Refer to Note 6 for additional discussion regarding details of the Company's stock-based compensation plans and the adoption of SFAS No. 123R.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

Foreign Currency Translation and Revaluation

        The Company has operations in 23 countries outside the United States including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand and the Netherlands. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future. For the years ended December 31, 2006, 2007 and 2008, the Company recorded foreign exchange gain (losses) of $2.1 million, $2.2 million and $(0.1) million, respectively, which are included in other (expense) income, net in the accompanying consolidated statements of operations. Foreign exchange risk is managed through the structure of the business.

Comprehensive Income

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from the determination of net income. Comprehensive income, net of tax, consists of foreign currency translation adjustments. The cumulative foreign currency translation adjustment as of December 31, 2007 and 2008 was approximately $5.3 million and $(6.6) million increase (decrease) to equity, respectively. As of December 31, 2007 and 2008, accumulated other comprehensive income consisted solely of foreign exchange translation gains.

Segment Reporting

        The Company provides segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its business into two segments: North America and ISD. In addition, the Company's management evaluates revenues for its four business divisions: POS, TSD, FSD and ISD. A significant portion of the Company's North American operating expenses are shared between the POS, TSD and FSD divisions, and, therefore, management analyzes operating results for these three divisions on a combined basis. SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements

        In October 2008, the FASB issued FASB Staff Position FAS 157-3 (FSP FAS 157-3), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statement have not been issued. The company adopted FSP FAS 157-3 for the period ended September 30, 2008. The adoption did not have a significant impact on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 will not have a material effect on the Company's consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS 157 to the Company's financial assets and liabilities did not have a material effect on the Company's consolidated financial statements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The Company is currently assessing the impact of adopting the deferred portion of the pronouncement.

        In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations, a revision of SFAS No. 141". SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in beginning January 1, 2009 will be recorded and disclosed following SFAS No. 141 (R). The Company expects SFAS No. 141 (R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is still assessing the full impact of this standard on its future consolidated financial statements.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Acquisitions and Long-Term Investments:

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Acquisitions and Long-Term Investments: (Continued)

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Acquisitions and Long-Term Investments: (Continued)

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

Dialect Payment Technologies, Pty Limited

        On June 8, 2007, the Company acquired all of the outstanding shares of Dialect Payment Technologies Pty Limited (Dialect), an Australian provider of internet payment gateway services to the card-not-present transaction market, for a purchase price of $4.2 million, plus direct acquisition costs of approximately $0.4 million. The purchase price included approximately $0.9 million which was held in escrow and was subsequently refunded to the Company under the terms of the Asset Purchase Agreement. The Company accounted for the transaction as a purchase under the provisions of SFAS No. 141. The Company purchased Dialect primarily to expand its current suite of POS product

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Acquisitions and Long-Term Investments: (Continued)

offerings. During 2008, the Company finalized the purchase accounting for Dialect and the purchase price was allocated as follows (in thousands):

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

Long-Term Investments

        In September 2004, the Company made an investment in AK Jensen Group, Limited (AKJ), a company that provides order routing systems and integrated electronic trading solutions to financial software companies and end clients. The Company purchased 94,429 common shares for $1.0 million and obtained representation on AKJ's board of directors. The Company is accounting for this investment under the equity method of accounting as the Company has significant influence over AKJ's operating and financing activities through its representation on the board of directors. Due to timing of the receipt of AKJ's financial statements, the Company is accounting for the income or loss in this equity method investment on a one month lag. For the years ended December 31, 2006, 2007 and 2008 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately, $15,000, $118,000 and $201,000 respectively. In August 2007, the Company sold 10% of its holding in AKJ for a gain of $135,000. This amount is included in equity in net (loss) income of unconsolidated affiliates for the year ended December 31, 2007. As of December 31, 2008, the carrying value of the Company's AKJ investment was approximately $0.4 million.

        In August 2004, the Company made an investment in WAY Systems, Inc. (WAY), which provides mobile POS transaction infrastructure and solutions for mobile merchants. The Company purchased 5,952,381 shares or 38.5 percent of WAY's Series B convertible preferred stock for $2.5 million and became entitled to representation on WAY's board of directors. The Company accounted for its investment under the equity method of accounting as the Company had significant influence over the

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Acquisitions and Long-Term Investments: (Continued)

financing and operating activities of WAY through its representation on the board of directors. In March 2005, the Company made an additional investment of $0.8 million to purchase 1,910,401 shares of WAY's Series B convertible preferred stock representing an additional 1.9 percent of WAY's outstanding shares. In July 2005, the Company made an additional investment of $0.7 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum and due January 1, 2009. In September 2005, the Company exercised its option on the convertible note to convert the outstanding principal and accrued interest of approximately $0.8 million to 1,185,085 shares of WAY's Series C convertible preferred stock and made an additional investment of $1.1 million to purchase 1,676,429 shares of WAY's Series C convertible preferred stock. During December 2006, in conjunction with management's decision to not advance additional capital to WAY and continuing and projected operating losses from WAY, the Company determined its WAY investment was impaired and recorded a $1.3 million charge to reduce the carrying value of its WAY investment to zero. This is included in equity in net (loss) income of unconsolidated affiliates for the year ended December 31, 2006. In June 2007, the Company sold all of its WAY shares for $625,000, and vacated its seat on the board of directors of WAY Systems, Inc. This gain of $625,000 is included in equity in net (loss) income of unconsolidated affiliates for the year ended December 31, 2007 in the accompanying consolidated statement of operations.

        In January 2005, the Company made an investment in IP Commerce, Inc., a company that is developing operating software to facilitate the authorization of IP-based retail payment transactions. The Company purchased 2,368,545 Series A preferred shares or 39.7 percent of IP Commerce's total outstanding shares for $2.0 million and became entitled to representation on IP Commerce's board of directors. In September 2005, the Company made an additional investment of $0.9 million in exchange for a convertible note bearing interest at a rate of 8 percent per annum which was payable on demand, no earlier than February 1, 2007. In March 2006, the Company exercised its right on the convertible note to convert the outstanding principal and accrued interest of approximately $0.9 million to 675,901 shares of IP Commerce's Series B convertible preferred stock. The Company accounted for its investment under the equity method of accounting. For the years ended December 31, 2005 and 2006, the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately $1.1 million and $1.8 million, respectively. In December 2006, the Company had fully written down its investment in IP Commerce, Inc. The carrying value of the IP Commerce investment was zero at December 31, 2007 and 2008.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Balance Sheet Details:

Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	December 31,
	2007	2008
Network equipment and software	$97,344	$104,922
Office furniture and equipment	15,109	16,126
Capitalized software development costs	35,652	40,720
Leasehold improvements	14,644	14,521

	162,749	176,289
Accumulated depreciation and amortization	(107,373)	(117,494)

Property and equipment, net	$55,376	$58,795

        In March 2007, the Company sold its fractional share in an aircraft for approximately $2.2 million and realized a gain of approximately $192,000. This gain is included in other (expense) income, net in the accompanying consolidated statement of operations for the year ended December 31, 2007.

Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (in thousands):

	December 31,
	2007	2008
Customer relationships	$180,466	$175,644
Accumulated amortization	(75,660)	(89,559)

Customer relationships, net	104,806	86,085

Developed technology	87,787	86,142
Accumulated amortization	(59,567)	(62,473)

Developed technology, net	28,220	23,669

Trade names	68,685	68,644
Accumulated amortization	(23,528)	(27,155)

Trade names, net	45,157	41,489

Non-compete agreements	10,770	9,955
Accumulated amortization	(8,623)	(9,387)

Non-compete agreements, net	2,147	568

Identifiable intangible assets, net	$180,330	$151,811

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Balance Sheet Details: (Continued)

        Future scheduled amortization of intangible assets is as follows as of December 31, 2008 (in thousands):

2009	$19,577
2010	18,086
2011	14,781
2012	13,006
2013	13,006
Thereafter	73,355

$151,811

Accounts Payable, Accrued Expenses and Other Current Liabilities

        Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2008
Accounts payable and accrued network costs	$31,163	$37,354
Accrued sales and use tax	1,876	1,554
Income taxes payable	2,105	3,379
Accrued legal and professional fees	2,454	2,341
Accrued compensation and benefits	7,499	7,754
Accrued severance and benefits	4,216	953
Other accrued expenses	4,581	4,233
Other current liabilities	3,175	1,856

Accounts payable, accrued expenses and other current liabilities	$57,069	$59,424

5. Long-Term Debt:

        Debt consists of the following (in thousands):

	December 31,
	2007	2008
Revolving credit facility	$—	$—
Term B Loan	205,500	178,500

	205,500	178,500
Less: Current portion	—	—

Long-term portion	$205,500	$178,500

        On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility),

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Long-Term Debt: (Continued)

under which there were no borrowings as of December 31, 2007 or 2008. The Revolving Facility matures March 27, 2013. The 2007 Credit Facility is secured by substantially all of the assets of the Company. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by the Company. The Company made voluntary prepayments on the Term Facility totaling $27.0 million during the year ended December 31, 2008. As of December 31, 2008, based on the level of voluntary prepayments made to date, there are no quarterly installment payments required over the remaining term.

        As of December 31, 2008, the total scheduled remaining payments on the Term Facility are as follows (in thousands):

2009	$—
2010	—
2011	—
2012	—
2013	—
Thereafter	178,500

$178,500

        Interest on the outstanding balances under the Revolving Facility is payable, at the Company's option, at a rate equal to the higher of the Wall Street Journal published "base rate on corporate loans posted by at least 75% of the nation's largest banks" or the federal funds rate plus 50 basis points (the "Base Rate"), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate ("LIBOR"), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility are payable, at the Company's option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. For the year ended December 31, 2008, borrowings on the Term Facility bore interest at the rate of 2.0% over the LIBOR rate (3.9% as of December 31, 2008). The weighted average interest rates for the years ended December 31, 2006, 2007 and 2008 were 7.75%, 7.71% and 5.74%, respectively. The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company's option.

        The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company's "excess cash flow" (as such term is defined in the Credit Agreement) depending on the Company's Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

        The terms of the 2007 Credit Facility require the Company to comply with financial and non-financial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of December 31, 2008, the Company was required to maintain a leverage ratio of less than 2.9 to 1.0. The leverage ratio continues to decline over the term of the 2007 Credit Facility. The Company's leverage ratio as of December 31, 2008 was 2.0 to 1.0. The 2007 Credit Facility also contains non-financial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Long-Term Debt: (Continued)

specified transactions with affiliates. Noncompliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or non-financial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of December 31, 2008.

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

        As discussed in Note 2, effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, the Company did not estimate forfeitures and recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. Upon adoption of SFAS No. 123R on January 1, 2006, the Company recorded a cumulative effect of a change

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

6. Stock Compensation and Retirement Plans: (Continued)

in accounting principle, net of tax, of approximately $0.1 million related to estimated forfeitures of unvested restricted stock awards for which stock-based compensation was recorded in the Company's financial statements prior to January 1, 2006. During the years ended December 31, 2006, 2007 and 2008, the Company capitalized approximately $0.3 million of stock-based compensation costs for employees working on software developed for internal use during the application and development stage.

        The Company's stock-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated (in thousands):

	Year ended December 31,
	2006(1)	2007(2)	2008
Cost of network services	$814	$1,146	$1,190
Engineering and development	1,232	2,095	1,618
Selling, general and administrative	5,558	9,379	8,497

	$7,604	$12,620	$11,305

(1)
The amounts for 2006 exclude the cumulative effect of a change in accounting principle, net of tax of ($84,000) which was recorded upon adoption of SFAS No. 123R on January 1, 2006.

(2)
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

        The fair value for stock options granted during the periods were estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2006	2007	2008
Expected term (in years)	5.5	5.5	5.5
Risk-free interest rate	4.8%	4.7%	3.3%
Volatility	48.6%	48.6%	40.5%
Dividend yield	0.0%	0.0%	0.0%

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

December 31, 2008

6. Stock Compensation and Retirement Plans: (Continued)

        Expected term—The expected term is based on historical exercise patterns of the Company's stock options and on the results of a study performed of guideline companies in the Company's peer group to the extent that sufficient historical information relating to the exercise patterns of the Company's stock has not yet been established. In future periods, the expected term will be calculated with greater reference to the Company's stock exercise patterns as that data becomes available. The Company accounts for stock options with graded vesting as a single award with the expected term equal to the average of the expected term of the component vesting tranches and recognizes the related compensation cost on a straight-line basis over the vesting period of the award for awards with only time-vesting requirements and on an accelerated basis for awards with performance vesting requirements.

        Risk-free interest rate—The risk-free rate for stock options granted during the period is determined by using U.S. treasury rates of the same period as the expected option term of each option.

Time-Vested Stock Options

        A summary of time-vested option activity under the Plan as of December 31, 2008, and changes during the year then ended, is presented below (in thousands, except share and per share amounts):

	Number of shares	Exercise price per share	Weighted average exercise price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2008	1,787,290	$11.88 – $39.20	$18.63
Granted	48,020	13.24 – 23.30	19.62
Exercised	(502,288)	12.39 – 22.88	18.57
Canceled	(157,836)	12.39 – 39.20	18.69

Outstanding, December 31, 2008	1,175,186	$11.88 – 39.20	$18.69	$—	6.38

Exercisable, December 31, 2008	919,123	$11.88 – $39.20	$19.22	$—	5.93

        The following table summarizes the weighted-average option information as of December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88 – $15.68	220,926	8.31	$12.42	103,744	$12.36
$15.69 – $19.60	399,191	4.83	$18.48	375,238	$18.58
$19.61 – $23.52	536,351	6.67	$20.92	423,017	$20.87
$23.53 – $27.44	7,600	6.81	$24.45	6,006	$24.45
$39.20	11,118	4.04	$39.20	11,118	$39.20

$11.88 – $39.20	1,175,186	6.38	$18.69	919,123	$19.22

        The Company expects 1,121,127 of the 1,175,186 options outstanding as of December 31, 2008 to ultimately vest. The weighted average grant date fair value of options granted during the years ended

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

6. Stock Compensation and Retirement Plans: (Continued)

December 31, 2006, 2007 and 2008 was $10.35, $6.31, and $8.32 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2007 and 2008 was approximately $25,000, $16,000 and $2.4 million, respectively. As of December 31, 2008, there was a total of $2.7 million of deferred compensation cost related to time-vested stock options, which is expected to be recognized over a weighted average period of approximately two years.

        During the year ended December 31, 2008, the Company received approximately $9.6 million in cash proceeds related to the exercise of stock options. The adoption of SFAS No. 123R also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

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

        A summary of performance-based stock options outstanding as of December 31, 2008, and changes during the year then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Aggregate Intrinsic Value	Weighted- average remaining contractual term
Outstanding, January 1, 2008	598,366	$12.69
Granted(1)	121,269	16.15
Exercised	(20,998)	12.39
Outstanding at December 31, 2008	698,637	$13.30	$—	8.5

Exercisable at December 31, 2008	214,902	$12.81	$—	8.3

(1)
Represents 50% of the targeted payout for the 2008 long-term incentive plan, the results of which were approved by the Company's board of directors in February 2009.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

6. Stock Compensation and Retirement Plans: (Continued)

        The following table summarizes the weighted-average option information as of December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.39	555,078	8.3	$12.39	203,756	$12.39
$16.15	121,269	9.1	$16.15	—	—
$20.56	22,290	8.1	$20.56	11,146	$20.56

$12.39 – $20.56	698, 637	8.5	$13.30	214,902	$12.81

        The Company expects all of the outstanding performance-based options as of December 31, 2008 to ultimately vest. The weighted average grant date fair value of performance-based options granted during the years ended December 31, 2006, 2007 and 2008 was $9.16, $6.23 and $6.78, respectively.

        As of December 31, 2008, there was a total of $0.8 million of deferred compensation cost related to performance-based stock options, which is expected to be recognized over a period of approximately three years.

Time-Vested Restricted Stock Units

        The fair value of restricted stock units is determined based on the closing price of the Company's shares at the date of grant. A summary of the status of the Company's time-vested restricted stock units as of December 31, 2008, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2008	741,492	$15.44
Granted	142,326	21.86
Vested	(304,805)	16.16
Forfeited	(21,851)	9.95

Non-vested at December 31, 2008	557,162	$16.74

        The Company expects 531,533 of the 557,162 restricted stock units outstanding as of December 31, 2008 to ultimately vest. The total fair value of shares vested (measured as of the vesting date) during the years ended December 31, 2006, 2007 and 2008 was $2.6 million, $2.9 million and $6.0 million, respectively. As of December 31, 2008, there was $7.6 million of deferred compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units

        Performance-based restricted stock units are tied to the Company's annual performance against pre-established internal targets. Under the Company's long-term incentive program, the actual payout under these awards may vary from zero to 200% of an employee's target payout, based upon the

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

6. Stock Compensation and Retirement Plans: (Continued)

Company's actual performance over the fiscal year. The fair value is based on the market price of the Company's stock on the date of grant. The performance-based restricted stock units are also subject to vesting requirements, and generally vest in equal annual installments over three years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

        A summary of performance-based restricted stock units outstanding as of December 31, 2008, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Balance at January 1, 2008	241,954	$12.58
Granted(1)	127,757	16.15
Vested	(79,864)	16.61

Balance at December 31, 2008	289,847	$16.41

    (1)
    Represents 50% of the targeted payout for the 2008 long-term incentive plan, the results of which were approved by the Company's board of directors in February 2009.

        The Company expects all of the outstanding performance-based restricted stock units as of December 31, 2008 to ultimately vest. The total value of shares vested (measured as of the vesting date) during the years ended December 31, 2006, 2007 and 2008 was $0, $0.4 million and $1.3 million, respectively. As of December 31, 2008, there was a total of $1.2 million of deferred compensation cost related to performance-based restricted stock units, which is expected to be recognized over a period of approximately two years.

Retirement Savings Plan

        During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 20.0 percent of their salary, and the Company may match up to a maximum of the amount contributed by the employee during the 401(k) Plan year. Profit-sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2006, 2007 and 2008, the Board of Directors approved contributions of approximately $0.3 million, $0.6 million and $0.4 million, respectively, to the 401(k) Plan.

7. Restructuring Costs

        In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $5.6 million of severance associated with its workforce reduction, of which $4.2 million was included in selling, general and administrative expense,

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Restructuring Costs (Continued)

$0.8 million was included in engineering and development expense and $0.6 million was included in cost of network services in the accompanying consolidated statement of operations for the year ended December 31, 2006. Of the total $5.6 million in severance, $5.0 million related to the Company's U.S. operations and $0.6 million related to its International Services Division operations.

        During 2007 the Company incurred an additional $3.0 million in severance and benefits. Of the total, $3.0 million in severance and benefits, $2.7 million is included in selling, general and administrative expense and $0.3 million is included in engineering and development expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.

        During 2008 the Company incurred an additional $1.2 million in severance and benefits, which is included in selling, general and administrative expense and in the accompanying consolidated statement of operations for the year ended December 31, 2008.

        A summary of the liability for the Company's severance and benefits obligation is as follows (in thousands):

	2006	2007	2008
Balance as of January 1	$—	$4,778	$4,216
Severance and benefits from executive departures	5,534	3,004	1,209
Accretion of liability due to the passage of time	36	169	59

Total restructuring costs	5,570	7,951	5,484
Effects of foreign currency translation	—	142	25
Cash paid	(792)	(3,877)	(4,556)

Balance as of December 31	$4,778	$4,216	$953

        The above severance and benefits expenses are based on estimates that are subject to change. The remaining cash expenditures relating to the severance and benefits will be paid through 2009. As of December 31, 2008, $0.9 million of the liability for severance and benefits was classified as accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheet.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes:

        The components of income (loss) before income tax (provision) benefit, equity in net loss of unconsolidated affiliate and cumulative effect of a change in accounting principle are as follows (in thousands):

	Year ended December 31,
	2006	2007	2008
U.S.	$(29,770)	$(33,274)	$7,164
Non-U.S.	22,311	30,402	5,729

Income (loss) before income tax (provision) benefit, equity in net loss of unconsolidated affiliate and cumulative effect of a change in accounting principle	$(7,459)	$(2,872)	$12,893

        The components of the Company's income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2006	2007	2008
Current provision (benefit):
U.S.	$(2,161)	$143	$883
Non-U.S.	5,489	10,579	3,370

	3,328	10,722	4,253

Deferred provision (benefit):
U.S.	(6,014)	(7,921)	5,221
Non-U.S.	21	(2,215)	(261)

	(5,993)	(10,136)	4,960

Total income tax provision (benefit)	$(2,665)	$586	$9,213

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2007 consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$857	$51	$908
Accrued expenses	2,374	727	3,101
Deferred revenue	3,941	191	4,132
Intangible assets	4,673	—	4,673
Depreciation and amortization of property and equipment	6,931	1,869	8,800
Stock-based compensation	2,044	—	2,044
Equity in net loss of unconsolidated affiliates	1,407	—	1,407
Foreign tax credits	2,541	—	2,541
Other assets	122	—	122
Net operating loss carryforwards	15,712	4,942	20,654

	40,602	7,780	48,382
Less—valuation allowance	(5,671)	(4,942)	(10,613)

	34,931	2,838	37,769

Deferred tax liabilities:
Prepaid expenses	(1,317)	—	(1,317)
Unrealized foreign exchange gains/losses	—	(436)	(436)
Capitalized software development costs	(9,744)	—	(9,744)
Intangible assets	—	(7,899)	(7,899)

	(11,061)	(8,335)	(19,396)

Net deferred tax assets	$23,870	$(5,497)	$18,373

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2008, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$781	$47	$828
Accrued expenses	1,556	179	1,735
Deferred revenue	2,495	566	3,061
Intangible assets	3,788	—	3,788
Depreciation and amortization of property and equipment	5,787	954	6,741
Stock-based compensation	2,328	—	2,328
Equity in net loss of unconsolidated affiliates	1,407	—	1,407
Foreign tax credits	2,541	—	2,541
Other assets	128	293	421
Net operating loss carryforwards	16,629	4,264	20,893

	37,440	6,303	43,743
Less—valuation allowance	(5,671)	(4,264)	(9,935)

	31,769	2,039	33,808

Deferred tax liabilities:
Prepaid expenses	(1,267)	—	(1,267)
Unrealized foreign exchange gains/losses
Capitalized software development costs	(11,570)	—	(11,570)
Intangible assets	—	(5,445)	(5,445)

	(12,837)	(5,445)	(18,282)

Net deferred tax assets	$18,932	$(3,406)	$15,526

        The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to $13.3 million as of December 31, 2008. Some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules. In addition, the Company has a U.S. loss carryforward of approximately $43.4 million, which will expire between 2025 and 2027, and a foreign tax credit carryforward of $2.5 million, which will expire between 2015 and 2016. The Company has provided a valuation allowance against its deferred tax asset related to certain of its net operating loss carryforwards and all of its foreign tax credit carryforwards since, in management's judgment, realization of these tax benefits through future taxable income is not more likely than not.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes: (Continued)

        Taxes computed at the U.S. statutory federal income tax rate of 34.0 percent are reconciled to the Company's effective income tax rate as follows:

	Year ended December 31,
	2006	2007	2008
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
U.S. state taxes (net of federal tax benefit)	4.3	6.0	4.3
Non-U.S. taxes	24.0	255.8	1.4
Valuation allowance	(22.6)	7.6	0.9
Changes in uncertain tax positions	—	(114.7)	12.7
U.S. tax on undistributed foreign earnings	—	(95.6)	—
Stock based compensation expense	(12.3)	(100.2)	10.2
Nondeductible items	(6.3)	(19.2)	9.0

Effective tax rate	21.1%	(26.3)%	72.5%

        The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $70 million as of December 31, 2008) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if it sold the Company's interests in the foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

        On January 1, 2007 the Company adopted the provisions of FIN 48. The adoption and implementation of FIN 48 resulted in a $0.6 million increase in the liability for unrecognized income tax benefits, which was accounted for as an increase to goodwill as the amounts related to pre-acquisition income tax exposures. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2007	2008
Balance as of January 1	$1,989	$3,863
Additions for tax positions related to the current year	2,717	1,584
Reductions for settlements	(379)	(77)
Lapses of applicable statutes of limitation	(468)	(285)
Effects of foreign currency translation	4	(336)

Balance as of December 31	$3,863	$4,749

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2006, 2007 and 2008 the Company recognized approximately $43,000, $79,000 and $299,000 respectively in interest and penalties relating to its liability for unrecognized income tax benefits. The Company had approximately $122,000 and

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Income Taxes: (Continued)

$420,000 accrued for the payment of interest and penalties at December 31, 2007 and 2008, respectively. The entire balance of unrecognized tax benefits as of December 31, 2008 would impact the effective tax rate if recognized. The Company and its subsidiaries are subject to taxation in the U.S. and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2005 through 2007. With few exceptions, the Company is no longer subject to US Federal, state, local or foreign tax examinations for the tax years prior to 2005.

        It is reasonably possible that the Company's liability for unrecognized tax benefits will decrease in the next 12 months by $0.6 million as a result of the expiration of certain statutes of limitation in the U.S.

9. Segment Information:

        The Company classifies its business into two segments: North America and ISD. In addition, the Company's management evaluates revenues for its four business divisions: POS, TSD, FSD and ISD. A significant portion of the Company's North American operating expenses are shared between POS, TSD and FSD divisions, and, therefore, management analyzes operating results for these three divisions on a combined basis.

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

        Revenue for the Company's two segments is presented below (in thousands):

	Year ended December 31,
	2006	2007	2008
Revenues:
POS	$82,754	$81,231	$74,450
TSD	62,112	64,484	67,131
FSD	35,102	40,915	45,874

Total North America	179,968	186,630	187,455
ISD	106,192	138,934	156,536

Total revenues	$286,160	$325,564	$343,991

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

9. Segment Information: (Continued)

        EBITDA before stock compensation expense for North American and ISD operations are reflected below (in thousands):

	Year ended December 31,
	2006	2007	2008
EBITDA before stock compensation expense(i):
North America	$17,678	$21,200	$26,072
ISD	35,961	50,512	59,548

Total EBITDA before stock compensation expense	$53,639	$71,712	$85,620

    (i)
    Management evaluates the performance of its segments before consideration of certain intercompany transactions. Accordingly these transactions are not reflected in EBITDA by segment. In addition, certain corporate expenses are reflected in the North American segment, consistent with information reviewed by our chief operating decision maker.

        EBITDA before stock compensation expense differs from income (loss) before income taxes and equity in net loss of unconsolidated affiliates reported in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2006	2007	2008
EBITDA before stock compensation expense	$53,639	$71,712	$85,620
Reconciling items:
Stock compensation expense	(7,604)	(12,620)	(11,305)
Depreciation and amortization of property and equipment	(22,208)	(23,114)	(25,286)
Amortization of intangible assets	(24,820)	(25,656)	(25,734)
Interest expense	(9,261)	(16,655)	(10,868)
Interest income	598	1,105	707
Other (expense) income, net	2,197	2,356	(241)

Income (loss) before income tax provision and equity in net loss of unconsolidated affiliates	$(7,459)	$(2,872)	$12,893

Geographic Information

        The Company sells its services through foreign subsidiaries in Australia, Austria, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

9. Segment Information: (Continued)

        The Company's revenues were generated in the following geographic regions (in thousands):

	Year ended December 31,
	2006	2007	2008
North America	$179,968	$186,630	$187,455
Europe	93,941	115,244	123,825
Asia-Pacific	12,251	23,690	32,711

Total revenues	$286,160	$325,564	$343,991

        Revenues from the Company's United Kingdom subsidiaries were $59.3 million, $70.3 million and $72.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,
	2007	2008
North America	$180,535	$182,990
Europe	52,170	23,408
Asia-Pacific	16,514	15,162

Total long-lived assets	$249,219	$221,560

        Total assets are located in the following reporting segments (in thousands):

	December 31,
	2007	2008
North America	254,123	260,213
ISD	128,975	101,701

Total assets	383,098	361,914

        Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,
	2007	2008
North America	139,413	123,668
ISD	54,430	39,097

Total goodwill and intangible assets	$193,843	$162,765

10. Commitments and Contingencies:

Operating Leases

        The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through September 2017. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Commitments and Contingencies: (Continued)

approximately $7.5 million, $8.5 million and $8.1 million for the years ended December 31, 2006, 2007 and 2008, respectively.

        Future minimum commitments under the Company's operating leases are as follows for each of the years ended December 31 (in thousands):

2009	$8,833
2010	7,710
2011	6,939
2012	6,049
2013	3,714
Thereafter	9,314

$42,559

        On September 21, 2005, the Company entered into a lease to rent office space in the United Kingdom with a company that is majority owned by the Company's President. Prior to entering into this lease, the Company obtained an independent evaluation confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,350 and expires on September 20, 2017. During the years ended December 31, 2006, 2007 and 2008, the Company made payments of £59,000, £105,400 and £105,400, respectively, related to this operating lease.

        The following is a schedule by year of future minimum rental payments due under this operating lease agreement (in thousands):

2009	£105
2010	105
2011	105
2012	105
2013	105
Thereafter	394

£919

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

        The Company, John J. McDonnell, Jr., the Company's former Chief Executive Officer, and Henry H. Graham, Jr., the Company's Chief Executive Officer, were defendants in a putative class action lawsuit filed in connection with the Company's public offering of common stock in September 2005 ("Secondary Offering"). The Cement Masons and Plasterers Joint Pension Trust, purportedly on behalf of itself and others similarly situated, filed the putative class action lawsuit captioned Cement Masons & Plasterers Joint Pension Trust v. TNS, Inc., et al., Case No. 1:06 CV 363, CMH/BRP, on April 4, 2006 in the United States District Court for the Eastern District of Virginia.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Commitments and Contingencies: (Continued)

        The parties conducted a mediation in April 2007, and subsequently entered into a settlement agreement in February 2008. The settlement agreement provided for a cash settlement payment of $3.6 million to be paid by the Company's insurer and payment of expenses of plaintiff's lead counsel not to exceed $50,000. In exchange for the cash settlement payment and expense payment, the Company and all defendants were released from all claims of the lead plaintiff and class members relating to the action. The Court preliminarily approved the settlement agreement of the parties in March 2008, and finally approved the settlement agreement after a fairness hearing. On June 20, 2008, the Court entered a final judgment and dismissal order that dismissed the action and all claims of the lead plaintiff and class members, including the released claims. The final outcome of the lawsuit did not have a material adverse affect on our financial condition or operating results. During the year ended December 31, 2006, the Company accrued and paid legal costs of approximately $0.5 million, representing legal costs to defend itself in this matter not otherwise covered by its insurance carrier. These legal costs are included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.

        Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state's Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2000. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company's customer has paid $212,500 of the settlement payment with the remaining $37,500 paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million benefit, related to the reduction in the sales tax liability, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Significant Customers and Suppliers

        A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the years ended December 31, 2006, 2007 and 2008, there were no customers that accounted for more than 10 percent of the Company's consolidated revenues. For the years ended December 31, 2006, 2007 and 2008, the Company derived approximately 23.0%, 22.2% and 16.7% respectively, of its consolidated revenues from its five largest customers.

        Certain key components used in the Company's network are currently available only from limited sources. The Company has entered into long term contracts with two vendors for the provision of

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Commitments and Contingencies: (Continued)

network equipment and the maintenance of hardware and software utilized on our network. The future minimum commitment relating to these contracts is as follows (in thousands):

2009	$4,718
2010	1,598
2011	—
2012	—
2013	—
Thereafter	—

$6,316

11. Subsequent events

        On March 2, 2009, we entered into a binding agreement with Verisign, Inc. to purchase its Communications Services Group business for $230.0 million subject to certain adjustments to reflect normal fluctuations in working capital. The transaction is subject to Hart-Scott-Rodino Act review, and the agreement contains customary closing conditions. The parties anticipate that the transaction will close within 60 days.

12. Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$72,661	$79,361	$84,542	$89,000
Cost of network services	38,871	40,174	42,109	42,405
Net (loss) income	(3,227)	537	394	(519)
Basic and diluted net (loss) income per common share	$(0.13)	$0.02	$0.02	$(0.02)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$84,125	$90,148	$88,629	$81,089
Cost of network services	40,707	42,225	41,274	38,217
Net (loss) income	1,601	1,026	1,887	(1,036)
Basic net (loss) income per common share	$0.07	$0.04	$0.08	$(0.04)
Diluted net (loss) income per common share	$0.06	$0.04	$0.07	$(0.04)

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

        Included in net gain for the three months ended March 31, 2008, is a $0.9 million net gain, or $0.03 per share, related to a tax settlement. Included in net income for the three months ended September 30, 2008, is a $0.7 million net charge, or $0.02 per share, related to severance expense. Included in net loss for the three months ended December 31, 2008, is a $0.5 million net charge, or $0.01 per share, related to severance expense.

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

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2008, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 49 of this annual report.

        There have been no changes during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Our management, under the supervision and with the participation of our CEO, President, COO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2008. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, President, COO, CFO and CAO, concluded that as of December 31, 2008, the Company's disclosure controls and procedures were effective.

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

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2008 Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

        Set forth below is certain information about our executive officers:

Name	Age	Title
Henry H. Graham, Jr.	58	Chief Executive Officer and Director
Raymond Low	52	President
Michael Q. Keegan	42	Chief Operating Officer
Dennis L. Randolph, Jr.	29	Executive Vice President, Chief Financial Officer and Treasurer
James T. McLaughlin	42	Executive Vice President, General Counsel and Secretary
Mark G. Cole	43	Executive Vice President, Network Operations
Alan R. Schwartz	47	Executive Vice President, North American Sales
Steve F. Smith	52	Executive Vice President and General Manager, ISD Division
Charles A. Leppert	38	Executive Vice President and General Manager, TSD Division
Alex N. Walker	43	Senior Vice President and General Manager, FSD Division
David A. Neal	36	Vice President and Corporate Controller

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
The following documents are filed as part of this Report:

1.
Financial Statements

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Changes in Stockholders' Equity

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

(b)
Financial Statement Schedules.

 TNS, INC.

Schedule II—Valuation and Qualifying Accounts

	Additions
	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities	Deductions(1)	Balance at end of period
			(in thousands)
For the year ended December 31, 2008:
Allowance for doubtful accounts	$3,093	$1,417	$—	$(879)	$3,631
For the year ended December 31, 2007:
Allowance for doubtful accounts	$6,435	$1,074	$184	$(4,600)	$3,093
For the year ended December 31, 2006:
Allowance for doubtful accounts	$5,260	$805	$486	$(115)	$6,435

(1)
Represents write-offs of amounts deemed uncollectible.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: March 13, 2009	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009:

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

REQUIRED CERTIFICATIONS

        The Company has included as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal year 2008 filed with the Securities and Exchange Commission certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company's public disclosure, and the Company has submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.