Form 10-Q
period 2009-03-31
TNS INC
filed 2009-05-11
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of April 1, 2009

25,197,302 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	March 31,
	2008	2009
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$38,851	$35,028
Accounts receivable, net of allowance for doubtful accounts of $3,631 and $3,353, respectively	69,501	68,522
Prepaid expenses	5,351	5,959
Deferred tax assets	1,805	1,720
Other current assets	4,965	4,971
Total current assets	120,473	116,200
Property and equipment, net	58,795	58,424
Identifiable intangible assets, net	151,811	145,586
Goodwill	10,954	10,817
Deferred tax assets, net	16,141	14,013
Other assets	3,740	3,920
Total assets	$361,914	$348,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$59,424	$49,781
Deferred revenue	16,360	15,286
Total current liabilities	75,784	65,067
Long-term debt, net of current portion	178,500	178,500
Deferred tax liability	2,420	2,263
Other liabilities	2,395	2,318
Total liabilities	259,099	248,148
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,082,007 shares issued and 25,053,226 shares outstanding and 25,302,460 shares issued and 25,197,302 shares outstanding, respectively	25	25
Treasury stock, 28,781 shares and 105,158 shares, respectively	(578)	(1,168)
Additional paid-in capital	150,839	151,702
Accumulated deficit	(40,800)	(40,824)
Accumulated other comprehensive income	(6,671)	(8,923)
Total stockholders’ equity	102,815	100,812
Total liabilities and stockholders’ equity	$361,914	$348,960

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2008	2009
Revenues	$84,125	$75,266
Operating expenses:
Cost of network services, exclusive of the items shown separately below	40,707	36,790
Engineering and development	7,199	6,407
Selling, general, and administrative	19,445	17,756
Depreciation and amortization of property and equipment	5,967	5,834
Amortization of intangible assets	6,098	5,605
Total operating expenses	79,416	72,392
Income from operations	4,709	2,874
Interest expense	(3,709)	(1,451)
Interest income	180	50
Other income, net	69	20
Income before income tax benefit and equity in net loss of unconsolidated affiliates	1,249	1,493
Income tax benefit (provision)	352	(1,487)
Equity in net loss of unconsolidated affiliates	—	(30)
Net income (loss)	$1,601	$(24)

Basic net income (loss) per common share	$0.07	$(0.00)
Diluted net income (loss) per common share	$0.06	$(0.00)
Basic weighted average common shares outstanding	24,309,655	25,127,069
Diluted weighted average common shares outstanding	24,738,286	25,127,069

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31
	2008	2009
Cash flows from operating activities:
Net income (loss)	$1,601	$(24)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items	13,343	15,326
Changes in operating assets and liabilities:
Accounts receivable, net	3,703	(537)
Other current and noncurrent assets	288	166
Accounts payable and accrued expenses	(1,363)	(10,234)
Deferred revenue	(360)	(943)
Other current and noncurrent liabilities	(1,542)	(76)
Net cash provided by operating activities:	15,670	3,678
Cash flows from investing activities
Purchases of property and equipment	(6,664)	(5,824)
Net cash used in investing activities:	(6,664)	(5,824)
Cash flows from financing activities
Proceeds from tax benefits for share based payments	200	—
Repayments of long-term debt	(4,000)	—
Proceeds from stock option exercises, inclusive of tax benefit	587	—
Payment of long-term debt financing costs	(75)	(75)
Purchase of treasury stock	(1,233)	(590)
Net cash used in financing activities	(4,521)	(665)
Effect of exchange rates on cash and cash equivalents	566	(1,012)
Net increase in cash and cash equivalents	5,051	(3,823)
Cash and cash equivalents, beginning of period	17,805	38,851
Cash and cash equivalents, end of period	$22,856	$35,028

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,823	$1,484
Cash paid for income taxes	$2,012	$1,523

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2008.

Capital Structure

During the three months ended March 31, 2009, the Company issued 220,453 shares of common stock following the vesting of restricted stock units, of which 76,377 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, accrued expenses for probable losses, estimates of the fair value of assets and liabilities assumed in business acquisitions and estimates related to the fair value of employee stock options, including volatility, expected term and estimates of forfeitures in future periods. Actual results could differ from those estimates.

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

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2008	2009
Cost of network services	$327	$252
Engineering and development	455	370
Selling, general and administrative	2,183	1,383
	$2,965	$2,005

As of March 31, 2009, there was a total of $10.0 million of deferred compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended March 31, 2008, the Company granted 15,500 stock options and 17,550 restricted stock units at weighted average estimated fair values of $6.84 and $16.31, respectively. During the three months ended March 31, 2009, the Company granted 2,000 stock options and 5,050 restricted stock units at weighted average estimated fair values of $3.33 and $7.00, respectively.

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

In May 2007, the Company put in place a long-term performance-based stock compensation plan (the 2007 Equity Performance Plan). The total performance-based awards issued under the Company’s 2007 Equity Incentive Plan were 576,076 stock options and 236,341 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.23 and $12.39, respectively.  As of March 31, 2009, there was a total of $0.7 million of deferred compensation expense related to these performance-based awards which is included in the $10.0 million total deferred compensation cost mentioned previously.

In February 2008, the Company put in place a long-term performance-based stock compensation plan (the 2008 Equity Performance Plan). The potential payout under the 2008 Equity Incentive Plan ranged from 0% to 100% of an employee’s target payout.  Based upon the Company’s performance in 2008, the results of which were approved by the Company’s board of directors in February 2009, the plan participants earned 50% of the potential payout under the Company’s 2008 Equity Incentive Plan.  The total performance based awards issued under the Company’s 2008 equity incentive plan were 121,269 stock options and 118,817 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.78 and $16.15, respectively.  As of March 31, 2009, there was a total of $0.8 million of deferred compensation expense related to these performance based awards which is included in the $10.0 million total deferred compensation cost mentioned above.

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

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $20,000 and $0 for the three months ended March 31, 2008 and March 31, 2009, respectively. Of the $4.9 million liability for unrecognized income tax benefits as of March 31, 2009, the Company’s accrual for potential interest and penalties associated with uncertain tax positions was $377,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2004 through 2008.  With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign tax examinations for the tax years prior to 2004.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands)

Balance as of January 1, 2009	$4,749
Additions for tax positions related to the current period	163
Effects of foreign currency translation	(315)
Balance as of March 31, 2009	$4,597

The entire balance of unrecognized tax benefits as of March 31, 2009 would impact the effective tax rate if recognized.

The Company’s effective tax rate for the three months ended March 31, 2008 and March 31, 2009 of (28.2)% and 101.7%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate and the effect of adjustments for the three months ending March 31, 2009 to the provision resulting from the finalization of tax returns in the United Kingdom.

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company adopted SFAS No. 141(R) on January 1, 2009. Accordingly, any business combination we engage in beginning January 1, 2009 will be recorded and disclosed following SFAS No. 141(R). The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, for nonfinancial assets and liabilities, SFAS No. 157 became effective on January 1, 2009 and the Company will apply its disclosure provision prospectively whenever applicable.

2.                                      Long-term Debt

2007 Credit Facility

On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility (2007 Credit Facility) to finance a special cash dividend and to refinance its 2005 amended and restated senior secured credit facility (2005 Credit Facility). The 2007 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $225.0 million (Term Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (Revolving Facility), under which there were no borrowings as of March 31, 2009. The Revolving Facility matures March 27, 2013. Payments on the Term Facility are due in quarterly installments over the seven year term beginning June 30, 2007, with the remainder payable on March 28, 2014. Voluntary prepayments on the Term Facility are applied as directed by the Company.

Interest on the outstanding balances under the Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the Wall Street Journal published “base rate on corporate loans posted by at least 75% of the nation’s largest banks” or the federal funds rate plus 50 basis points (the “Base Rate”), in each case, plus a margin of 0.75% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 1.75%. Interest on the outstanding balances under the Term Facility is payable, at the Company’s option, at the Base Rate plus a margin of 1.0%, or at LIBOR plus a margin of 2.0%. For the three months ended March 31, 2009, borrowings on the Term Facility bore interest at the LIBOR rate (2.5% as of March 31, 2009, inclusive of 2.0% margin).  The weighted average interest rate for the three months ended March 31, 2009 was 2.84%.  The weighted average interest rate for the three months ended March 31, 2008 was 6.9%.  The Revolving Credit Facility is subject to an annual commitment fee in an amount equal to 0.5% per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2007 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.

The terms of the 2007 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales.

The terms of the 2007 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a specified leverage ratio at the end of each fiscal quarter and complying with specified annual limits on capital expenditures. As of March 31, 2009, the Company was required to maintain a leverage ratio of less than 2.8 to 1.0. The maximum leverage ratio continues to decline over the term of the 2007 Credit Facility. The Company’s leverage ratio as of March 31, 2009 was 2.1 to 1.0. The 2007 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2007 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2007 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2007 Credit Facility as of March 31, 2009.

2009 Credit Facility

On May 1, 2009, the Company entered into a $423.5 million amended and restated senior secured credit facility (2009 Credit Facility) to finance the acquisition of the Communications Services Group assets from Verisign, Inc. (see Note 10) and to refinance the 2007 Credit Facility.  The 2009 Credit Facility consists of a fully funded term loan facility with an outstanding principal amount equal to $178.5 million (the Existing Term Loan Facility), a new fully funded term loan facility with an outstanding principal amount equal to $230.0 million (the New Term Loan Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (the Existing Revolving Facility), under which there were no borrowings as of May 1, 2009. The Existing Revolving Facility matures March 27, 2013. Payments on the Existing Term Loan Facility and the New Term Loan Facility are due in quarterly installments over the term beginning June 30, 2009, with the remainder payable on March 28, 2014. Voluntary prepayments on the New and Existing Term Facilities are applied as directed by the Company.

The total scheduled remaining payments on the New and Existing Term Facilities are as follows (in thousands):

Nine months ending December 31, 2009	$22,978
2010	38,297
2011	40,850
2012	48,509
2013	51,063
Thereafter	206,803
$408,500

Interest on the outstanding balances under the Existing Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the prime rate announced by SunTrust Bank,  the federal funds rate plus 50 basis points, or the one-month LIBOR rate plus 100 basis points (the “Base Rate”), in each case, plus a margin of 5.0% or at the London Interbank Offered Rate (“LIBOR”), plus a margin of 6.0%. The applicable margins on the Existing Revolving Credit Facility are subject to step-downs based on the Company’s leverage ratio.  Interest on the outstanding balances under the New and Existing Term Loan Facilities is payable, at the

Company’s option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%.  Additionaly, in no event will the LIBOR rate be less than 3.5%.  The Existing Revolving Credit Facility is subject to an annual commitment fee in an amount equal to between 0.375% and 0.5% (based on the Company’s leverage ratio) per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2009 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.

The terms of the 2009 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million.  The Company is permitted to repay borrowings under the 2009 Credit Facility at any time in whole or in part without premium or penalty, provided that prepayments resulting from the refinancing of the Term Loan Facilities made during the first year after the closing with first lien debt financing containing terms similar to the terms governing the 2009 Credit Facility will be subject to a 1% prepayment premium.

The obligations under the 2009 Credit Facility are unconditionally and irrevocably guaranteed, subject to certain exceptions, by the Company and each existing and future direct and indirect domestic subsidiary of the Company.  In addition, the 2009 Credit Facility is secured, subject to certain exceptions, by a first priority perfected security interest in substantially all of the present and future property and assets (real and personal) of the Company and a pledge of 100% of the Company’s capital stock of its respective domestic subsidiaries and 65% of the Company’s capital stock of its respective first-tier foreign subsidiaries.

The terms of the 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter, a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of June 30, 2009, the Company will be required to maintain a leverage ratio of less than 3.25 to 1.0. The maximum leverage ratio continues to decline over the term of the 2009 Credit Facility. As of June 30, 2009 and as of the end of each subsequent quarter for the twelve month period then ended, the Company will be required to maintain a consolidated fixed charge coverage ratio of not less than 1.20 to 1.0.  The 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

3.                                      Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax effect are as follows (in thousands):

	Three months ended March 31,
	2008	2009
Net income (loss)	$1,601	$(24)
Foreign currency translation adjustments	2,440	(2,252)
Total comprehensive income (loss)	$4,041	$(2,276)

4.                                      Net Income (Loss) Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. During the three months ended March 31, 2009, the treasury stock effect of options to purchase 1,872,050 shares of common stock and 615,667 restricted stock units were not included in the computation of diluted income (loss) per common share as their effect would have been anti-dilutive.

	Three months ended March 31,
	2008	2009
Net income (loss)	$1,601	$(24)
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,309,655	25,127,069
Treasury stock effect of outstanding options to purchase	109,421	—
Treasury stock effect of unvested restricted stock units	319,210	—
Diluted weighted average common shares outstanding	24,738,286	25,127,069

Net income (loss) per common share:
Basic net income (loss) per common share	$0.07	$(0.00)
Diluted net income (loss) per common share	$0.06	$(0.00)

5.                                      Segment Information

The Company classifies its business into two segments: North America and ISD. In addition, the Company’s management evaluates revenues for its four business divisions: POS, TSD, FSD and ISD. A significant portion of the Company’s North American operating expenses are shared between POS, TSD and FSD divisions, and, therefore, management analyzes operating results for these three divisions on a combined basis.

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

Revenue for the Company’s two segments is presented below (in thousands):

	Three months ended March 31,
	2008	2009
Revenues:
POS	$18,355	$17,967
TSD	17,854	15,019
FSD	10,746	12,055
Total North America	46,955	45,041
ISD	37,170	30,225
Total revenues	$84,125	$75,266

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended March 31,
	2008	2009
ISD	$12,879	$9,539
North America	6,860	6,779
Total EBITDA before stock compensation expense (i)	$19,739	$16,318

(i)                                     Management evaluates the performance of its segments before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected EBITDA by segment. In addition, certain corporate expenses are reflected in the North American segment, consistent with information reviewed by our chief operating decision maker.

EBITDA before stock compensation expense differs from income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2008	2009
EBITDA before stock compensation expense	$19,739	$16,318
Reconciling items:
Depreciation and amortization of property and equipment	(5,967)	(5,834)
Amortization of intangible assets	(6,098)	(5,605)
Stock compensation expense	(2,965)	(2,005)
Interest expense	(3,709)	(1,451)
Interest income and other income, net	249	70
Income before income taxes and equity in net loss of unconsolidated affiliate	$1,249	$1,493

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	March 31,	March 31,
	2008	2009
North America	$46,956	$45,042
Europe	29,599	23,499
Asia-Pacific	7,570	6,725
Total revenues	$84,125	$75,266

Revenues from the Company’s subsidiaries in the United Kingdom were $17.3 million and $12.3 million for the three months ended March 31, 2008 and 2009, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,	March 31,
	2008	2009
North America	$182,990	$166,841
Europe	23,408	32,630
Asia-Pacific	15,162	15,356
Total long lived assets	$221,560	$214,827

Total assets are located in the following reporting segments (in thousands):

	December 31,	March 31,
	2008	2009
North America	$260,213	$254,762
ISD	101,701	94,198
Total assets	361,914	348,960

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,	March 31,
	2008	2009
North America	$123,668	$125,204
ISD	39,097	31,199
Total goodwill and intangible assets	162,765	156,403

6.                                     Restructuring Costs

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

During 2008 the Company incurred an additional $1.2 million in severance and benefits, which was included in selling, general and administrative expense.

A summary of the liability for the Company’s severance and benefits obligation is as follows (in thousands):

2009
Balance as of January 1	$953
Accretion of liability due to the passage of time	137
Effects of foreign currency translation	(35)
Cash paid	(331)
Balance as of March 31	$724

The above severance and benefits expenses are based on estimates that are subject to change. This liability is classified as accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheet.

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

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state’s Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2000. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company’s customer paid $212,500 of the settlement payment with the remaining $37,500 paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million benefit, related to the reduction in the sales tax liability, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2008.

10.                               Subsequent Events

On March 2, 2009, the Company entered into that certain Asset Purchase Agreement, dated March 2, 2009 (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller’s Communications Services Group (CSG).  On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement.  The initial purchase price was approximately $226.2 million in cash and is subject to a post-closing working capital adjustment. The Company funded the transaction through a new $230 million term loan facility as part of its 2009 Credit Facility (see Note 2). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry.  In addition, CSG provide wireless roaming and clearing services to mobile phone operators.  The Company will integrate CSG into its telecommunications services division.

This acquisition will be accounted for as a business combination under SFAS No. 141(R). While the Company has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the initial purchase price allocation is not yet available. No financial activity from this acquisition has been included in the Company’s consolidated financial statements as of March 31, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 16, 2009 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; uncertainties related to the updated international tax planning strategy implemented by the Company; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control such as fluctuations in foreign exchange rates; the Company’s substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company’s cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company’s ability to identify, execute or effectively integrate acquisitions including the acquisition of CSG; the Company’s ability to identify, execute or effectively integrate future acquisitions; increases in the prices charged by telecommunication providers for services used by the Company; unfavorable foreign exchange movements; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

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

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended March 31,
	2008	2009
Revenues	$84,125	$75,266
Operating expenses:
Cost of network services, exclusive of the items shown separately below	40,707	36,790
Engineering and development	7,199	6,407
Selling, general, and administrative	19,445	17,756
Depreciation and amortization of property and equipment	5,967	5,834
Amortization of intangible assets	6,098	5,605
Total operating expenses	79,416	72,392
Income from operations	4,709	2,874
Interest expense	(3,709)	(1,451)
Interest income	180	50
Other income (expense), net	69	20
Income before income tax benefit and equity in net loss of unconsolidated affiliates	1,249	1,493
Income tax benefit (provision)	352	(1,487)
Equity in net loss of unconsolidated affiliates	—	(30)
Net income (loss)	$1,601	$(24)

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues. Total revenues decreased $8.8 million, or 10.5%, to $75.3 million for the three months ended March 31, 2009, from $84.1 million for the three months ended March 31, 2008. We generate revenues through four operating divisions.

International services division. Revenues from the international services division decreased $7.0 million, or 18.7%, to $30.2 million for the three months ended March 31, 2009, from $37.2 million for the three months ended March 31, 2008. The adverse effect of foreign exchange translation on a year-over-year basis was $8.4 million.  Excluding the adverse impact of foreign exchange rates, international services division increased $1.4 million, or 3.7%, to $38.6 million from $37.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase was the result of an additional $0.7 million from increased sales of our payment gateway services, higher transaction volumes and increased broadband connections from POS customers in Asia Pacific and $0.7 million from additional connections from financial services customers. Revenues from our United Kingdom subsidiaries decreased $5.0 million, or 29.2%, to $12.3 million for the three months ended March 31, 2009, from $17.3 million for the three months ended March 31, 2008. On a constant dollar basis, revenue from the United Kingdom subsidiaries for the three months ended March 31, 2009 would have decreased $0.4 million, or 2.6%, to $16.9 million due to a decrease in transaction volumes which was partially offset by increased revenue from sales of our payment gateway and IP services.

Future revenue growth in the international services division depends on a number of factors including the success of our POS and financial service products in countries we have recently entered, the total number of POS transactions that we transport, the success of our new product offerings,  the successful expansion of our card-not-present service offerings and the effects of foreign currency translation.  In recent months, we have seen a reduction in the growth rates of our dial-up transaction volumes in most of the markets we operate, which we attribute to the overall weakness of the global economy. As we generate the majority of our revenue in the international services division from transaction volumes our future revenue may be adversely affected by the continued weakness of the global economy.

In our international services division we enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues in the international services division for the three months ended March 31, 2009 and 2008, respectively, and weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2009		2008
	% of ISD Revenue	Weighted Average Exchange Rates	% of ISD Revenue	Weighted Average Exchange Rates
British Pound	41%	1.44	47%	1.98
Euro	34%	1.31	31%	1.50
Australian Dollar	18%	0.66	17%	0.91

For further details on the effects of foreign exchange on our annual reported revenues, please refer to the Outlook section on page 22.

POS division. Revenues from the POS division decreased $0.4 million, or 2.1%, to $18.0 million for the three months ended March 31, 2009, from $18.4 million for the three months ended March 31, 2008. POS dial-up transaction volumes decreased 9.7% to 1.18 billion transactions for the three months ended March 31, 2009, from 1.31 billion transactions for the three months ended March 31, 2008. Revenues from the POS division decreased $1.1 million for the three months ended March 31, 2009 due to lower transaction volumes, as mentioned above, which we primarily attribute to softness in the economy, and $1.1 million due to a decrease in revenue per transaction for our dial-up POS offering mainly resulting from the renewal of certain customer contracts.  This was partially offset by a $1.0 million increase in revenue from our managed broadband products, a $0.6 million increase from sales of our ATM processing products, primarily in Canada, and a $0.2 million increase in sales of our wireless payment gateway platform.

Telecommunication services division. Revenues from the telecommunication services division decreased $2.8 million, or 15.9%, to $15.0 million for the three months ended March 31, 2009, from $17.9 million for the three months ended March 31, 2008. Revenues decreased $4.3 million due to the loss of two customers’ caller ID business in 2008 and $0.6 million due to volume declines from a customer following the announcement in March 2009 of our agreement to acquire CSG, based on the expectation that we will compete with the customer following the acquisition. These factors were partially offset by an increase of $1.3 million from network and database access services provided to cable customers and $0.8 million in sales and our core SS7 network services.  Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons and the successful integration of the business acquired through our purchase of CSG.

Financial services division. Revenues from the financial services division increased $1.3 million, or 12.2%, to $12.1 million for the three months ended March 31, 2009, from $10.7 million for the three months ended March 31, 2008. The increase in revenues was primarily due to increases in new customer endpoint installations and increases in connectivity between existing customers and to a lesser extent from increased demand for greater bandwidth connectivity which results in higher average revenue per customer endpoint. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times.  We also expect that the current difficulties in the financial services sector may have a negative impact on our future growth rates in this division.

Cost of network services. Cost of network services decreased $3.9 million, or 9.6%, to $36.8 million for the three months ended March 31, 2009, from $40.7 million for the three months ended March 31, 2008. On a constant dollar basis, cost of network services would have decreased $0.5 million, or 1.2%, to $40.2 million. Cost of network services were 48.9% of revenues for the three months ended March 31, 2009, compared to 48.4% of revenues for the three months ended March 31, 2008. Excluding the effect of foreign exchange, the decrease in cost of network services resulted primarily from reductions in caller ID query volumes in our telecommunications services division  and to a lesser extent from a reduction in dial-up transaction volumes in our POS division and reductions in the cost of services provided to us in our POS division through negotiated price decreases from our vendors.  This was partially offset by an increase in the number of connections in our financial services division and to a lesser extent from increased broadband connections in our POS division.

Gross profit represented 51.1% of total revenues for the three months ended March 31, 2009, compared to 51.6% for the three months ended March 31, 2008. On a constant dollar basis, gross margins for the three months ended 31 March, 2009 increased 40 basis points to 52.0%. The improvement in gross margin, on a constant dollar basis, from last year is primarily a result of improvements in the margins of our POS division as a result of continued focus on controlling the cost of network services provided to us and to a lesser extent as a result of an increase in the contribution our financial services division, one of our highest gross margin divisions.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense decreased $0.8 million, or 11.0%, to $6.4 million for the three months ended March 31, 2009, from $7.2 million for the three months ended March 31, 2008. On a constant dollar basis, engineering and development expenses would have decreased $0.1 million, or 1.4%, to $7.1 million. Engineering and development expense represented 8.5% and 8.6% of revenues for the three months ended March 31, 2009 and 2008, respectively. Included in engineering and development expense for the three months ended March 31, 2009 and 2008 is stock compensation expense of $0.4 million and $0.5 million, respectively.  Capitalized software development costs, which are offset against engineering and development costs, increased $0.4 million to $1.6 million from $1.2 million for the three month period ended March 31, 2009 and 2008, respectively. The increase in capitalized software development costs is primarily due to our planned investment to enhance our card-not-present payment gateway, and to a lesser extent from development of our back-office systems to enhance our internal reporting and network monitoring capabilities.  Excluding the items mentioned above and the effects of foreign exchange, engineering and development expense before the capitalization of software development costs would have decreased $0.4 million to $5.1 million, or 6.7% of revenues, for the three months ended March 31, 2009 from $5.5 million, or 6.5% of revenues, for the three months ended March 31, 2008.

Selling, general and administrative expense. Selling, general and administrative expenses decreased $1.7 million, or 8.7%, to $17.8 million for the three months ended March 31, 2009, from $19.4 million for the three months ended March 31, 2008. On a constant dollar basis, selling, general and administrative expenses would have increased $0.2 million, or 1.0%, to $19.6 million. Selling, general and administrative expenses represented 23.6% of revenues for the three months ended March 31, 2009, compared to 23.1% of revenues for the three months ended March 31, 2008. Included in selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 is $1.4 million and $2.2 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation as a result of fewer grants made during the three months ended March 31, 2009. Included in selling, general and administrative expenses for the three months ended March 31, 2009 are $0.6 million in professional fees related to our acquisition of CSG. Included in selling, general and administrative expenses for the three months ended March 31, 2008 was a $0.9 million pre-tax benefit associated with the settlement of a state sales tax liability. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have decreased $0.5 million to $17.6 million, or 23.4% of revenues, for the three months ended March 31, 2009 from $18.1 million, or 21.5% of revenues, for the three months ended March 31, 2008 primarily as a result of our efforts to reduce our overall costs.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment decreased $0.2 million, or 2.2%, to $5.8 million for the three months ended March 31, 2009, from $6.0 million for the three months ended March 31, 2008. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $0.2 million, or 3.3% to $6.2 million.  Depreciation and amortization of property and equipment represented 7.8% and 7.1% of revenues for the three month periods ended March 31, 2009 and 2008, respectively.

Amortization of intangible assets. Amortization of intangible assets decreased $0.5 million, or 8.1%, to $5.6 million for the three months ended March 31, 2009, from $6.1 million for the three months ended March 31, 2008 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets would have remained unchanged at $6.1 million. For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Beginning in 2005, we experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to the customer relationship was approximately $19.0 million as of March 31, 2009.  We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of March 31, 2009.

Interest expense. Interest expense decreased $2.3 million, or 60.9%, to $1.4 million for the three months ended March 31, 2009, from $3.7 million for the three months ended March 31, 2008. Interest expense decreased primarily as a result of the lower effective interest rate associated with our 2007 Credit Facility and to a lesser extent our reduced debt levels.

Income tax provision. For the three months ended March 31, 2009, our income tax provision was approximately $1.5 million compared to a credit of $0.4 million for the three months ended March 31, 2008. The increase in our income tax provision is primarily related to higher income in the U.S. that cannot be offset against losses in other jurisdictions and the effect of adjustments to the provision resulting from the finalization of tax returns in the U.K. Our effective tax rate was 101.7% and (28.2)% for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate, and the effect of adjustments to the provision noted above.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our 2009 Credit Facility, will be adequate to meet our anticipated needs for the foreseeable future.

Our operations provided us cash of $3.7 million for the three months ended March 31, 2009, which was attributable to a net loss of $24,000, depreciation, amortization and other non-cash charges of $15.3 million and an increase in working capital of $11.6 million. The increase in working capital relates primarily to the timing of payments. We expect a large portion of this working capital change to reverse itself in subsequent quarters. Our operations provided us cash of $15.7 million for the three months ended March 31, 2008, which was attributable to net income of $1.6 million, depreciation, amortization and other non-cash charges of $13.3 million and a decrease in working capital of $0.7 million.

We used cash of $5.8 million and $6.7 million in investing activities for the three months ended March 31, 2009, and March 31, 2008, respectively, which comprised solely of capital expenditures to support our revenue growth.

We used cash of $0.7 million from financing activities for the three months ended March 31, 2008. We used cash of $4.5 million from financing activities for the three months ended March 31, 2008, which includes $4.0 million of voluntary pre-payments on our 2007 senior secured credit facility and $0.6 million in proceeds from stock options exercised during the three months ended March 31, 2008.

Outlook

In our foreign operations we conduct business in each of our foreign jurisdictions local currency. Due to the recent strengthening of the U.S. Dollar relative to several major foreign currencies, we expect revenues and operating income to be negatively impacted by foreign currency translation. As a point of reference, for the year ended December 31, 2008, the weighted average exchange rate used to translate the Company’s Statement of Operations (U.S. Dollar rate for one unit of foreign currency) was $1.85 for the British Pound, $1.47 for the Euro, and $0.84 for the Australian dollar. For the year ended December 31, 2008, approximately 21%, 14% and 8% of our consolidated revenues were generated in the British Pound, Euro and Australian dollar, respectively. For the year ended December 31, 2008, approximately 16%, 11% and 6% of our consolidated operating expenses were generated in the British Pound, Euro and Australian dollar, respectively. A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following impact on revenue for the year ended December 31, 2008: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar, $0.3 million. The foreign currency exchange rates which impact our revenues and operating income have been volatile recently and are beyond our control. (See Item 3, Foreign Currency Risk, below)

Acquisition of the Communications Services Group

On March 2, 2009, TNS entered into an asset purchase agreement, dated March 2, 2009, between TNS and VeriSign, Inc. pursuant to which TNS agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG.  On May 1, 2009, TNS completed the acquisition in accordance with the terms and conditions of the asset purchase agreement.  The initial purchase price was approximately $226.2 million in cash and is subject to a post-closing working capital adjustment.  We funded the transaction through a new $230 million term loan facility as part of its 2009 Credit Facility (see Note 2).  CSG provides call signaling services, intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry.  In addition, they provide wireless roaming and clearing services to mobile phone operators.  We will integrate CSG into our telecommunications services division.

We expect to experience operational benefits from the acquisition, including additional overall cost savings from the consolidation of our two SS7 call signaling networks, eliminating duplicate intelligent database platforms and reduced network —related costs from the elimination of duplicate facilities.  We also expect reduced overall combined capital expenditures as a result of greater economies of scale and the rationalization of network assets.

The acquisition will be accounted for as a business combination under SFAS No. 141(R). While we have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, the initial purchase price allocation is not yet available. No financial activity from this acquisition has been included in our consolidated financial statements as of March 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2009 we had $178.5 million outstanding under our 2007 Credit Facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Based upon the outstanding borrowings on March 31, 2009 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates could affect our annual interest expense by $1.8 million.

As of March 31, 2009, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia. (See Item 2, Outlook, above)

We have operations in 23 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand and the Netherlands. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the three months ended March 31, 2009, we recorded a loss on foreign currency revaluation of approximately $0.1 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.

There have been no changes during the three months ended March 31, 2009 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The failure to successfully integrate the CSG acquisition could negatively affect our operating results.

If we are not able to successfully integrate CSG in a timely manner, our operating results may decline, particularly in the fiscal quarters immediately following the completion of transaction while the operations of CSG are being integrated into our operations. We also may incur substantial costs delays or other operational or financial problems during the integration process.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6.	Exhibits

	(2.1)	Asset Purchase Agreement dated March 2, 2009, by and between Transaction Network Services, Inc. and VeriSign, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-k filed March 8, 2009).

(10.1)

Amended and Restated Credit Agreement, dated May 4, 2009, by and among Transaction Network Services, Inc., as borrower, TNS, Inc., as a credit party, SunTrust Bank, as agent, co-administrative agent, L/C issuer and a lender, General Electric Capital Corporation, as co-administrative agent and a lender, Bank of America, N.A., as syndication agent, the other financial institutions party thereto, as lenders, SunTrust Robinson Humphrey, Inc., as joint lead arranger and sole bookrunner, and GE Capital Markets, Inc., as joint lead arranger (incorporated by reference to Exhibit 10.1 to form 8-K filed May 4, 2009).

	(31.1)	Certification—Chief Executive Officer
	(31.2)	Certification — Chief Financial Officer
	(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: May 11, 2009	By:	/s/ HENRY H. GRAHAM, JR.

Henry H. Graham, Jr.
Chief Executive Officer

Date: May 11, 2009	By:	/s/ DENNIS L. RANDOLPH, JR.

Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer