Form 10-Q
period 2009-06-30
TNS INC
filed 2009-08-10
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Shares Outstanding as of July 1, 2009

25,259,059 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	June 30,
	2008	2009
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$38,851	$23,126
Accounts receivable, net of allowance for doubtful accounts of $3,631 and $7,532, respectively	69,501	98,590
Prepaid expenses	5,351	10,033
Deferred tax assets	1,805	2,047
Other current assets	4,965	5,928
Total current assets	120,473	139,724
Property and equipment, net	58,795	111,539
Identifiable intangible assets, net	151,811	286,597
Goodwill	10,954	15,836
Deferred tax assets, net	16,141	13,312
Other assets	3,740	7,308
Total assets	$361,914	$574,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$59,424	$73,190
Deferred revenue	16,360	18,478
Current portion of long-term debt	—	20,850
Total current liabilities	75,784	112,518
Long-term debt, net of current portion and discount	178,500	346,948
Deferred tax liability	2,420	1,770
Other liabilities	2,395	2,476
Total liabilities	259,099	463,712
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,082,007 shares issued and 25,053,226 shares outstanding and 25,378,146 shares issued and 25,259,059 shares outstanding, respectively	25	25
Treasury stock, 28,781 shares and 119,087 shares, respectively	(578)	(1,390)
Additional paid-in capital	150,839	154,838
Accumulated deficit	(40,800)	(40,371)
Accumulated other comprehensive loss	(6,671)	(2,498)
Total stockholders’ equity	102,815	110,604
Total liabilities and stockholders’ equity	$361,914	$574,316

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues	$90,148	$121,950	$174,273	$197,217
Operating expenses:
Cost of network services, exclusive of the items shown separately below	42,225	58,314	82,932	95,104
Engineering and development	7,669	10,507	14,868	16,914
Selling, general, and administrative	20,955	24,172	40,400	41,929
Depreciation and amortization of property and equipment	6,094	7,994	12,061	13,828
Amortization of intangible assets	6,359	8,153	12,457	13,757
Total operating expenses	83,302	109,140	162,718	181,532
Income from operations	6,846	12,810	11,555	15,685
Interest expense	(2,631)	(11,417)	(6,340)	(12,869)
Interest income	148	61	327	239
Other expense, net	(290)	(345)	(221)	(452)
Income before income tax benefit and equity in net loss of unconsolidated affiliates	4,073	1,109	5,321	2,603
Income tax provision	(2,977)	(633)	(2,625)	(2,121)
Equity in net loss of unconsolidated affiliates	(70)	(23)	(70)	(53)
Net income	$1,026	$453	$2,626	$429

Basic and diluted net income per common share	$0.04	$0.02	$0.11	$0.02
Basic weighted average common shares outstanding	24,699,262	25,228,319	24,504,459	25,177,974
Diluted weighted average common shares outstanding	25,274,241	25,522,433	25,002,074	25,445,218

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30
	2008	2009
Cash flows from operating activities:
Net income	$2,626	$429
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	12,061	13,828
Amortization of goodwill and other intangibles	12,457	13,757
Loss on disposal of property and equipment	129	16
Deferred income tax (benefit) provision	(3,371)	2,734
Non cash interest and deferred financing fees	418	4,738
Equity in net income (loss) of unconsolidated affiliate	70	(53)
Stock compensation expense	6,050	4,532
	27,814	39,552
Changes in operating assets and liabilities:
Accounts receivable, net	(4,248)	6,575
Other current and noncurrent assets	(990)	(1,610)
Accounts payable and accrued expenses	4,858	(5,530)
Deferred revenue	1,434	1,160
Other current and noncurrent liabilities	(1,691)	81
Net cash provided by operating activities:	29,803	40,657
Cash flows from investing activities
Purchases of property and equipment	(13,718)	(11,136)
Business combinations, net of cash acquired	—	(226,196)
Net cash used in investing activities:	(13,718)	(237,332)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing costs	—	201,612
Repayments of long-term debt	(18,000)	(20,000)
Proceeds from stock option exercises, inclusive of tax benefit	8,946	381
Payment of long-term debt financing costs	(75)	(175)
Purchase of treasury stock	(1,561)	(812)
Net cash (used in) provided by financing activities	(10,690)	181,006
Effect of exchange rates on cash and cash equivalents	(706)	(56)
Net increase (decrease) in cash and cash equivalents	4,689	(15,725)
Cash and cash equivalents, beginning of period	17,805	38,851
Cash and cash equivalents, end of period	$22,494	$23,126

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,476	$6,761
Cash paid for income taxes	$2,748	$1,960

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

The Company has four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services to payment processors in the U.S., Canada and Mexico, (2) the telecommunication services division (TSD), which provides call signaling services, database access services and roaming and clearing services targeting primarily the domestic telecommunications industry, (3) the financial services division (FSD), which provides data and voice communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications, and (4) the international services division (ISD), which markets the Company’s POS and financial services in countries outside of the United States, Canada and Mexico.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2008.

Capital Structure

During the six months ended June 30, 2009, the Company issued 30,717 shares of common stock following the exercise of stock options and 265,422 shares of common stock following the vesting of restricted stock units, of which 90,306 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. During the six months ended June 30, 2008, the Company issued 487,250 shares of common stock following the exercise of stock options and 281,487 shares of common stock following the vesting of restricted stock units, of which 83,912 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.

Acquisitions

On March 2, 2009, the Company entered into an Asset Purchase Agreement, dated March 2, 2009 (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller’s Communications Services Group (CSG).  On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement.  The initial purchase price was approximately $226.2 million in cash and is subject to a post-closing working capital adjustment. The Company funded the transaction through a new $230 million term loan facility as part of its 2009 Credit Facility (see Note 2). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry.  In addition, CSG provides wireless roaming and clearing services to mobile phone operators.  The Company will integrate CSG into its telecommunications services division. The statements of operations for the three and six months ended June 30, 2009 include the results of CSG from May 1, 2009. In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million. During the three and six months ended June 30, 2009, acquisition related costs of $1.6 million were included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The acquisition of CSG has been accounted for as a business combination under SFAS No. 141(R) “Business combinations, a revision of SFAS No. 141”. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined by SFAS No. 157 “Fair Value Measurements”.  Existing technology, in-process research and development and customer contracts were valued using the excess earnings method, a variation on the income method. The excess earnings method considers the use of other assets in the generation of the projected cash flows in order to determine the economic benefit generated by the subject intangible asset. Non competition agreements were valued using the income approach. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.  Fixed assets and real estate were valued using the market and cost approaches, as appropriate. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The cost approach indicates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The purchase price for CSG was allocated, on a preliminary basis, as follows (in thousands):

Amount
Purchase price allocation:
Accounts receivable, net of allowance for doubtful accounts of $2,673	$33,852
Prepaid expenses	2,963
Property and equipment	43,633
Land and buildings	10,034
Goodwill	3,984
Identifiable intangible assets
Customer relationships	141,500
Developed technology	4,800
Non competition agreements	600
In-process research and development	300
Total assets	241,666
Accounts payable, accrued expenses and other current liabilities	(15,469)
Total purchase price	226,197

The amounts allocated to property and equipment are being depreciated on a straight line basis over their weighted average estimated useful lives of 4 years. The amounts allocated to land and buildings are being depreciated on a straight line basis over their estimated useful lives of 39 years. The customer relationships included in intangible assets are being amortized on a straight line basis over 9 years and other intangible assets are being amortized on a straight line basis over 2 to 4 years. The goodwill of $4.0 million is expected to be deductible for tax purposes.

Pro Forma Information

The unaudited pro forma information presents the combined operating results of TNS and CSG, with the results prior to the acquisition date adjusted to include the pro forma impact of: the elimination of transactions between TNS and CSG; the adjustment of amortization of intangibles assets and depreciation of fixed assets based on the preliminary purchase price allocation; and the adjustment of interest expense to reflect the incremental borrowings incurred by TNS to complete the acquisition of CSG.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. Certain cost savings may result from the merger; however there can be no assurance that these cost savings will be achieved.

The following unaudited pro forma consolidated results of operations assume that the acquisition of CSG was completed as of January 1, for each of the respective periods presented (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Operating revenues	$154,908	$142,845	$304,015	$279,007
Net (loss) income attributable to TNS	(908)	2,487	(2,661)	239

Earnings per common share:
Basic	$(0.04)	$0.10	$(0.11)	$0.01
Diluted	$(0.04)	$0.10	$(0.11)	$0.01

The CSG historical operating results include the direct costs related to the business and certain allocated costs for services and support functions provided by Verisign, Inc. Included in net (loss) income attributable to TNS for the three months ended June 30, 2008 and 2009 are allocated costs of $4.8 million and $1.6 million respectively. Included in net (loss) income attributable to TNS for the six months ended June 30, 2008 and 2009 are allocated costs of $9.2 million and $5.0 million, respectively. Because the selected unaudited pro forma consolidated results of operations are based on CSG’s operating results during the period when CSG was not under the control, influence or management of TNS, the information presented may not be representative of the results for the periods indicated that would have actually occurred had the acquisition been consumated as of January 1, 2008, nor is it indicative of the future financial or operating results of the combined entity.

Since the acquisition date on May 1, 2009 through the second quarter of 2009, the impact of CSG on revenues and net income was $42.2 million and ($1.6) million, respectively.

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

POS services revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s networks, between payment processors and POS or ATM terminals and monthly recurring fees for broadband and wireless offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per query fees charged for database access, call validation and roaming and clearing services. Financial services revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s networks.

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

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of May 1, 2009, the closing date of the 2009 credit facility, and June 30, 2009, the Company believes the carrying amount of its long-term debt approximates its fair value.

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

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Cost of network services	$249	$229	$576	$481
Engineering and development	300	325	755	695
Selling, general and administrative	2,536	1,973	4,719	3,356
	$3,085	$2,527	$6,050	$4,532

As of June 30, 2009, there was a total of $11.7 million of deferred compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended June 30, 2008, the Company granted 9,500 stock options and 2,550 restricted stock units at weighted average estimated fair values of $9.68 and $23.00, respectively. During the six months ended June 30, 2008, the Company granted 25,000 stock options and 20,100 restricted stock units at weighted average estimated fair values of $7.92 and $17.00, respectively. During the three months ended June 30, 2009, the Company granted no stock options and restricted stock units. During the six months ended June 30, 2009, the Company granted 2,000 stock options and 5,050 restricted stock units at weighted average estimated fair values of $3.33 and $7.00, respectively.

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

In May 2007, the Company put in place a long-term performance-based stock compensation plan (the 2007 Equity Performance Plan). The total performance-based awards issued under the Company’s 2007 Equity Incentive Plan were 576,076 stock options and 236,341 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.23 and $12.39, respectively.  As of June 30, 2009, there was a total of $0.4 million of deferred compensation expense related to these performance-based awards which is included in the $11.7 million total deferred compensation cost mentioned previously.

In February 2008, the Company put in place a long-term performance-based stock compensation plan (the 2008 Equity Performance Plan). The potential payout under the 2008 Equity Incentive Plan ranged from 0% to 100% of an employee’s target payout.  Based upon the Company’s performance in 2008, the results of which were approved by the Company’s board of directors in February 2009, the plan participants earned 50% of the potential payout under the Company’s 2008 Equity Incentive Plan.  The total performance based awards issued under the Company’s 2008 equity incentive plan were 121,269 stock options and 118,817 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.78 and $16.15, respectively.  As of June 30, 2009, there was a total of $0.7 million of deferred compensation expense related to these performance based awards which is included in the $11.7 million total deferred compensation cost mentioned above.

In April 2009 the Company put in place a long-term performance-based stock compensation plan (the 2009 Equity Performance Plan). The total number of awards that would be issued under the Company’s 2009 Equity Performance Plan, assuming that the target payout level was achieved, would be 312,375 restricted stock units. The potential payout under the 2009 Equity Incentive Plan will range from 0% to 100% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $16.85. The Company recognized expense of $0.7 million related to restricted stock units during the three months ended June 30, 2009, which is included in the $2.5 million of stock-based compensation mentioned above.  As of June 30, 2009, there was a total of $4.5 million of deferred compensation expense related to these performance based awards which is included in the $11.7 million total deferred compensation cost mentioned above.

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

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $40,000 and $0 for the six months ended June 30, 2008 and 2009, respectively. Of the $5.4 million liability for unrecognized income tax benefits as of June 30, 2009, the Company’s accrual for potential interest and penalties associated with uncertain tax positions was $377,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2005 through 2008.  With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign tax examinations for the tax years prior to 2005.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands)

Balance as of January 1, 2009	$4,749
Additions for tax positions related to the current period	326
Balance as of June 30, 2009	$5,075

The entire balance of unrecognized tax benefits as of June 30, 2009 would impact the effective tax rate if recognized.

The Company’s effective tax rate for the six months ended June 30, 2008 and 2009 of 50.0% and 83.2%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, profits of our international subsidiaries being taxed at rates different than the U.S. statutory rate and the effect of adjustments for the six months ending June 30, 2009 to the provision resulting from the finalization of tax returns in the United Kingdom.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company adopted SFAS No. 141(R) on January 1, 2009. Accordingly, any business combination we engage in beginning January 1, 2009 will be recorded and disclosed following SFAS No. 141(R). The application of SFAS No. 141(R) to the CSG acquisition is detailed in the acquisition section above.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, for nonfinancial assets and liabilities, SFAS No. 157 became effective on January 1, 2009 and the Company has applied its disclosure and measurement provisions prospectively whenever applicable, such as in determining fair values of the assets acquired and liabilities assumed as part of the CSG acquisition described above.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is effective for interim or annual periods beginning on or after June 15, 2009. The standard establishes principles and requirements for subsequent events, including disclosure of the date through which an entity has evaluated subsequent events. We have adopted SFAS No. 165 in this period and the adoption of the standard did not significantly impact our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

2.             Long-term Debt

Debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Existing Term Loan Facility	$170,153	$178,500
New Term Loan Facility	218,347	—
	388,500	178,500
Less: Current portion	(20,850)	—
Original issue discount	(20,702)	—
Long-term portion	$346,948	$178,500

2009 Credit Facility

On May 1, 2009, the Company entered into a $423.5 million amended and restated senior secured credit facility (2009 Credit Facility) to finance the acquisition of the Communications Services Group assets from Verisign, Inc. (see Note 1) and to refinance the 2007 Credit Facility.  The 2009 Credit Facility consists of a fully funded term loan facility with an outstanding principal amount equal to $178.5 million (the Existing Term Loan Facility), a new fully funded term loan facility with an outstanding principal amount equal to $230.0 million (the New Term Loan Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (the Existing Revolving Facility), under which there have been no borrowings as of the date of this filing. The Existing Revolving Facility matures March 27, 2013. Payments on the Existing Term Loan Facility and the New Term Loan Facility are due in quarterly installments over the term beginning June 30, 2009, with the remainder payable on March 28, 2014. Voluntary prepayments on the New and Existing Term Facilities are applied as directed by the Company. In July 2009, the Company made additional voluntary loan prepayments of $15 million which will be applied to the next scheduled loan repayments.

The total scheduled remaining payments on the New and Existing Term Facilities are as follows (in thousands):

Six months ending December 31, 2009	$2,978
2010	38,297
2011	40,850
2012	48,509
2013	51,063
Thereafter	206,803
$388,500

Interest on the outstanding balances under the Existing Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the prime rate announced by SunTrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate (“LIBOR”) rate plus 100 basis points (the “Base Rate”), in each case, plus a margin of 5.0% or at LIBOR, plus a margin of 6.0%. The applicable margins on the Existing Revolving Credit Facility are subject to step-downs based on the Company’s leverage ratio.  Interest on the outstanding balances under the New and Existing Term Loan Facilities is payable, at the

Company’s option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%.  Additionally, in no event will the LIBOR rate be less than 3.5%.  The Existing Revolving Credit Facility is subject to an annual commitment fee in an amount equal to between 0.375% and 0.5% (based on the Company’s leverage ratio) per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the 2009 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.

The terms of the 2009 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million.  The Company is permitted to repay borrowings under the 2009 Credit Facility at any time in whole or in part without premium or penalty, provided that prepayments made during the first year after the closing resulting from any refinancing of the Term Loan Facilities that contains first lien debt financing terms similar to the terms governing the 2009 Credit Facility will be subject to a 1% prepayment premium.

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

The terms of the 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. Beginning June 30, 2009, the Company is required to maintain a leverage ratio of less than 3.25 to 1.0. The Company’s leverage ratio as of June 30, 2009 was 2.4 to 1.0. The maximum leverage ratio declines over the term of the 2009 Credit Facility. Also beginning June 30, 2009 and as of the end of each subsequent quarter for the twelve month period then ended, the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.20 to 1.0.  The Company’s consolidated fixed charge coverage ratio as of June 30, 2009 was 1.70 to 1.0.  The 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2009 Credit Facility as of June 30, 2009.

In connection with the closing of the 2009 Credit Facility, the Company incurred approximately $5.4 million in financing costs and $23.0 million in Original Issue Discount. These financing costs and debt discount were deferred and are being amortized using the effective interest method over the life of the 2009 Credit Facility.   In connection with the refinancing of the 2009 Credit Facility in May 2009, the Company wrote-off approximately $1.7 million in unamortized deferred financing costs related to the 2007 Credit Facility.  This write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009.

3.             Comprehensive Income

The components of comprehensive income, net of tax effect are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Net income	$1,026	$453	$2,626	$429
Foreign currency translation adjustments	452	6,425	2,892	4,173
Total comprehensive income	$1,478	$6,878	$5,518	$4,602

4.             Net Income Per Common Share

SFAS No. 128, “Earnings Per Share”, requires the presentation of basic and diluted earnings per share. Basic earnings per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

The treasury stock effect of options to purchase 1,100,129 shares of common stock and 169,678 restricted stock units that were outstanding as of June 30, 2009, and options to purchase 264,981 shares of common stock and 2,640 restricted stock units that were outstanding as of June 30, 2008 were excluded from the computation of diluted net loss per common share for the three months ended June 30, 2008 and 2009, respectively, as their effect would have been anti-dilutive.

The treasury stock effect of options to purchase 1,237,053 shares of common stock and 79,429 restricted stock units that were outstanding as of June 30, 2009, and options to purchase 264,959 shares of common stock and 1,911 restricted stock units that were outstanding as of June 30, 2008 were excluded from the computation of diluted net loss per common share for the six months ended June 30, 2008 and 2009, respectively, as their effect would have been anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Net income	$1,026	$453	$2,626	$429
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,699,262	25,228,319	24,504,459	25,177,974
Treasury stock effect of outstanding options to purchase	271,081	145,583	296,941	83,976
Treasury stock effect of unvested restricted stock units	303,898	148,531	200,674	183,268
Diluted weighted average common shares outstanding	25,274,241	25,522,433	25,002,074	25,445,218

Net income per common share:
Basic and diluted net income per common share	$0.04	$0.02	$0.11	$0.02

5.             Segment Information

The Company classifies its business into two segments: North America and ISD. In addition, the Company’s management evaluates revenues for its four business divisions: POS, TSD, FSD and ISD. A significant portion of the Company’s North American operating expenses are shared between POS, TSD and FSD divisions, and, therefore, management analyzes operating results for these three business divisions on a combined basis.

Management evaluates the North American and ISD performance on EBITDA before stock compensation expense because operating expenses are distinguishable between North American and ISD operations. The Company defines EBITDA before stock compensation expense as income from operations before depreciation, amortization and stock compensation expense. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for major noncash items. The Company believes that this measure, viewed in addition to and not in lieu of the Company’s reported GAAP results, provides additional useful information to the investors regarding the Company’s performance and overall operating results exclusive of selected significant non-cash items, as described below. This metric is frequently requested by investors and is also an integral part of the Company’s internal reporting to measure the performance of reportable segments and the overall effectiveness of senior management. The Company’s definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

Revenue for the Company’s two segments is presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenues:
POS	$19,145	$19,609	$37,500	$37,576
TSD	16,814	56,917	34,668	71,936
FSD	11,581	12,149	22,327	24,205
Total North America	47,540	88,675	94,495	133,717
ISD	42,608	33,275	79,778	63,500
Total revenues	$90,148	$121,950	$174,273	$197,217

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
ISD	$16,718	$11,646	$29,597	$21,184
North America	5,666	19,838	12,526	26,618
Total EBITDA before stock compensation expense	$22,384	$31,484	$42,123	$47,802

(i)                                         Management evaluates the performance of its segments before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA by segment. In addition, certain corporate expenses are reflected in the North American segment, consistent with information reviewed by our chief operating decision maker.

EBITDA before stock compensation expense differs from income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
EBITDA before stock compensation expense	$22,384	$31,484	$42,123	$47,802
Reconciling items:
Depreciation and amortization of property and equipment	(6,094)	(7,994)	(12,061)	(13,828)
Amortization of intangible assets	(6,359)	(8,153)	(12,457)	(13,757)
Stock compensation expense	(3,085)	(2,527)	(6,050)	(4,532)
Interest expense	(2,631)	(11,417)	(6,340)	(12,869)
Interest income and other income (expense), net	(142)	(284)	106	(213)
Income before income taxes and equity in net loss of unconsolidated affiliates	$4,073	$1,109	$5,321	$2,603

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
North America	$47,540	$88,675	$94,495	$133,717
Europe	33,842	26,556	63,441	50,055
Asia-Pacific	8,766	6,719	16,337	13,445
Total revenues	$90,148	$121,950	$174,273	$197,217

Revenues from the Company’s subsidiaries in the United Kingdom were $19.9 million and $14.3 million for the three months ended June 30, 2008 and 2009, respectively. Revenues from the Company’s subsidiaries in the United Kingdom were $37.2 million and $26.6 million for the six months ended June 30, 2008 and 2009, respectively. On a constant dollar basis, revenue from the United Kingdom subsidiaries for the three months and six months ended June 30, 2009, was $18.3 million and $35.1 million, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,	June 30,
	2008	2009
North America	$182,990	$363,554
Europe	23,408	35,129
Asia-Pacific	15,162	15,289
Total long lived assets	$221,560	$413,972

Total assets are located in the following reporting segments (in thousands):

	December 31,	June 30,
	2008	2009
North America	$260,213	$473,936
ISD	101,701	100,380
Total assets	361,914	574,316

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,	June 30,
	2008	2009
North America	$123,668	$268,681
ISD	39,097	33,752
Total goodwill and intangible assets	162,765	302,433

6.             Litigation and Claims

The Company is periodically involved in disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state’s Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2000. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company’s customer paid $212,500 of the settlement payment with the remaining $37,500 paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million benefit, related to the reduction in the sales tax liability, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2008.

7.             Subsequent Events

In preparing these financial statements, the Company’s management has evaluated subsequent events through August 10, 2009, the date the financial statements were filed.

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

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; current difficulties in the financial services sector may continue to have a negative impact on our future growth rates in our financial services division; fluctuations in the Company’s quarterly results because of the seasonal nature of the business; unfavorable fluctuations in foreign exchange rates; the Company’s substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company’s cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company’s ability to identify, execute or effectively integrate acquisitions including the acquisition of CSG; the Company’s ability to realize additional overall cost savings from the acquisition of CSG, including consolidating SS7 call signaling networks, eliminating duplicate intelligent database platforms and eliminating duplicate facilities; increases in the prices charged by telecommunication providers for services used by the Company; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009 and in the Company’s quarterly report on Form 10-Q filed with the SEC on May 11, 2009. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

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

•       Telecommunication services.  We provide call signaling services that enable telecommunications service providers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification, toll-free call routing and local number portability, and validation services, such as credit card, calling card, third- party billing and collect calling. In addition, we provide roaming and clearing services to mobile phone operators.  Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling  and roaming and clearing services and per-query fees charged for our database access and validation services.

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

Acquisition of the Communications Services Group of VeriSign, Inc.

On March 2, 2009, TNS entered into an asset purchase agreement, dated March 2, 2009, between TNS and VeriSign, Inc. pursuant to which TNS agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG.  On May 1, 2009, TNS completed the acquisition in accordance with the terms and conditions of the asset purchase agreement.  The initial purchase price was approximately $226.2 million in cash and is subject to a post-closing working capital adjustment.  We funded the transaction through a new $230 million term loan facility as part of the 2009 Credit Facility (see Note 2 to the condensed consolidated financial statements included elsewhere in this report).  CSG provides call signaling services, intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry.  In addition, CSG provides wireless roaming and clearing services to mobile phone operators.  We will integrate CSG into our telecommunications services division.  Our statements of operations for the three and six month periods ended June 30, 2009 include the results of CSG from May 1, 2009 and are therefore not comparable to the year-ago periods.  Please refer to our amended Current Report on Form 8-K/A filed with the SEC on July 15, 2009 for more detail on the historical and pro-forma results of CSG and Note 1 to the condensed consolidated financial statements included elsewhere in this report.

We expect to experience operational benefits from the acquisition primarily through consolidating our two SS7 call signaling networks and eliminating duplicate intelligent database platforms and duplicate telecommunications facilities.  We also expect reduced overall combined capital expenditures as a result of greater economies of scale and the rationalization of network assets.  The timing and extent of these cost savings have not yet been determined and there can be no assurances that these cost savings will be achieved.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenues	$90,148	$121,950	$174,273	$197,217
Operating expenses:
Cost of network services, exclusive of the items shown separately below	42,225	58,314	82,932	95,104
Engineering and development	7,669	10,507	14,868	16,914
Selling, general, and administrative	20,955	24,172	40,400	41,929
Depreciation and amortization of property and equipment	6,094	7,994	12,061	13,828
Amortization of intangible assets	6,359	8,153	12,457	13,757
Total operating expenses	83,302	109,140	162,718	181,532
Income from operations	6,846	12,810	11,555	15,685
Interest expense	(2,631)	(11,417)	(6,340)	(12,869)
Interest income	148	61	327	239
Other (expense) income, net	(290)	(345)	(221)	(452)
Income before income tax benefit and equity in net loss of unconsolidated affiliates	4,073	1,109	5,321	2,603
Income tax provision	(2,977)	(633)	(2,625)	(2,121)
Equity in net loss of unconsolidated affiliates	(70)	(23)	(70)	(53)
Net income	$1,026	$453	$2,626	$429

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues. Total revenues increased $31.9 million, or 35.3%, to $122.0 million for the three months ended June 30, 2009, from $90.1million for the three months ended June 30, 2008. On a constant dollar basis, total revenues would have increased $39.1 million, or 43.5%, to $129.2 million. We generate revenues through four operating divisions.

International services division. Revenues from the international services division decreased $9.3 million, or 21.9%, to $33.3 million for the three months ended June 30, 2009, from $42.6 million for the three months ended June 30, 2008. The adverse effect of foreign exchange translation on a year-over-year basis was $7.2 million.  In addition, we had $1.1 million of incremental software development revenue in the three months ended June 30, 2008.  Excluding the adverse impact of foreign exchange rates and the incremental software development revenue, international services division decreased $1.0 million, or 2.4%, to $41.6 million from $42.6 million for the three months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to reductions in dial-up POS transaction volumes in Europe and to a lesser extent from the loss of two processing customers in the U.K., one of which was nationalized and the other of which was acquired by a larger entity.  These declines were partially offset by increases in dial-up transaction volumes in the Asia Pacific region and to a lesser extent from the increased sales of our IP services to POS customers. Revenues from our United Kingdom subsidiaries decreased $5.6 million, or 28.1%, to $14.3 million for the three months ended June 30, 2009, from $19.9 million for the three months ended June 30, 2008. On a constant dollar basis, revenue from the United Kingdom subsidiaries for the three months ended June 30, 2009 would have decreased $1.6 million, or 8.2%, to $18.3 million due primarily to the loss of two processing customers, as mentioned above, and to a lesser extent from a decrease in dial-up transaction volumes. This was partially offset by increased revenue from sales of our payment gateway and IP services.

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

In our international services division we enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues in the international services division for the three months ended June 30, 2009 and 2008 and weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2009		2008
	% of ISD Revenue	Weighted Average Exchange Rates	% of ISD Revenue	Weighted Average Exchange Rates
British Pound	43%	1.55	47%	1.97
Euro	34%	1.36	30%	1.56
Australian Dollar	17%	0.76	18%	0.94

For further details on the effects of foreign exchange on our annual reported revenues, please refer to the Outlook section on page 23.

POS division. Revenues from the POS division increased $0.5 million, or 2.4%, to $19.6 million for the three months ended June 30, 2009, from $19.1 million for the three months ended June 30, 2008. The increase in revenue was due to a $1.5 million increase in revenue from our managed broadband products and  a $1.2 million increase from sales of our ATM processing products, primarily in Canada. This was partially offset by a $2.2 million decrease in dial revenue as a result of  an 8.6% decline in transaction volumes, which we primarily attribute to softness in the economy, and to a lesser extent from a decrease in revenue per transaction for our dial-up POS offering mainly resulting from the renewal of certain customer contracts. The trend towards IP services, which enjoy a recurring revenue model rather than a per transaction model, continues to help mitigate this decline.

Telecommunication services division. Revenues from the telecommunication services division increased $40.1 million to $56.9 million for the three months ended June 30, 2009, from $16.8 million for the three months ended June 30, 2008. Revenues increased $42.2 million as a result of the revenue contribution from the CSG acquisition.  This was partially offset by a decrease of $2.2 million due to volume declines from a customer following the announcement in March 2009 of our agreement to acquire CSG, based on the expectation that we will compete with the customer following the acquisition. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons and the successful integration of the business acquired through our purchase of CSG.

Financial services division. Revenues from the financial services division increased $0.6 million, or 4.9%, to $12.2 million for the three months ended June 30, 2009, from $11.6 million for the three months ended June 30, 2008. The increase in revenues was primarily due to increases in new customer endpoint installations. We have recently seen a decline in connections between endpoints, which we believe is a result of the consolidation and contraction of the financial services industry over the course of the last year. We expect connections between endpoints to continue to trend down in the third quarter. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We have begun to see an increased demand from our customers for larger bandwidth connections to our network and while these connections create greater revenue per physical endpoint, they require longer sales and installation lead-times.  We also expect that the current difficulties in the financial services sector may continue to have a negative impact on our future growth rates in this division.

Cost of network services. Cost of network services increased $16.1 million, or 38.1%, to $58.3 million for the three months ended June 30, 2009, from $42.2 million for the three months ended June 30, 2008. On a constant dollar basis, cost of network services would have increased $19.0 million, or 45.1%, to $61.1 million. Cost of network services were 47.8% of revenues for the three months ended June 30, 2009, compared to 46.8% of revenues for the three months ended June 30, 2008. Excluding the effect of foreign exchange, the increase in cost of network services was primarily from costs related to increased revenues in our telecommunications services division resulting from the CSG acquisition and to a lesser extent from increased broadband connections in our POS division.  This was partially offset by reductions in dial-up transaction volumes in our POS division and reductions in the cost of services provided to us in our POS division through negotiated price decreases from our vendors.

Gross profit represented 52.2% of total revenues for the three months ended June 30, 2009, compared to 53.2% for the three months ended June 30, 2008. On a constant dollar basis, gross margins for the three months ended June 30, 2009 decreased 50 basis points to 52.7%.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $2.8 million, or 37.0%, to $10.5 million for the three months ended June 30, 2009, from $7.7 million for the three months ended June 30, 2008. On a constant dollar basis, engineering and development expenses would have increased $3.4 million, or 44.2%, to $11.1 million. Engineering and development expense represented 8.6% of revenues for both the three months ended June 30, 2009 and 2008.  Capitalized software development costs, which are offset against engineering and development costs, increased $0.4 million to $1.7 million from $1.3 million for the three month period ended June 30, 2009 and 2008, respectively. The increase in capitalized software development costs is primarily due to investment in our roaming and clearing platform as well as our IP registry platform.  Excluding the increase in capitalized software and the effects of foreign exchange, engineering and development expense would have increased $3.8 million to $11.5 million, or 9.4% of revenues, for the three months ended June 30, 2009 from $7.7 million, or 8.6% of revenues, for the three months ended June 30, 2008.  The increase relates primarily to additional headcount required to support our acquisition of CSG and to a lesser extent from an increase in maintenance expense of $0.6 million to support the systems we acquired through the CSG acquisition.

Selling, general and administrative expense. Selling, general and administrative expenses increased $3.2 million, or 15.4%, to $24.2 million for the three months ended June 30, 2009, from $21.0 million for the three months ended June 30, 2008. On a constant dollar basis, selling, general and administrative expenses would have increased $4.7 million, or 22.5%, to $25.7 million. Included in selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 is $2.5 million and $3.0 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation as a result of fewer grants.  Included in selling, general and administrative expenses for the three months ended June 30, 2009 are $1.6 million in professional fees related to our acquisition of CSG that were expensed in accordance with the provisions of SFAS No. 141(R). Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $3.6 million to $21.6 million, or 17.7% of revenues, for the three months ended June 30, 2009 from $18.0 million, or 20.0% of revenues, for the three months ended June 30, 2008.  This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent an increase in professional fees related to the CSG integration effort.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $1.9 million, or 31.2%, to $8.0 million for the three months ended June 30, 2009, from $6.1 million for the three months ended June 30, 2008. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $2.2 million, or 36.4% to $8.3 million.  Depreciation and amortization of property and equipment represented 6.8% of revenues for both the three month periods ended June 30, 2009 and 2008. The increase in depreciation expense was primarily due to an incremental $1.9 million related to the acquired CSG assets.

Amortization of intangible assets. Amortization of intangible assets increased $1.8 million, or 28.2%, to $8.2 million for the three months ended June 30, 2009, from $6.4 million for the three months ended June 30, 2008 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets would have increased $2.1 million, or 33.5% to $8.5 million.  The increase primarily relates to additional amortization expense of $2.9 million related to the CSG acquisition.  This was partially offset by a decrease of $0.8 million as certain intangible assets reached the end of their economic useful lives.   For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Beginning in 2005, we experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to the customer relationship was approximately $18.6 million as of June 30, 2009.  We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of June 30, 2009.

Interest expense. Interest expense increased $8.8 million to $11.4 million for the three months ended June 30, 2009, from $2.6 million for the three months ended June 30, 2008. Included in interest expense for the three months ended June 30, 2009 was a $1.7 million charge related to the write-off of the deferred financing fees related to the 2007 Credit Facility in connection with the closing of the 2009 Credit Facility.  Excluding this charge, cash interest expense increased $4.4 million primarily as a result of the increased borrowings under our 2009 Credit Facility, used to fund the CSG acquisition, and an increase in the weighted average interest rate.  In addition, amortization of deferred financing fees and debt discount increased $2.6 million to $2.9 million from $0.3 million as a result of the fees and debt discount associated with the 2009 Credit Facility.  The immediately preceding amounts exclude the $1.7 million write-off of deferred financing fees described above.

Income tax provision. For the three months ended June 30, 2009, our income tax provision was approximately $0.6 million compared to $3.0 million for the three months ended June 30, 2008. The decrease in our income tax provision is primarily related to lower international income. Our effective tax rate was 57% and 74% for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues. Total revenues increased $22.9 million, or 13.2%, to $197.2 million for the six months ended June 30, 2009, from $174.2 million for the six months ended June 30, 2008. On a constant dollar basis, total revenues would have increased $38.5 million, or 22.1%, to $212.8 million. We generate revenues through four operating divisions.

International services division. Revenues from the international services division decreased $16.3 million, or 20.4%, to $63.5 million for the six months ended June 30, 2009, from $79.8 million for the six months ended June 30, 2008. The adverse effect of foreign exchange translation on a year-over-year basis was $15.6 million.  Excluding the adverse impact of foreign exchange rates, international services division revenue decreased $0.7 million, or 1%, to $79.2 million from $79.9 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to reductions in dial-up POS transaction volumes in Europe and to a lesser extent from the loss of two processing customers in the U.K.  These declines were partially offset by increases in dial-up transaction volumes in the Asia Pacific region and to a lesser extent from the increased sales of our IP services to POS customers and from additional connections from financial services customers. Revenues from our United Kingdom subsidiaries decreased $10.6 million, or 28.5%, to $26.6 million for the six months ended June 30, 2009, from $37.2 million for the six months ended June 30, 2008. On a constant dollar basis, revenue from the United Kingdom subsidiaries for the six months ended June 30, 2009 would have decreased $2.1 million, or 5.6%, to $35.1 million due primarily to the loss of two processing customers, as mentioned above, and to a lesser extent from a decrease in dial-up transaction volumes. This was partially offset by increased revenue from sales of our payment gateway and IP services.

In our international services division we enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues in the international services division for the six months ended June 30, 2009 and 2008 and weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2009		2008
	% of ISD Revenue	Weighted Average Exchange Rates	% of ISD Revenue	Weighted Average Exchange Rates
British Pound	42%	1.49	47%	1.98
Euro	34%	1.33	31%	1.53
Australian Dollar	17%	0.71	17%	0.92

For further details on the effects of foreign exchange on our annual reported revenues, please refer to the Outlook section on page 23.

POS division. Revenues from the POS division increased $0.1 million, or 0.2%, to $37.6 million for the six months ended June 30, 2009, from $37.5 million for the six months ended June 30, 2008. This is increase is due to a $2.7 million increase in revenue from our managed broadband products and a $1.9 million increase from sales of our ATM processing products, primarily in Canada. This was partially offset by a $4.5 million decrease in dial revenue as a result of  an 8.9% decline in transaction volumes, which we primarily attribute to softness in the economy, and to a lesser extent from a decrease in revenue per transaction for our dial-up POS offering mainly resulting from the renewal of certain customer contracts. The trend towards IP services, which enjoy a recurring revenue model rather than a per transaction model, continues to help mitigate this decline.

Telecommunication services division. Revenues from the telecommunication services division increased $37.3 million to $71.9 million for the six months ended June 30, 2009, from $34.7 million for the six months ended June 30, 2008. Revenues increased $42.2 million as a result of the revenue contribution from the CSG acquisition from May 1, 2009.  Revenue from cable customers increased $1.6 million and revenue from other customers increased $1.1 million due to increased demand for our network and database access services. These increases were partially offset by a decrease in revenue of $4.7 million due to the loss of two customers caller ID business and $2.9 million due to volume declines from a customer following the announcement in March 2009 of our agreement to acquire CSG, based on the expectation that we will compete with the customer following the acquisition.

Financial services division. Revenues from the financial services division increased $1.9 million, or 8.4%, to $24.2 million for the six months ended June 30, 2009, from $22.3 million for the six months ended June 30, 2008. The increase in revenues was primarily due to increases in new customer endpoint installations and to a lesser extent from increases in bandwidth requirements from existing customers that results in increased revenue per endpoint. We have recently seen a decline in connections between endpoints, which we believe is a result of the consolidation and contraction of the financial services industry over the course of the last year. We expect connections between endpoints to continue to trend down in the third quarter.

Cost of network services. Cost of network services increased $12.2 million, or 14.7%, to $95.1 million for the six months ended June 30, 2009, from $82.9 million for the six months ended June 30, 2008. On a constant dollar basis, cost of network services would have increased $18.3 million, or 22.0%, to $101.2 million. Cost of network services were 48.2% of revenues for the six months ended June 30, 2009, compared to 47.6% of revenues for the six months ended June 30, 2008. Excluding the effect of foreign exchange, the increase in cost of network services was primarily from costs related to increased revenues in our telecommunications services division resulting from the CSG acquisition and to a lesser extent from increased broadband connections in our POS and international services divisions.  This was partially offset by reductions in dial-up transaction volumes in our POS division and reductions in the cost of services provided to us in our POS division through negotiated price decreases from our vendors.

Gross profit represented 51.8% of total revenues for the six months ended June 30, 2009, compared to 52.4% for the six months ended June 30, 2008. On a constant dollar basis, gross margins for the six months ended June 30, 2009 were flat at 52.4% compared to the six months ended June 30, 2008.

Engineering and development expense. Engineering and development expense increased $2.0 million, or 13.8%, to $16.9 million for the six months ended June 30, 2009, from $14.9 million for the six months ended June 30, 2008. On a constant dollar basis, engineering and development expenses would have increased $3.3 million, or 23.7%, to $17.5 million. Engineering and development expense represented 8.6% and 8.5% of revenues for the six months ended June 30, 2009 and 2008, respectively.  Capitalized software development costs, which are offset against engineering and development costs, increased $0.8 million to $3.3 million from $2.5 million for the three month period ended June 30, 2009 and 2008, respectively. The increase in capitalized software development costs is primarily due to our planned investment to enhance our card-not-present payment gateway, and to a lesser extent from development of our roaming and clearing and IP registry platforms.  Excluding the increase in capitalize software and the effects of foreign exchange, engineering and development expense would have increased $4.1 million to $19.0 million for the six months ended June 30, 2009 from $14.9 million for the three months ended June 30, 2008.  The increase relates primarily to additional headcount required to support our acquisition of CSG and to a lesser extent from an increase in maintenance expense of $0.6 million to support the systems we acquired through the CSG acquisition.

Selling, general and administrative expense. Selling, general and administrative expenses increased $1.5 million, or 3.8%, to $41.9 million for the six months ended June 30, 2009, from $40.4 million for the six months ended June 30, 2008. On a constant dollar basis, selling, general and administrative expenses would have increased $6.4 million, or 15.9%, to $46.8 million. Included in selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 is $3.4 million and $4.7 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation as a result of fewer grants.  Included in selling, general and administrative expenses for the six months ended June 30, 2009 are $2.2 million in professional fees related to our acquisition of CSG that were expensed in accordance with the provisions of SFAS No. 141(R). Included in selling, general and administrative expenses for the six months ended June 30, 2008 was a $0.9 million pre-tax benefit associated with the settlement of a state sales tax liability. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $4.6 million to $41.1 million, or 19.3% of revenues, for the six months ended June 30, 2009 from $36.6 million, or 21.0% of revenues, for the six months ended June 30, 2008.  This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent an increase in professional fees related to the CSG integration effort.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $1.8 million, or 14.7%, to $13.8 million for the six months ended June 30, 2009, from $12.1 million for the six months ended June 30, 2008. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $3.1 million, or 25.3% to $15.1 million.  Depreciation and amortization of property and equipment represented 7.0% and 6.9% of revenues for the six month periods ended June 30, 2009 and 2008, respectively. The increase in depreciation expense was primarily due to an incremental $1.9 million relate to the acquired CSG assets and to a lesser extent from increases in capital expenditures made to support our revenue growth.

Amortization of intangible assets. Amortization of intangible assets increased $1.3 million, or 10.4%, to $13.8 million for the six months ended June 30, 2009, from $12.5 million for the six months ended June 30, 2008 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets would have increased $2.1 million, or 17.2% to $14.6 million.  The increase primarily relates to additional amortization expense of $2.9 million related to the CSG acquisition.  This was partially offset by a decrease of $0.8 million as certain intangible assets reached the end of their economic useful lives.   For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Beginning in 2005, we experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to the customer relationship was approximately $18.6 million as of June 30, 2009.  We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of June 30, 2009.

Interest expense. Interest expense increased $6.5 million to $12.9 million for the six months ended June 30, 2009, from $6.3 million for the six months ended June 30, 2008. Included in interest expense for the six months ended June 30, 2008 was a $1.7 million charge related to the write-off of the deferred financing fees related to the 2007 Credit Facility in connection with the closing of the 2009 Credit Facility.  Excluding this charge, cash interest expense increased $3.9 million primarily as a result of the increased borrowings under our 2009 Credit Facility, used to fund the CSG acquisition, and an increase in the weighted average interest rate.  In addition, amortization of deferred financing fees and debt discount increased $2.6 million to $3.0 million from $0.4 million as a result of the fees and debt discount associated with the 2009 Credit Facility.  The immediately preceding amounts exclude the $1.7 million write-off of deferred financing fees described above.

Income tax provision. For the six months ended June 30, 2009, our income tax provision was approximately $2.1 million compared to $2.6 million for the six months ended June 30, 2008. The decrease in our income tax provision is primarily related to lower international income and was partially offset by the effect of adjustments to the provision resulting from the finalization of tax returns in the U.K. Our effective tax rate was 83.2% and 50.0% for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate, and the effect of adjustments to the provision noted above.

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

Our operations provided us cash of $40.6 million for the six months ended June 30, 2009, which was attributable to net income of $0.4 million, depreciation, amortization and other non-cash charges of $39.6 million and an decrease in working capital of $0.7 million. Our operations provided us cash of $29.8 million for the six months ended June 30, 2008, which was attributable to net income of $2.6 million, depreciation, amortization and other non-cash charges of $27.8 million and an increase in working capital of $0.6 million.

We used cash of $237.3 million in investing activities for the six months ended June 30, 2009 which consisted of $11.1 million in capital expenditures to support our revenue growth and $226.2 million for the acquisition of the CSG business. We used cash of $13.7 million in investing activities for the six months ended June 30, 2008, which comprised solely of capital expenditures to support our revenue growth.

Our financing activities provided us cash of $181.0 million for the six months ended June 30, 2008. This consisted of proceeds from the new term loan from the 2009 Credit Facility of $230.0 million less original issue discount of $23.0 million and financing fees of $5.4 million.  The net proceeds from the 2009 Credit Facility were used to partially fund the CSG acquisition.  In addition, we made $20.0 million of repayments on our 2009 Credit Facility.  We used cash of $10.7 million from financing activities for the six months ended June 30, 2008, which includes $18.0 million of voluntary pre-payments on our 2007 Credit Facility and used $1.6 million to purchase treasury shares for the satisfaction of employee’s payroll tax obligations upon the vesting of restricted stock units. This was offset by $8.9 million in proceeds from stock options exercised during the six months ended June 30, 2008.

Commitments

The following table summarizes our contractual obligations as of June 30, 2009 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$388,500	$2,978	$38,297	$40,850	$48,509	$51,063	$206,803
Supplier commitments	42,442	10,526	15,362	13,920	2,634	—	—
Operating lease obligations	40,521	4,483	9,126	7,385	6,366	4,026	9,135
	$471,463	$17,987	$62,785	$62,155	$57,509	$55,089	$215,938

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $5.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 1 to the condensed consolidated financial statements for further discussion of income tax.

Not included in the table above are commitments to make interest payments under the terms of our 2009 senior secured credit facility due to the variable nature of the interest rates.  See note 2 to the condensed consolidated financial statements for further details on interest rates and other terms and conditions of this facility.

We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our 2009 senior secured credit facility or future debt or equity financings.

Outlook

In our foreign operations we conduct business in each of our foreign jurisdictions local currency. Due to the recent strengthening of the U.S. Dollar relative to several major foreign currencies, we expect revenues and operating income to be negatively impacted by foreign currency translation. As a point of reference, for the year ended December 31, 2008, the weighted average exchange rate used to translate the Company’s Statement of Operations (U.S. Dollar rate for one unit of foreign currency) was $1.85 for the British Pound, $1.47 for the Euro, and $0.84 for the Australian dollar. For the year ended December 31, 2008, approximately 21%, 14% and 8% of our consolidated revenues were generated in the British Pound, Euro and Australian dollar, respectively. For the year ended December 31, 2008, approximately 16%, 11% and 6% of our consolidated operating expenses were generated in the British Pound, Euro and Australian dollar, respectively. A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following impact on revenue for the year ended December 31, 2008: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar, $0.3 million. The foreign currency exchange rates which impact our revenues and operating income have been volatile recently and are beyond our control. See Item 3. Foreign Currency Risk below

Seasonality

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2009 we had $388.5 million outstanding under our 2009 Credit Facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Interest on outstanding balances under the 2009 Credit Facility is payable, at the Company’s option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%.  Additionally, in no event will the LIBOR rate be less than 3.5% or the Base Rate less than 4.5%.  At June 30, 2009 the 1 month LIBOR rate was 0.30875%. Based upon the outstanding borrowings on June 30, 2009 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 3.5% minimum, could affect our annual interest expense by $3.9 million.

As of June 30, 2009, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia. (See Part II Item 2, Outlook, above.)

We have operations in 23 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand and the Netherlands. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the six months ended June 30, 2009, we recorded a loss on foreign currency revaluation of approximately $0.6 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level.

On May 1, 2009, the Company completed its acquisition of CSG.  Management has considered the CSG acquisition material to the results of operations, cash flows and financial position from the date of acquisition through June 30, 2009 and believes that the internal controls and procedures of CSG have a material effect on internal controls over financial reporting.  In accordance with SEC guidance, management has elected to exclude CSG from its December 31, 2009 assessment of and report on internal controls over financial reporting.  The Company is currently in the process of incorporating the internal controls and procedures of CSG into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2010.  There have been no other changes during the three months ended June 30, 2009 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.                          Risk Factors

None.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Default Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 27, 2009. The stockholders voted on the following matters as set forth in the proxy statement:

1.  ELECTION OF DIRECTORS. The stockholders voted to elect five directors to a one-year term expiring at the annual meeting of stockholders in 2010. The voting tabulation for each nominee was as follows:

Director	Votes in Favor	Votes Withheld

John B. Benton	23,290,277	568,970

Stephen X. Graham	23,292,845	566,402

Henry H. Graham, Jr.	23,502,377	356,870

Jay E. Ricks	23,292,845	566,402

John V. Sponyoe	22,626,351	1,232,896

2.  RATIFICATION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current 2009 fiscal year. The voting tabulation was as follows: 23,740,732 votes in favor of the ratification; 116,661 against the ratification; and 1,854 abstentions.

3.  APPROVAL OF THE TNS, INC. ANNUAL INCENTIVE PLAN. The stockholders approved the TNS, Inc. Annual Incentive Plan.  The voting tabulation was as follows: 20,941,529 votes in favor of the increase; 1,372,637 votes against the increase; and 19,380 abstentions.

Item 5.                                   Other Information

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

TNS, Inc.
(Registrant)

Date: August 10, 2009	By:	/s/ HENRY H. GRAHAM, JR.

Henry H. Graham, Jr.
Chief Executive Officer

Date: August 10, 2009	By:	/s/ DENNIS L. RANDOLPH, JR.

Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer