Form 10-Q
period 2009-09-30
TNS INC
filed 2009-11-09
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Shares Outstanding as of October 1, 2009

25,712,587 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	September 30,
	2008	2009
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$38,851	$28,674
Accounts receivable, net of allowance for doubtful accounts of $3,631 and $6,883, respectively	69,501	95,314
Prepaid expenses	5,351	7,634
Deferred tax assets	1,805	2,188
Other current assets	4,965	15,793
Total current assets	120,473	149,603
Property and equipment, net	58,795	113,380
Identifiable intangible assets, net	151,811	278,282
Goodwill	10,954	16,534
Deferred tax assets, net	16,141	11,492
Other assets	3,740	6,984
Total assets	$361,914	$576,275
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$59,424	$83,718
Deferred revenue	16,360	13,673
Current portion of long-term debt	—	11,063
Total current liabilities	75,784	108,454
Long-term debt, net of current portion and discount	178,500	339,057
Deferred tax liability	2,420	1,555
Other liabilities	2,395	2,577
Total liabilities	259,099	451,643
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,082,007 shares issued and 25,053,226 shares outstanding and 25,859,495 shares issued and 25,712,587 shares outstanding, respectively	25	26
Treasury stock, 28,781 shares and 146,908 shares, respectively	(578)	(2,036)
Additional paid-in capital	150,839	165,396
Accumulated deficit	(40,800)	(37,167)
Accumulated other comprehensive loss	(6,671)	(1,587)
Total stockholders’ equity	102,815	124,632
Total liabilities and stockholders’ equity	$361,914	$576,275

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues	$88,629	$140,105	$262,903	$337,322
Operating expenses:
Cost of network services, exclusive of the items shown separately below	41,274	64,940	124,206	160,044
Engineering and development	7,252	10,379	22,120	25,855
Selling, general, and administrative	20,965	30,942	61,364	74,309
Depreciation and amortization of property and equipment	6,140	9,013	18,201	22,841
Amortization of intangible assets	5,869	9,102	18,327	22,859
Total operating expenses	81,500	124,376	244,218	305,908
Income from operations	7,129	15,729	18,685	31,414
Interest expense	(2,390)	(11,952)	(8,730)	(24,821)
Interest income	214	90	541	329
Other (expense) income, net	(902)	493	(1,123)	41
Income before income tax benefit and equity in net loss of unconsolidated affiliates	4,051	4,360	9,373	6,963
Income tax provision	(2,141)	(1,129)	(4,766)	(3,250)
Equity in net loss of unconsolidated affiliates	(23)	(27)	(94)	(80)
Net income	$1,887	$3,204	$4,513	$3,633

Basic net income per common share	$0.08	$0.13	$0.18	$0.14
Diluted net income per common share	$0.07	$0.12	$0.18	$0.14
Basic weighted average common shares outstanding	24,989,865	25,481,084	24,667,442	25,279,307
Diluted weighted average common shares outstanding	25,549,865	26,149,432	25,176,857	25,624,200

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended September 30
	2008	2009
Cash flows from operating activities:
Net income	$4,513	$3,633
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	18,201	22,841
Amortization of intangibles	18,327	22,859
Loss on disposal of property and equipment	129	15
Deferred income tax (benefit) provision	(1,248)	2,888
Non cash interest and deferred financing fees	596	7,716
Equity in net loss of unconsolidated affiliates	94	80
Stock compensation expense	9,374	7,516
	45,473	63,915
Changes in operating assets and liabilities:
Accounts receivable, net	(665)	11,403
Other current and noncurrent assets	1,375	(9,549)
Accounts payable and accrued expenses	3,404	8,316
Deferred revenue	(3,867)	(3,637)
Other current and noncurrent liabilities	(1,745)	183
Net cash provided by operating activities:	48,488	74,264
Cash flows from investing activities
Purchases of property and equipment	(25,269)	(23,804)
Business combinations, net of cash acquired	—	(230,002)
Net cash used in investing activities:	(25,269)	(253,806)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing costs	—	201,612
Repayments of long-term debt	(25,000)	(40,000)
Proceeds from stock option exercises, inclusive of tax benefit	9,589	7,401
Payment of long-term debt financing costs	(75)	(175)
Purchase of treasury stock	(1,919)	(1,458)
Net cash (used in) provided by financing activities	(17,405)	167,380
Effect of exchange rates on cash and cash equivalents	(603)	1,985
Net increase (decrease) in cash and cash equivalents	5,211	(10,177)
Cash and cash equivalents, beginning of period	17,805	38,851
Cash and cash equivalents, end of period	$23,016	$28,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,719	$8,613
Cash paid for income taxes	$3,818	$1,826

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 31 countries, including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region.

The Company provides its services through multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols, are designed to be scalable and are accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

The Company has four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services to payment processors in the U.S., Canada and Mexico, (2) the telecommunication services division (TSD), which provides call signaling services, database access services and roaming and clearing services primarily to the domestic telecommunications industry, (3) the financial services division (FSD), which provides data and voice communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications, and (4) the international services division (ISD), which markets the Company’s POS and financial services in countries outside of the United States, Canada and Mexico.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009, which includes consolidated financial statements and the notes thereto for the year ended December 31, 2008.

Capital Structure

During the nine months ended September 30, 2009, the Company issued 424,588 shares of common stock following the exercise of stock options and 352,900 shares of common stock following the vesting of restricted stock units, of which 118,127 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. During the nine months ended September 30, 2008, the Company issued 523,286 shares of common stock following the exercise of stock options and 337,565 shares of common stock following the vesting of restricted stock units, of which 99,573 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 100,143 treasury shares during the nine months ended September 2008.

Acquisitions

On March 2, 2009, the Company entered into an Asset Purchase Agreement (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller’s Communications Services Group (CSG).  On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement.  The initial purchase price was approximately $226.2 million in cash and subject to a post-closing working capital adjustment. During the third quarter of 2009 the working capital adjustment was finalized, resulting in a $3.8 million increase in the purchase price to $230.0 million. The Company funded the transaction through a new $230 million term loan facility as part of its 2009 Credit Facility (see Note 2). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry.  In addition, CSG provides wireless roaming and clearing services to mobile phone operators.  The Company has integrated CSG into its telecommunications services division. The statements of operations for the three and nine months ended September 30, 2009 include the results of CSG from May 1, 2009.  In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million. During the nine months ended September 30, 2009, acquisition related costs of $2.2 million were included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The acquisition of CSG has been accounted for as a business combination under FASB ASC 805, Business Combinations. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures.  Existing technology, in-process research and development and customer relationships were valued using the excess earnings method, a variation on the income method. The excess earnings method considers the use of other assets in the generation of the projected cash flows in order to determine the economic benefit generated by the subject intangible asset. Non competition agreements were valued using the income approach. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.  Fixed assets and real estate were valued using the market and cost approaches, as appropriate. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The cost approach indicates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The purchase price for CSG was allocated, on a preliminary basis, as follows (in thousands):

Amount
Purchase price allocation:
Accounts receivable, net of allowance for doubtful accounts of $2,315	$34,766
Prepaid expenses	2,963
Property and equipment	43,633
Land and buildings	10,034
Goodwill	4,633
Identifiable intangible assets
Customer relationships	141,500
Developed technology	4,800
Non competition agreements	600
In-process research and development	300
Total assets	243,229
Accounts payable, accrued expenses and other current liabilities	(13,227)
Total purchase price	230,002

The amounts allocated to property and equipment are being depreciated on a straight line basis over their weighted average estimated useful lives of 4 years. The amounts allocated to land and buildings are being depreciated on a straight line basis over their estimated useful lives of 39 years. The customer relationships included in intangible assets are being amortized on a straight line basis over 9 years and other intangible assets are being amortized on a straight line basis over 2 to 4 years. The goodwill of $4.6 million is expected to be deductible for tax purposes.

The weighted average amortization period by each major class of assets and in total is as follows (in years):

Weighted average amortization period

Customer relationships	9
Developed technology	4
Non competition agreements	2
In-process research and development	4
Total weighted average amortization period	8.8

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

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related integration costs. For details on expected integration related cost savings please refer to the Outlook section on page 23.

The following unaudited pro forma consolidated results of operations assume that the acquisition of CSG was completed as of January 1, for each of the respective periods presented (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Operating revenues	$154,706	$140,105	$458,721	$419,112
Net income	33	3,204	(2,628)	3,443

Earnings per common share:
Basic	$0.00	$0.13	$(0.11)	$0.14
Diluted	$0.00	$0.12	$(0.11)	$0.13

The CSG historical operating results include the direct costs related to the business and certain allocated costs for services and support functions provided by Verisign, Inc. Included in net income for the three months ended September 30, 2008 are allocated costs of $4.1 million related to those functions. Included in net income for the nine months ended September 30, 2008 and 2009 are allocated costs of $12.7 million and $5.0 million related to those functions, respectively. Because the selected unaudited pro forma consolidated results of operations are based on CSG’s operating results during the period when CSG was not under the control, influence or management of TNS, the information presented may not be representative of the results for the periods indicated that would have actually occurred had the acquisition been consumated as of January 1, 2008, nor is it indicative of the future financial or operating results of the combined entity.

Due to the extent and nature of the integration of CSG revenue and costs into the operations of TNS as well as the overlap with the Company’s telecommunication services division, the contribution of CSG to the Company’s consolidated results has not been separately identified.  Accordingly, the stand alone results of CSG for the three and nine months ended September 30, 2009 have not been disclosed.

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

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of May 1, 2009, the closing date of the 2009 credit facility, and September 30, 2009, the Company believes the carrying amount of its long-term debt approximates its fair value.

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC 718, Compensation-Stock Compensation, using the modified prospective transition method. FASB ASC 718 requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. Stock-based compensation for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and in accordance with FASB ASC 718 for all awards granted or modified after January 1, 2006.

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Cost of network services	$282	$229	$858	$710
Engineering and development	394	318	1,148	1,013
Selling, general and administrative	2,650	2,438	7,368	5,793
	$3,326	$2,985	$9,374	$7,516

As of September 30, 2009, there was a total of $9.5 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended September 30, 2008, the Company granted 17,520 stock options and 114,176 restricted stock units at weighted average estimated fair values of $9.95 and $23.30, respectively. During the nine months ended September 30, 2008, the Company granted 42,520 stock options and 134,276 restricted stock units at weighted average estimated fair values of $8.75 and $22.36, respectively. During the three months ended September 30, 2009, the Company granted 5,872 options and 38,700 restricted stock units at weighted average estimated fair values of $10.54 and $21.90, respectively. During the nine months ended September 30, 2009, the Company granted 7,872 stock options and 43,750 restricted stock units at weighted average estimated fair values of $6.94 and $14.45 respectively.  As of September 30, 2009, there was a total of $5.4 million of unrecognized compensation expense related to these awards, which is included in the $9.5 million total unrecognized compensation cost mentioned above.

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

In May 2007, the Company put in place a long-term performance-based stock compensation plan (the 2007 Equity Performance Plan). The total performance-based awards issued under the Company’s 2007 Equity Incentive Plan were 576,076 stock options and 236,341 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.23 and $12.39, respectively.  As of September 30, 2009, there was a total of $0.2 million of unrecognized compensation expense related to these performance based awards which is included in the $9.5 million total unrecognized compensation cost mentioned above.

In February 2008, the Company put in place a long-term performance-based stock compensation plan (the 2008 Equity Performance Plan). The potential payout under the 2008 Equity Incentive Plan ranged from 0% to 100% of an employee’s target payout.  Based upon the Company’s performance in 2008, the results of which were approved by the Company’s board of directors in February 2009, the plan participants earned 50% of the potential payout under the Company’s 2008 Equity Incentive Plan.  The total performance based awards issued under the Company’s 2008 equity incentive plan were 121,269 stock options and 118,817 restricted stock units. The weighted average grant date fair value of performance-based stock options and restricted stock units granted was $6.78 and $16.15, respectively.  As of September 30, 2009, there was a total of $0.5 million of unrecognized compensation expense related to these performance based awards which is included in the $9.5 million total unrecognized compensation cost mentioned above.

In April 2009 the Company put in place a long-term performance-based stock compensation plan (the 2009 Equity Performance Plan). The total number of awards that would be issued under the Company’s 2009 Equity Performance Plan, assuming that the target payout level was achieved, would be 311,500 restricted stock units. The potential payout under the 2009 Equity Incentive Plan will range from 0% to 100% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $16.85.  As of September 30, 2009, there was a total of $3.4 million of unrecognized compensation expense related to these performance based awards which is included in the $9.5 million total unrecognized compensation cost mentioned above.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Under FASB ASC 740, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period. The Company also recognizes interest and penalties related to uncertain tax positions in income tax expense.

Effective January 1, 2007, the Company adopted an amendment to FASB ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the amendment did not result in a cumulative adjustment to the Company’s accumulated deficit.

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $60,000 and $0 for the nine months ended September 30, 2008 and 2009, respectively. Of the $6.2 million liability for unrecognized income tax benefits as of September 30, 2009, the Company’s accrual for potential interest and penalties associated with uncertain tax positions was $377,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2005 through 2008.  With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign tax examinations for the tax years prior to 2005.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties of $0.4 million, is as follows (in thousands)

Balance as of January 1, 2009	$4,749
Additions for tax positions related to the current period	1,086
Balance as of September 30, 2009	$5,835

The entire balance of unrecognized tax benefits as of September 30, 2009 would impact the effective tax rate if recognized.

The Company’s effective tax rate for the nine months ended September 30, 2008 and 2009 of 51.4% and 47.2%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, higher income in the U.S. which cannot be offset by losses from foreign jurisdictions, increases in FASB ASC 740 reserves due to certain income tax exposures, the recognition of tax benefits relating to research credits in the U.S., and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Reclassifications

Certain expenses which were previously included in engineering and development costs have been reclassified to selling, general and administrative expenses for the nine months ended September 30, 2009.

Recent Accounting Pronouncements

In June 2008, the FASB issued an amendment to ASC 260, Earnings Per Share. This amendment provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of the amendment on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued a revision to ASC 805, Business Combinations that establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company adopted the revised FASB ASC 805 on January 1, 2009. Accordingly, any business combination we engage in beginning January 1, 2009 will be recorded and disclosed following the revised FASB ASC 805. The application of FASB ASC 805 to the CSG acquisition is detailed in the acquisition section above.

In September 2006, the FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007. The Company adopted FASB ASC 820 on January 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of FASB ASC 820 to the Company’s financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, for nonfinancial assets and liabilities, FASB ASC 820 became effective on January 1, 2009 and the Company has applied its disclosure and measurement provisions prospectively whenever applicable, such as in determining fair values of the assets acquired and liabilities assumed as part of the CSG acquisition described above. The Company will also apply the provisions of FASB ASC 820 in its required goodwill and intangibles annual impairment test to be performed at year-end.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, which is effective for interim or annual periods beginning on or after June 15, 2009. The standard establishes principles and requirements for subsequent events, including disclosure of the date through which an entity has evaluated subsequent events. We have adopted FASB ASC 855 in this period and the adoption of the standard did not significantly impact our financial statements.

Effective June 30, 2009, the Company adopted ASC 825-10, Financial Instruments, which requires an entity to provide disclosures about fair value of financial instruments in interim financial statements. See note (1).

Effective September 30, 2009, the Company adopted Accounting Standards Update No. 2009-01, “Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles,” (ASU 2009-01). ASU 2009-01 is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from ASU 2009-01 will be considered nonauthoritative. All references to authoritative accounting literature have been made in accordance with ASU 2009-01.

2.             Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2008	September 30, 2009
Existing Term Loan Facility	$178,500	$161,021
New Term Loan Facility	—	207,479
	178,500	368,500
Less: Current portion	—	(11,063)
Original issue discount	—	(18,380)
Long-term portion	$178,500	$339,057

2009 Credit Facility

On May 1, 2009, the Company entered into a $423.5 million amended and restated senior secured credit facility (2009 Credit Facility) to finance the acquisition of the CSG assets from Verisign, Inc. (see Note 1) and to refinance the 2007 Credit Facility.  The 2009 Credit Facility consists of a fully funded term loan facility with an outstanding principal amount equal to $178.5 million (the Existing Term Loan Facility), a new fully funded term loan facility with an outstanding principal amount equal to $230.0 million (the New Term Loan Facility) and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million (the Existing Revolving Facility), under which there have been no borrowings as of the date of this filing. The Existing Revolving Facility matures March 27, 2013. Payments on the Existing Term Loan Facility and the New Term Loan Facility are due in quarterly installments over the term beginning June 30, 2009, with the remainder payable on March 28, 2014. Voluntary prepayments on the New and Existing Term Facilities are applied as directed by the Company. In October 2009, the Company made additional voluntary loan prepayments of $5.0 million which will be applied to the next scheduled loan repayments.

The total scheduled remaining payments on the New and Existing Term Facilities are as follows (in thousands):

Three months ending December 31, 2009	$—
2010	21,275
2011	40,850
2012	48,509
2013	51,063
Thereafter	206,803
$368,500

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

The terms of the 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of September 30, 2009, the Company is required to maintain a leverage ratio of less than 3.25 to 1.0. The Company’s leverage ratio as of September 30, 2009 was 2.4 to 1.0. The maximum leverage ratio declines over the term of the 2009 Credit Facility. Also beginning June 30, 2009 and as of the end of each subsequent quarter for the twelve month period then ended, the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.20 to 1.0.  The Company’s consolidated fixed charge coverage ratio as of September 30, 2009 was 1.8 to 1.0.  The 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the 2009 Credit Facility as of September 30, 2009.

In connection with the closing of the 2009 Credit Facility, the Company incurred approximately $5.4 million in financing costs and $23.0 million in original issue discount. These financing costs and original issue discounts were deferred and are being amortized using the effective interest method over the life of the 2009 Credit Facility.  In connection with the refinancing of the 2009 Credit Facility in May 2009, the Company wrote-off approximately $1.7 million in unamortized deferred financing costs related to the 2007 Credit Facility.  This write-off has been included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.

3.             Comprehensive Income

The components of comprehensive income, net of tax effect are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Net income	$1,887	$3,204	$4,513	$3,633
Foreign currency translation adjustments	(6,395)	912	(3,502)	5,084
Total comprehensive income	$(4,508)	$4,116	$1,011	$8,717

4.             Net Income Per Common Share

FASB ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

The treasury stock effect of options to purchase 193,012 shares of common stock that were outstanding as of September 30, 2009, and options to purchase 522,417 shares of common stock and 83,594 restricted stock units that were outstanding as of September 30, 2008 were excluded from the computation of diluted net loss per common share for the three months ended September 30, 2008 and 2009, respectively, as their effect would have been anti-dilutive.

The treasury stock effect of options to purchase 833,068 shares of common stock and 186,272 restricted stock units that were outstanding as of September 30, 2009, and options to purchase 581,928 shares of common stock and 64,672 restricted stock units that were outstanding as of September 30, 2008 were excluded from the computation of diluted net loss per common share for the nine months ended September 30, 2008 and 2009, respectively, as their effect would have been anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Net income	$1,877	$3,204	$4,513	$3,633
Weighted average common share calculation:
Basic weighted average common shares outstanding	24,989,865	25,481,084	24,667,442	25,279,307
Treasury stock effect of outstanding options to purchase	316,949	379,165	227,885	174,916
Treasury stock effect of unvested restricted stock units	243,051	289,183	281,530	169,977
Diluted weighted average common shares outstanding	25,549,865	26,149,432	25,176,857	25,624,200

Net income per common share:
Basic net income per common share	$0.08	$0.13	$0.18	$0.14
Diluted net income per common share	$0.07	$0.12	$0.18	$0.14

5.             Segment Information

The Company classifies its business into two segments: North America and ISD. In addition, the Company’s management evaluates revenues for its four business divisions: POS, TSD, FSD and ISD. A significant portion of the Company’s North American operating expenses are shared between the POS division, TSD and FSD, and, therefore, management analyzes operating results for these three business divisions on a combined basis.

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

Revenue for the Company’s two segments is presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenues:
POS	$18,724	$19,792	$56,224	$57,368
TSD	16,441	72,418	51,109	144,354
FSD	11,726	12,011	34,054	36,215
Total North America	46,891	104,221	141,387	237,937
ISD	41,738	35,884	121,516	99,385
Total revenues	$88,629	$140,105	$262,903	$337,322

EBITDA before stock compensation expense for the North American and ISD operations is reflected below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
ISD	$15,755	$11,378	$45,352	$32,563
North America	6,709	25,481	19,235	52,067
Total EBITDA before stock compensation expense	$22,464	$36,829	$64,587	$84,630

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

EBITDA before stock compensation expense differs from income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
EBITDA before stock compensation expense	$22,464	$36,829	$64,587	$84,630
Reconciling items:
Depreciation and amortization of property and equipment	(6,140)	(9,013)	(18,201)	(22,841)
Amortization of intangible assets	(5,869)	(9,102)	(18,327)	(22,859)
Stock compensation expense	(3,326)	(2,985)	(9,374)	(7,516)
Interest expense	(2,390)	(11,952)	(8,730)	(24,821)
Interest income and other income (expense), net	(688)	583	(582)	370
Income before income taxes and equity in net loss of unconsolidated affiliates	$4,051	$4,360	$9,373	$6,963

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
North America	$46,909	$104,221	$141,422	$237,937
Europe	32,992	28,357	96,417	78,412
Asia-Pacific	8,728	7,527	25,064	20,973
Total revenues	$88,629	$140,105	$262,903	$337,322

Revenues from the Company’s subsidiaries in the United Kingdom were $18.9 million and $15.1million for the three months ended September 30, 2008 and 2009, respectively. Revenues from the Company’s subsidiaries in the United Kingdom were $56.1 million and $41.7 million for the nine months ended September 30, 2008 and 2009, respectively. On a constant dollar basis, revenue from the United Kingdom subsidiaries for the three months and nine months ended September 30, 2009, was $17.5 million and $52.6 million, respectively.

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,	September 30,
	2008	2009
North America	$182,990	$369,072
Europe	23,408	22,044
Asia-Pacific	15,162	17,120
Total long lived assets	$221,560	$408,196

Total assets are located in the following reporting segments (in thousands):

	December 31,	September 30,
	2008	2009
North America	$260,213	$475,750
ISD	101,701	100,525
Total assets	361,914	576,275

Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,	September 30,
	2008	2009
North America	$123,668	$272,060
ISD	39,097	22,756
Total goodwill and intangible assets	162,765	294,816

6.             Restructuring Costs

During September 2009, the Company incurred $1.7 million in severance in its ISD segment, which was included in selling, general and administrative expense.

A summary of the liability for the Company’s severance and benefits obligation is as follows (in thousands):

2009
Balance at January 1	953
Severance and benefits	1,978
Accretion of liability due to passage of time	3
Effects of foreign currency translation	(12)
Cash paid	(943)
Balance at September 30	1,979

The above severance and benefits expenses are based on estimates that are subject to change. The remaining cash expenditures relating to the severance and benefits will be paid in 2009. This liability is classified as accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheet.

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

Certain states in which the Company operates assess sales taxes on certain services provided by the Company. The Company believes it has no liability because its customer contracts contain terms that stipulate the customer, not the Company, is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, the Company either includes sales tax on its invoice or has obtained an exemption certificate from the customer. Certain states have audited the Company from 1996 to early 2001. On April 25, 2008, the Company entered into a settlement agreement with the remaining state’s Commissioner of Revenue to settle the only state sales tax assessment remaining for the period from 1996 to early 2000. In the settlement, the Company agreed to settle the outstanding sales tax assessment in the amount of $942,000 for a settlement payment in the amount of $250,000. The Company’s customer paid $212,500 of the settlement payment with the remaining $37,500 paid by the Company. Based on the final executed settlement, the Company reduced its net liability for this matter by $0.9 million. This $0.9 million benefit, related to the reduction in the sales tax liability, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2008.

8.             Subsequent Events

In preparing these financial statements, the Company’s management has evaluated subsequent events through November 9, 2009, the date the financial statements were filed.

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

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; current difficulties in the financial services sector may continue to have a negative impact on our future growth rates in our financial services division; fluctuations in the Company’s quarterly results because of the seasonal nature of the business; unfavorable fluctuations in foreign exchange rates; the Company’s substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company’s cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company’s ability to refinance its senior secured credit facility; the Company’s ability to identify, execute or effectively integrate acquisitions including the acquisition of CSG; the Company’s ability to realize additional overall cost savings from the acquisition of CSG, including consolidating SS7 call signaling networks, eliminating duplicate intelligent database platforms and eliminating duplicate facilities; increases in the prices charged by telecommunication providers for services used by the Company; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the Sarbanes-Oxley Act of 2002, any revised New York Stock Exchange listing standards, SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009 and in the Company’s quarterly reports on Form 10-Q filed with the SEC on May 11, 2009 and August 10, 2009. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are an international data communications company which provides networking, data communications and value added services to many of the world’s leading retailers, banks and payment processors. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate the largest unaffiliated Signaling System No. 7 networks in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. We also provide data roaming and clearing services to both domestic and international mobile phone operators. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in 31 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region.

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

•                    International services.  We sell our POS and financial services through our international services division. We are one of the leading providers of data communications services to the POS industry in the United Kingdom. Our international services division also provides POS and financial services in Australia, Austria, Belgium, Bermuda, Finland, France, Gibraltar, Germany, Greece, Hong Kong, India, Ireland, Italy, Japan, Malaysia, the Netherlands, New Zealand, Norway, Poland, Romania, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand and Turkey.

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

Acquisition of the Communications Services Group of VeriSign, Inc.

On March 2, 2009, TNS entered into an asset purchase agreement between TNS and VeriSign, Inc. pursuant to which TNS agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG.  On May 1, 2009, we completed the acquisition in accordance with the terms and conditions of the asset purchase agreement.  The initial purchase price was approximately $226.2 million in cash and was subject to a post-closing working capital adjustment.  During the third quarter of 2009, the working capital adjustment was finalized, resulting in a $3.8 million increase in the purchase price to $230.0 million. We funded, the transaction through a new $230.0 million term loan facility as part of the 2009 Credit Facility (see Note 2 to the condensed consolidated financial statements included elsewhere in this report).  CSG provides call signaling services, intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry.  In addition, CSG provides wireless roaming and clearing services to mobile phone operators.  We are integrating CSG into our telecommunications services division.  Our statements of operations for the three and nine month periods ended September 30, 2009 include the results of CSG from May 1, 2009 and are therefore not comparable to the year-ago periods.  Please refer to our amended Current Report on Form 8-K/A filed with the SEC on July 15, 2009 for more detail on the historical and pro-forma results of CSG and Note 1 to the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenues	$88,629	$140,105	$262,903	$337,322
Operating expenses:
Cost of network services, exclusive of the items shown separately below	41,274	64,940	124,206	160,044
Engineering and development	7,252	10,379	22,120	25,855
Selling, general, and administrative	20,965	30,942	61,364	74,309
Depreciation and amortization of property and equipment	6,140	9,013	18,201	22,841
Amortization of intangible assets	5,869	9,102	18,327	22,859
Total operating expenses	81,500	124,376	244,218	305,908
Income from operations	7,129	15,729	18,685	31,414
Interest expense	(2,390)	(11,952)	(8,730)	(24,821)
Interest income	214	90	541	329
Other (expense) income, net	(902)	493	(1,123)	41
Income before income tax benefit and equity in net loss of unconsolidated affiliates	4,051	4,360	9,373	6,693
Income tax provision	(2,141)	(1,129)	(4,766)	(3,250)
Equity in net loss of unconsolidated affiliates	(23)	(27)	(94)	(80)
Net income	$1,887	$3,204	$4,513	$3,633

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues. Total revenues increased $51.4 million, or 58.1%, to $140.1 million for the three months ended September 30, 2009, from $88.6 million for the three months ended September 30, 2008. On a constant dollar basis, total revenues would have increased $55.2 million, or 62.3%, to $143.8 million. We generate revenues through four business divisions.

International services division. Revenues from the international services division decreased $5.8 million, or 14.0%, to $35.9 million for the three months ended September 30, 2009, from $41.7 million for the three months ended September 30, 2008. The adverse effect of foreign exchange translation on a year-over-year basis was $3.7 million.  In addition, we had $0.5 million of software development revenue for the three months ended September 30, 2009 compared to $1.7 million for the three months ended September 30, 2008.  Excluding the adverse impact of foreign exchange rates and the incremental software development revenue, international services division decreased $1.1 million, or 2.6%, to $40.6 million from $41.7 million for the three months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to reductions in dial-up POS transaction volumes in Europe and to a lesser extent from the loss of two processing customers in the U.K.  These declines were partially offset by increased sales of our IP services to POS customers. Revenues from our United Kingdom subsidiaries decreased $3.8 million, or 20.0%, to $15.1 million for the three months ended September 30, 2009, from $18.9 million for the three months ended September 30, 2008. On a constant dollar basis, revenue from the United Kingdom subsidiaries for the three months ended September 30, 2009 would have decreased $1.4 million, or 7.5%, to $17.5 million due primarily to a decrease in dial-up transaction volumes and the loss of two processing customers as mentioned above. This was partially offset by increased revenue from sales of our payment gateway and IP services.

Future revenue growth in the international services division depends on a number of factors including the success of our POS and financial service products in countries we have recently entered, the total number of POS transactions that we transport, the success of our new product offerings, the successful expansion of our card-not-present service offerings and the effects of foreign currency translation.  In recent months, we have seen a reduction in the growth rates of our dial-up transaction volumes in most of the markets in which we operate, which we attribute to the overall weakness of the global economy. As we generate the majority of our revenue in the international services division from transaction volumes our future revenue may be adversely affected by the continued weakness of the global economy.

In our international services division we enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues in the international services division for the three months ended September 30, 2009 and 2008 and weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2009		2008
	% of ISD Revenue	Weighted Average Exchange Rates	% of ISD Revenue	Weighted Average Exchange Rates
British Pound	42%	1.64	45%	1.89
Euro	35%	1.43	32%	1.51
Australian Dollar	17%	0.83	18%	0.89

POS division. Revenues from the POS division increased $1.1 million, or 5.7%, to $19.8 million for the three months ended September 30, 2009, from $18.7 million for the three months ended September 30, 2008. The increase in revenue is due to a $1.2 million increase in revenue from our managed broadband products and  a $1.2 million increase from sales of our ATM processing products, primarily in Canada. This was partially offset by a $1.6 million decrease in dial revenue primarily from a 6.0% decline in transaction volumes, which we attribute to softness in the economy, and to a lesser extent from a decrease in revenue per transaction for our dial-up POS offering mainly resulting from the renewal of certain customer contracts. The increase in sales of our IP services, which enjoy a recurring revenue model rather than a per transaction model, continues to help mitigate this decline.  Growth in the POS division depends on a number of factors including the success of our managed broadband products, payment gateway applications as well as the total number of POS dial-up transactions we transport.

Telecommunication services division. Revenues from the telecommunication services division increased $56.0 million to $72.4 million for the three months ended September 30, 2009, from $16.4 million for the three months ended September 30, 2008. Revenues increased primarily as a result of the revenue contribution from the CSG acquisition.  This was partially offset by a decrease of $2.3 million due to volume declines from a customer following the announcement in March 2009 of our agreement to acquire CSG, based on the expectation that we will compete with the customer following the acquisition. Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons and the successful integration of the business acquired through our purchase of CSG.

Financial services division. Revenues from the financial services division increased $0.3 million, or 2.4%, to $12.0 million for the three months ended September 30, 2009, from $11.7 million for the three months ended September 30, 2008. The increase in revenues was primarily due to an incremental $0.6 million from new customer end point installations which was partially offset by a decrease of $0.2 million from a reduction in the number of connections between end points which we believe is a result of the consolidation and contraction of the financial services industry over the course of the last year.  Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We also expect that the current difficulties in the financial services sector may continue to have a negative impact on our future growth rates in this division.

Cost of network services. Cost of network services increased $23.7 million, or 57.3%, to $65.0 million for the three months ended September 30, 2009, from $41.3 million for the three months ended September 30, 2008. On a constant dollar basis, cost of network services increased $25.0 million, or 60.7%, to $66.3 million. Cost of network services were 46.3% of revenues for the three months ended September 30, 2009, compared to 46.6% of revenues for the three months ended September 30, 2008. Excluding the effect of foreign exchange the increase in cost of network services was due to costs related to increased revenue in our telecom services division resulting from the CSG acquisition of $26.2 million, an increase in our international services division of $0.5 million primarily to support additional financial services revenue and an increase in our domestic financial services division of $0.4 million primarily to support the increased number of customer endpoints. The cost of network services in our POS division decreased $1.9 million due primarily to reductions in dial up transaction volumes and to a lesser extent negotiated price decreases from our vendors which was partially offset by an increase in the cost of broadband connections to support the increased revenue from our broadband services.

Gross profit represented 53.7% of total revenues for the three months ended September 30, 2009, compared to 53.4% for the three months ended September 30, 2008. On a constant dollar basis, gross margins for the three months ended September 30, 2009 increased 50 basis points to 53.9%.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $3.1 million, or 43.1%, to $10.4 million for the three months ended September 30, 2009, from $7.3 million for the three months ended September 30, 2008. On a constant dollar basis, engineering and development expenses would have increased $3.3 million, or 46.6%, to $10.6 million. Engineering and development expense represented 7.4% and 8.1% of revenues for the three months ended September 30, 2009 and 2008, respectively. Capitalized software development costs, which are offset against engineering and development costs, increased $0.7 million to $2.5 million from $1.8 million for the three months ended September 30, 2009 and 2008, respectively. The increase in capitalized software development costs is primarily due to investment in our roaming and clearing and IP registry platforms. Included in engineering and development expenses for the three months ended September 30, 2009 and 2008 is $0.3 million and $0.4 million of stock compensation expense, respectively.  Excluding stock compensation, the increase in capitalized software and the effects of foreign exchange, engineering and development expense would have increased $4.2 million to $12.9 million, or 9.0% of revenues, for the three months ended September 30, 2009 from $8.7 million, or 9.8% of revenues, for the three months ended September 30, 2008.  The increase relates primarily to additional headcount and other costs required to support our acquisition of CSG.

Selling, general and administrative expense. Selling, general and administrative expenses increased $9.9 million, or 47.6%, to $30.9 million for the three months ended September 30, 2009, from $21.0 million for the three months ended September 30, 2008. On a constant dollar basis, selling, general and administrative expenses would have increased $10.7 million, or 51.1%, to $31.7 million. Included in selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 is $2.4 million and $2.7 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation as a result of fewer grants. Included in selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 is $1.7 million and $0.7 million of severance expense, respectively. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $9.8 million for the three months ended September 30, 2009. This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent cost incurred to support the growth or our Canadian ATM processing business.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $2.9 million, or 46.8%, to $9.0 million for the three months ended September 30, 2009, from $6.1 million for the three months ended September 30, 2008. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $3.1 million, or 49.3% to $9.2 million.  Depreciation and amortization of property and equipment represented 6.4% and 6.9% of revenue for the three months ended September 30, 2009 and 2008, respectively. The increase in depreciation expense was primarily due to an incremental $2.9 million related to the acquired CSG assets.

Amortization of intangible assets. Amortization of intangible assets increased $3.2 million, or 55.1%, to $9.1 million for the three months ended September 30, 2009, from $5.9 million for the three months ended September 30, 2008 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets would have increased $3.3 million, or 57.5% to $9.2 million.  The increase primarily relates to additional amortization expense of $4.3 million related to the CSG acquisition.  This was partially offset by a decrease of $0.8 million as certain intangible assets reached the end of their useful economic lives.  For purposes of measuring and recognizing impairment of long-lived assets including intangibles, we assess whether separate cash flows can be attributed to an individual asset. For our customer relationship intangible assets, we recognize and measure impairment upon the significant loss of revenue from a customer. Beginning in 2005, we experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to the customer relationship was approximately $18.3 million as of September 30, 2009.  We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded that no impairment existed as of September 30, 2009.

Interest expense. Interest expense increased $9.6 million to $12.0 million for the three months ended September 30, 2009, from $2.4 million for the three months ended September 30, 2008. Included in interest expense for the three months ended September 30, 2009, was $3.0 million of amortized deferred financing fees compared to $0.1 million for the three months ended September 30, 2008. The increase of $2.9 million in amortization of deferred financing fees was due to the fees and debt discount associated with the 2009 Credit Facility.  Excluding this amortization, the balance of interest expense increased $6.7 million primarily as a result of the increased borrowings under our 2009 Credit Facility, used to fund the CSG acquisition, and an increase in the weighted average interest rate.

Income tax provision. For the three months ended September 30, 2009, our income tax provision was approximately $1.1million compared to $2.1 million for the three months ended September 30, 2008. The decrease in our income tax provision is primarily related to lower international income and the recognition of tax benefits relating to research credits in the U.S. Our effective tax rate was 26.0% and 53.2% for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, higher income in the U.S. which cannot be offset by losses from foreign jurisdictions, increases in FASB ASC 740 reserves due to certain income tax exposures, the recognition of tax benefits relating to research credits in the U.S. and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues. Total revenues increased $74.4 million, or 28.3%, to $337.3 million for the nine months ended September 30, 2009, from $262.9 million for the nine months ended September 30, 2008. On a constant dollar basis, total revenues would have increased $94.0 million, or 35.8%, to $356.9 million. We generate revenues through four business divisions.

International services division. Revenues from the international services division decreased $22.1 million, or 18.2%, to $99.4 million for the nine months ended September 30, 2009, from $121.5 million for the nine months ended September 30, 2008. The adverse effect of foreign exchange translation on a year-over-year basis was $19.3 million. Excluding the adverse impact of foreign exchange rates, international services division revenue decreased $2.8 million, or 2.4%, to $118.7 million from $121.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to a $3.7 million decrease in POS revenue in the UK primarily due to lower transaction volumes and to a lesser extent the loss of two processing customers, which was partially offset by increased revenue from sales of our payment gateway and IP services, and a decrease of $1.6 million from our Dialect subsidiary due to a reduction in software development revenue. This was partially offset by an increase in international financial services revenue of $1.1 million due to additional customer connections, an increase in revenue from our European subsidiaries excluding the UK of $1.1 million primarily from increased transaction volumes and to a lesser extent sales of our IP services and an increase of $0.3 million due to higher transaction volumes in the Asia Pacific region. Revenues from our United Kingdom subsidiaries decreased $14.4 million, or 25.6%, to $41.7 million for the nine months ended September 30, 2009, from $56.1 million for the nine months ended September 30, 2008. On a constant dollar basis, revenue from the United Kingdom subsidiaries for the nine months ended September 30, 2009 would have decreased $3.5 million, or 6.2%, to $52.6 million due to a $3.7 million decrease in POS revenue, primarily due to lower transaction volumes and to a lesser extent the loss of two processing customers, which was partially offset by increased revenue from sales of our payment gateway and IP services. UK financial services revenue also increased $0.2 million year over year.

In our international services division we enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues in the international services division for the nine months ended September 30, 2009 and 2008 and weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2009		2008
	% of ISD Revenue	Weighted Average Exchange Rates	% of ISD Revenue	Weighted Average Exchange Rates
British Pound	42%	1.54	46%	1.95
Euro	35%	1.37	31%	1.52
Australian Dollar	17%	0.75	18%	0.91

POS division. Revenues from the POS division increased $1.2 million, or 2.0%, to $57.4 million for the nine months ended September 30, 2009, from $56.2 million for the nine months ended September 30, 2008. This increase is due to a $3.9 million increase in revenue from our managed broadband products and a $2.5 million increase from sales of our ATM processing products, primarily in Canada. This was partially offset by a $6.0 million decrease in dial revenue primarily from a 7.9% decline in transaction volumes, which we attribute to softness in the economy, and to a lesser extent from a decrease in revenue per transaction for our dial-up POS offering mainly resulting from the renewal of certain customer contracts. The increased sale of our IP services, which enjoy a recurring revenue model rather than a per transaction model, continues to help mitigate this decline.

Telecommunication services division. Revenues from the telecommunication services division increased $93.3 million to $144.4 million for the nine months ended September 30, 2009, from $51.1 million for the nine months ended September 30, 2008. Revenues increased primarily as a result of the revenue contribution from the CSG acquisition from May 1, 2009.  Revenue from cable customers increased $0.4 million and revenue from other customers increased $1.6 million due to increased demand for our network and database access services. These increases were partially offset by a decrease in revenue of $3.4 million due to the loss of two customers caller ID business and $5.2 million due to volume declines from a customer following the announcement in March 2009 of our agreement to acquire CSG, based on the expectation that we will compete with the customer following the acquisition.

Financial services division. Revenues from the financial services division increased $2.1 million, or 6.3%, to $36.2 million for the nine months ended September 30, 2009, from $34.1 million for the nine months ended September 30, 2008. The increase in revenues was primarily due to an incremental $2.3 million from new customer endpoints which was partially offset by a decrease of $0.2 million from lower market data services revenue and a reduction in the number of connections between endpoints which we believe is a result of the consolidation and contraction of the financial services industry over the course of the last year.

Cost of network services. Cost of network services increased $35.8 million, or 28.9%, to $160.0 million for the nine  months ended September 30, 2009, from $124.2 million for the nine months ended September 30, 2008. On a constant dollar basis, cost of network services would have increased $43.5 million, or 35.0%, to $167.7 million. Cost of network services were 47.4% of revenues for the nine months ended September 30, 2009, compared to 47.2% of revenues for the nine months ended September 30, 2008. Excluding the effect of foreign exchange, the increase in cost of network services was primarily related to increased revenues in our telecommunications services division resulting from the CSG acquisition and to a lesser extent from increased broadband connections in our POS and international services divisions and increased network costs to support the growth in international financial services revenue.  This was partially offset by reductions in dial-up transaction volumes in our POS division and reductions in the cost of services provided to us in our POS division through negotiated price decreases from our vendors.

Gross profit represented 52.6% of total revenues for the nine months ended September 30, 2009, compared to 52.8% for the nine months ended September 30, 2008. On a constant dollar basis, gross margins for the nine months ended September 30, 2009 increased 20 basis points to 53.0% compared to the nine months ended September 30, 2008.

Engineering and development expense. Engineering and development expense increased $3.8 million, or 17.2%, to $25.9 million for the nine months ended September 30, 2009, from $22.1 million for the nine months ended September 30, 2008. On a constant dollar basis, engineering and development expenses would have increased $5.3 million, or 24.0%, to $27.4 million. Engineering and development expense represented 7.7% and 8.4% of revenues for the nine months ended September 30, 2009 and 2008, respectively.  Capitalized software development costs, which are offset against engineering and development costs, increased $1.8 million to $6.1 million from $4.3 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in capitalized software development costs is primarily due to investment in our roaming and clearing and IP registry platforms, and to a lesser extent from development of our card-not-present payment gateway. Included in engineering and development expenses for the nine months ended September 30, 2009 and 2008 is $1.0 million and $1.1 million of stock compensation expense, respectively. Excluding stock compensation, the increase in capitalized software and the effects of foreign exchange, engineering and development expense would have increased $6.3 million to $30.8 million for the nine months ended September 30, 2009 from $24.5 million for the nine months ended September 30, 2008.  The increase relates primarily to additional headcount and other costs required to support our acquisition of CSG.

Selling, general and administrative expense. Selling, general and administrative expenses increased $12.9 million, or 21.0%, to $74.3 million for the nine months ended September 30, 2009, from $61.4 million for the nine months ended September 30, 2008. On a constant dollar basis, selling, general and administrative expenses would have increased $17.0 million, or 27.8%, to $78.4 million. Included in selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 is $5.8 million and $7.4 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation as a result of fewer grants. Included in selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 is $3.4 million and $0.7 million of severance expense, respectively. Included in selling, general and administrative expenses for the nine months ended September 30, 2009 are $2.2 million in professional fees related to our acquisition of CSG that were expensed in accordance with the provisions of SFAS No. 141(R). Included in selling, general and administrative expenses for the nine months ended September 30, 2008 was a $0.9 million pre-tax benefit associated with the settlement of a state sales tax liability. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses would have increased $14.5 million for the nine months ended September 30, 2009. This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent an increase in professional fees related to the CSG integration effort.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $4.6 million, or 25.5%, to $22.8 million for the nine months ended September 30, 2009, from $18.2 million for the nine months ended September 30, 2008. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $6.1 million, or 33.4% to $24.3 million.  Depreciation and amortization of property and equipment represented 6.8% and 6.9% of revenues for the nine month periods ended September 30, 2009 and 2008, respectively. The increase in depreciation expense was primarily due to an incremental $4.8 million related to the acquired CSG assets and to a lesser extent from increases in capital expenditures made to support our revenue growth.

Amortization of intangible assets. Amortization of intangible assets increased $4.6 million, or 24.7%, to $22.9 million for the nine months ended September 30, 2009, from $18.3 million for the nine months ended September 30, 2008 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets would have increased $5.5 million, or 30.1% to $23.8 million.  The increase primarily relates to additional amortization expense of $7.2 million related to the CSG acquisition.  This was partially offset by a decrease of $1.7 million as certain intangible assets reached the end of their economic useful lives.

Interest expense. Interest expense increased $16.1 million to $24.8 million for the nine months ended September 30, 2009, from $8.7 million for the nine months ended September 30, 2008. Included in interest expense for the nine months ended September 30, 2009 was a $1.7 million charge related to the write-off of the deferred financing fees related to the 2007 Credit Facility in connection with the closing of the 2009 Credit Facility.  In addition, amortization of deferred financing fees and debt discount increased $5.5 million to $6.0 million from $0.5 million as a result of the fees and debt discount associated with the 2009 Credit Facility.  The immediately preceding amounts exclude the $1.7 million write-off of deferred financing fees. Excluding the amortization and write-off of deferred financing fees, the balance of interest expense would have increased $8.9 million to $17.1 million for the nine months ended September 30, 2009, from $8.2 million for the nine months ended September 30, 2008, primarily as a result of the increased borrowings under our 2009 Credit Facility, used to fund the CSG acquisition, and an increase in the weighted average interest rate.

Income tax provision. For the nine months ended September 30, 2009, our income tax provision was approximately $3.3 million compared to $4.8 million for the nine months ended September 30, 2008. The decrease in our income tax provision is primarily related to lower international income and the recognition of tax benefits relating to research credits in the U.S. Our effective tax rate was 47.2% and 51.4% for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, higher income in the U.S. which cannot be offset by losses from foreign jurisdictions, increases in FASB ASC 740 reserves due to certain income tax exposures, the recognition of tax benefits relating to research credits in the U.S., and profits of our international subsidiaries being taxed at different rates than the U.S. Federal statutory rate.

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

Our operations provided us cash of $74.3 million for the nine months ended September 30, 2009, which was attributable to net income of $3.6 million, depreciation, amortization and other non-cash charges of $63.9 million and a decrease in working capital of $6.7 million. Our operations provided us cash of $48.5 million for the nine months ended September 30, 2008, which was attributable to net income of $4.5 million, depreciation, amortization and other non-cash charges of $45.5 million and an increase in working capital of $1.5 million.

We used cash of $253.8 million in investing activities for the nine months ended September 30, 2009 which consisted of $23.8 million in capital expenditures to support our revenue growth and $230.0 million for the acquisition of the CSG business. We used cash of $25.3 million in investing activities for the nine months ended September 30, 2008, which comprised solely of capital expenditures to support our revenue growth.

Our financing activities provided us cash of $167.4 million for the nine months ended September 30, 2009. This consisted of proceeds from the new term loan from the 2009 Credit Facility of $230.0 million less original issue discount of $23.0 million and financing fees of $5.4 million.  The net proceeds from the 2009 Credit Facility were used to partially fund the CSG acquisition.  In addition, we made $40.0 million of repayments on our 2009 Credit Facility.  We used cash of $17.4 million from financing activities for the nine months ended September 30, 2008, which includes $25.0 million of repayments on our 2007 Credit Facility.

Commitments

The following table summarizes our contractual obligations as of September 30, 2009 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$368,500	$—	$21,275	$40,850	$48,509	$51,063	$206,803
Supplier commitments	38,184	5,657	15,927	13,966	2,634	—	—
Operating lease obligations	41,239	4,582	9,359	7,487	6,428	4,074	9,309
	$447,923	$10,239	$46,561	$62,303	$57,571	$55,137	$216,112

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $5.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 1 to the condensed consolidated financial statements for further discussion of income tax.

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

Outlook

We expect to experience operational benefits from the acquisition of CSG, primarily through consolidating our two SS7 call signaling networks and eliminating duplicate intelligent database platforms and duplicate telecommunications facilities.  We also expect reduced overall combined capital expenditures as a result of greater economies of scale and the rationalization of network assets.  We anticipate realizing incremental pretax operational cost savings of $1 million in 2009, an additional $5 million to $6 million in 2010, and an additional $2 million to $3 million in 2011, for total expected annualized pretax operating expense reductions of $8 million to $10 million. We anticipate that these savings will be fully implemented on a run rate basis by the beginning of the fourth quarter of 2010.

On October 21, 2009 we announced we are seeking to refinance our existing senior credit facilities with a new $325 million six year term loan and a $75 million five year revolving credit facility. We are seeking to have the new credit facility in place before the end of the fourth quarter of 2009. A commitment letter has been received from SunTrust to provide up to $40 million of the new revolving credit facility and $15 million of the new term loan, on and subject to terms and conditions in the commitment letter. SunTrust, at our direction, has agreed to act as lead arranger for the new credit facility and has agreed to use its best efforts to seek commitments from additional lenders to provide the remaining new term and revolving loans contemplated under this new credit facility. The terms of the new credit facility would be similar to the existing senior credit facilities, except that we are seeking to improve our interest rate from LIBOR plus 600 bps (with a 350 bps floor) to no more than LIBOR plus 400 bps (with a 200 bps floor). We expect to use the borrowings under the new credit facility to repay all amounts outstanding under the existing senior credit facilities and pay fees and expenses associated with the new credit facility. The balance of the new credit facility would be available for general corporate purposes. The new credit facility is subject to receipt of sufficient lender commitments, the negotiation, execution and delivery of definitive loan documentation and the satisfaction of various other conditions, prior to closing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2009 we had $368.5 million outstanding under our 2009 Credit Facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Interest on outstanding balances under the 2009 Credit Facility is payable, at the Company’s option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%.  Additionally, in no event will the Base Rate be less than 4.5%, or the LIBOR rate less than 3.5%.  At September 30, 2009 the 1 month LIBOR rate was 0.25%. Based upon the outstanding borrowings on September 30, 2009 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 3.5% minimum, could affect our annual interest expense by $3.7 million.

As of September 30, 2009, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia. (See Part II Item 2, Outlook, above.)

We have operations in 24 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand, Netherlands and Turkey. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the nine months ended September 30, 2009, we recorded a loss on foreign currency revaluation of approximately $0.1 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

On May 1, 2009, the Company completed its acquisition of CSG.  Management has considered the CSG acquisition material to the results of operations, cash flows and financial position from the date of acquisition through September 30, 2009 and believes that the internal controls and procedures of CSG have a material effect on internal controls over financial reporting.  In accordance with SEC guidance, management has elected to exclude CSG from its December 31, 2009 assessment of and report on internal controls over financial reporting.  The Company is currently in the process of incorporating the internal controls and procedures of CSG into the overall assessment of and report on internal controls over financial reporting for December 31, 2010.  There have been no other changes during the three months ended September 30, 2009 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

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

TNS, Inc.
(Registrant)

Date: November 9, 2009	By:	/s/ HENRY H. GRAHAM, JR.

Henry H. Graham, Jr.
Chief Executive Officer

Date: November 9, 2009	By:	/s/ DENNIS L. RANDOLPH, JR.

Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer