Form 10-K
period 2009-12-31
TNS INC
filed 2010-03-16
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

          Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of March 10, 2010, 25,977,350 shares of the Registrant's common stock were outstanding. As of June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $463 million.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 9 - 13 of this Annual Report on Form 10-K as indicated herein.

 TNS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
INDEX

EXPLANATORY NOTE

PART I

        Throughout this report, we refer to TNS, Inc., together with its subsidiaries, as "we," "us," "our," "TNS" or "the Company." LEConnect and the TNS logo are our registered trademarks, and TNSLink, TNSConnect, Synapse, FusionPoint by TNS, Dialect and Secure Trading Extranet are our service marks. This report contains trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, these other parties.

Forward-Looking Statements

        We make forward-looking statements in this report based on the beliefs, expectations, estimates, targets and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Overview," "Results of Operations," and "Liquidity and Capital Resources," and other sections throughout this report. The forward-looking statements are based on current expectations, forecasts and assumptions that are subject to known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe the Company's business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements.

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

Item 1.    Business

Overview

        We are an international data communications company which provides networking, data communications and value added services to many of the world's leading retailers, banks, payment processors, financial institutions and telecommunication firms. Our data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries.

        We provide services through our data network, which is designed specifically for transaction-oriented applications. Our network supports a variety of widely accepted communications protocols and is designed to be scalable, interoperable and accessible by multiple methods, including dial-up, dedicated, wireless, broadband and Internet connections.

        In 2009, we reported our operations in four distinct business segments. Our Point-of-Sale Division was focused on the payments industry in North America. Our International Services Division (ISD) was primarily focused on serving payments-related customers outside of North America and, to a much lesser extent, customers within the financial services industry. Our Telecommunication Services Division (TSD) principally served telecommunication customers in North America but has recently started generating revenue outside of North America from certain products. Our Financial Services Division (FSD) served customers in the financial services industry in the United States.

        In our Point-of-Sale and ISD divisions, we have over a thousand customers, making us, on the basis of total transactions transmitted, a leading provider of data communications services and other value added services to processors of credit card, debit card and ATM transactions. Within TSD, we operate the largest unaffiliated Signaling System No. 7 network in the United States capable of providing services nationwide, including call signaling and database access services, to the domestic telecommunication industry. We also provide roaming and clearing services to both domestic and international mobile phone operators. In FSD, we are a leading provider of secure data network services to the global financial services industry, connecting over 1,700 financial community end-points located at over 625 distinct financial services companies, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues.

        In each of our divisions, our revenues are generally recurring in nature and we typically enter into multi-year service contracts that require minimum transaction or revenue commitments from our customers.

        Our business began operations in 1991 to address the needs of the Point-of-Sale industry in the United States. The strong operating cash flows generated by our business have enabled us to invest in our data network to make our communications services more rapid, secure, reliable and cost efficient. In addition, we have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and abroad. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to $474.8 million for the year ended December 31, 2009.

        Over recent years our business and the customers to whom we provide services have evolved to become more global in scope. For example, our ISD and Point-of-Sale divisions increasingly provided services to the same customers with the primary difference being the geographic location of the services provided. Driven by the demands of our customers, our Point-of-Sale and ISD sales teams increasingly work together to sell services to global customers in a consistent manner. In recognition of this evolution, at the beginning of 2010 our management team determined it was more appropriate to align the company's business along industry segments on a global basis. Our management team determined it was no longer necessary to have a separate ISD business unit and that it was more appropriate to group the ISD payment related business with the Point-of-Sale Division and to group the ISD financial services business with FSD. In 2010, we reorganized our divisional management structure to reflect this decision to operate the company in three business divisions. The three business divisions will be the telecommunication services division, the payments division and the financial services division. We will begin to report revenues in these three business divisions beginning with the three month period ended March 31, 2010.

Business Overview

Point-of-Sale (POS) Opportunity

        According to the industry information source The Nilson Report, the four card-based systems of payments—credit, debit, prepaid, and electronic benefits transfer—generated 66.7 billion transactions, or 45.7% of total payments in the United States in 2008, up 6.8% from the previous year. In 2002, these payment types accounted for 30.4% of transaction volume, or 36.7 billion transactions. By 2012, debit card transactions alone are projected to overtake the number of transactions performed using cash in the United States. Along with the growth in electronic transactions, the increase in the number of options for POS device connectivity, which now includes wireless, Internet-based and dial-up access, is adding complexity to retailers and processors running large-scale payment networks. As our scaleable network accepts a wide variety of connectivity types, we believe it is well-suited to deliver mission-critical services to almost any size retailer, bank or processor as requirements for managing network connectivity expand.

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

        POS or off-premise ATM terminals access data network connections to payment processors through a variety of methods, the most common of which are dial-up and dedicated, or leased line, services and increasingly include broadband connections. Dial-up access services allow merchants and off-premise ATMs to connect to payment processors by dialing a telephone number each time a transaction is initiated. Wireless access provides the same capability as dial-up access without a physical connection to the POS device or ATM. A leased line is a dedicated connection provided to a merchant or ATM location for the exclusive purpose of connecting the POS terminal or ATM to the payment processor. Dial-up services are less expensive than leased line services as leased line services impose greater fixed monthly communication service charges, making a leased line economically viable only in high-volume merchant or off-premise ATM locations. A broadband connection such as a digital subscriber line, or DSL, or wireless connection is an always-on connection utilized by a merchant or ATM location for various purposes including to connect a POS terminal or ATM to the payment processor. With the introduction of broadband services, merchants and other POS providers have begun to deploy integrated wide-area-network solutions. These solutions include POS services, inventory management and other back-office solutions utilized by merchants.

        Outside of the payment processing industry, businesses, such as pre-paid card providers, kiosk operators, loyalty card providers and merchants situated in locations other than brick and mortar stores, such as mobile merchants and merchants on the internet, are expanding their use of electronic transaction processing in an attempt to reduce costs, increase sales through the acceptance of credit and debit cards, and increase the reliability and efficiency of data transmission. As the number of merchants situated in locations other than brick and mortar stores increases, the number of transactions being performed without the cardholder or card present also is increasing, creating a growing need for card-not-present services.

        Another significant factor facing the electronic payment processing industry is susceptibility to fraudulent transactions and as the number of electronic payment transactions has increased, the industry's exposure to fraud has increased. Payment processors desire secure and reliable data communications and other transaction related services.

        We believe we will be able to increase the number of connections to our network and the number of transactions we transport as these and other industries look to outsource the data communications requirements necessary to transmit transactions securely.

Our POS services

        Our POS division markets our data communications services directly to payment processors in the United States, Canada and Mexico. The following chart illustrates the route of a typical card-present POS transaction using our data communications services. The route of a typical off-premise ATM transaction is similar.

        We also market our POS data communications services to entities responsible for the transmission of state lottery transactions, federal and state electronic benefits transfer and healthcare transactions as well as directly to select categories of merchants and retailers.

        Our private, secure data network was designed specifically to address the data communications requirements of the payment processing industry. Our data communication services provide customized routing technology, built-in redundancy and geographic diversity and are configured to provide fast and reliable call connection and efficient network utilization. Our data network is Payment Card Industry Data Security Standard (PCI DSS) certified and is used to connect a merchant's POS terminal or an off-premise ATM securely to the payment processor's host computer.

        Our core service offering is network connectivity which enables the processing of POS transactions. We provide multiple means for the POS terminal or off-premise ATM to access our data network. Merchant POS terminals and off-premise ATMs can connect directly to our network using our dial-up service, which utilizes telephone services obtained from interexchange carriers and local exchange carriers. While our customers primarily choose to access our network using our dial-up services, we are increasingly providing alternative methods of connecting to our network, including fixed broadband, wireless and internet connectivity via our TNSLink product line.

        Our wireless payment gateway platform, called Synapse, enables merchants and kiosk machine operators to process credit and other card transactions without the inconvenience and cost of having to connect to a telephone line. The mobile merchant market has been experiencing strong growth in the United States and around the world. Our fixed broadband and wireless service offerings enable merchants to utilize broadband connectivity in their store to transmit data from the POS terminal or

ATM to the payment processor. Our services include a proprietary performance monitoring and management information reporting application which is used by our customers to centrally monitor and manage the equipment at their locations.

        We configure and provide terminal adapters that enable off-premise ATM operators to convert leased line ATMs to ATMs that use dial-up connections, fixed broadband or wireless service. This allows the ATM operators to avoid the costs associated with the need to replace or refit the ATM. Because our terminal adapters allow the ATM and the payment processor's system to operate as if they are connected by a leased line, off-premise ATM operators retain the functionality and speed of existing leased line ATMs while reducing monthly recurring telecommunications expenses.

        In addition to our core network connectivity service offering, we have been investing in several network-related applications that provide value added services for various types of transactions transported over our network. In 2009, we invested in an ATM processing business in Canada, which provides transaction processing and settlement account services to the deployers of ATMs. We also operate a service which delivers card-not-present transactions to the eCommerce industry. We recently established a physical instance of our card-not-present gateway in the United States. Additionally, along with two strategic partners, we now provide end-to-end transaction encryption services for specific POS devices using our network to deliver secure transactions from the terminal all the way through to the processor, enhancing the security of these transactions. As connectivity and network routing become increasingly IP-based, we will work to build value added services within our network with a focus on security, reliability and business intelligence.

        We generally enter into multi-year contracts that usually have minimum transaction or revenue commitments from our POS customers. Our traditional business of providing dial-up connectivity service to POS and off-premise ATMs continues to generate the majority of the revenue of our POS division. For dial-up access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. We typically charge our customers fixed monthly fees for leased line and broadband services. We also generate POS revenue from usage charges, circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services. For the year ended December 31, 2009, we transmitted approximately 4.9 billion dial POS transactions in North America and generated $76.1 million of revenue in the POS division, which represented 16.0% of our total revenues.

International Service Division (ISD) opportunity

        While credit and debit card payments are growing in the United States, the international market for these payment methods is expanding at a greater rate. According to Mercator Advisory Group, between 2007 and 2008 the total number of general purpose credit and debit card transactions outside of the United States increased by 13.7%, to approximately 70.4 billion transactions. Outside of the United States, the regions with the highest transaction volumes in the world were Europe, Asia-Pacific and Latin America, while Middle East/Africa and Latin America experienced the fastest growth in 2008. (© 2009, Mercator Advisory Group, Inc.)

        In markets outside of the United States, we believe there are opportunities with the large financial institutions, foreign-based processors and US-based processors increasing their international presence. In several of the countries we currently serve, many financial institutions have historically performed their own processing services for ATM, credit and debit card transactions using outsourced communications services from local telecommunication providers. For these institutions, we believe the redundancy, security and routing intelligence we provide gives us an opportunity to replace these incumbent network providers. Financial institutions in Europe, however, have increasingly outsourced the processing of credit and debit card transactions to payment processors in an effort to leverage technical expertise, reduce costs and capitalize on economies of scale. As part of this trend, several of the largest payment processors based in the United States are increasing their international presence. As they expand into additional international markets, these payment processors will require providers of outsourced data communications services to deal with the complexity of transporting transactions across various network protocols, currencies and message formats.

        Internationally we serve more retailers than we do in the United States. One of the key sectors of retail growth continues to be the eCommerce industry. For example, within the United Kingdom it is estimated that eCommerce transactions will account for 21% of all card transactions by 2015, growing from just under 11% in 2008 (Copyright (c) 2010 by Payment Systems Europe Limited). The growing needs of this class of merchant creates opportunities for payment gateway providers. Within the traditional retail market, opportunities exist to migrate merchants to high speed broadband connectivity for payment applications or to enable merchants with the ability to accept payments via wireless point of sale terminals.

        Additionally, the growth, automation and globalization of financial markets have led to increased demand for outsourced, secure, reliable data communications services. Banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, or ECNs, securities and commodities exchanges and other market participants increasingly use data communications services to exchange trading information, distribute research and review trading positions.

Our ISD services

        The network technology and services we have developed to serve our customers in the United States are applicable to the data communications needs of payment processing and financial services industries in other countries. Our international services revenues are currently generated primarily through the sale of our POS services. We generate the majority of our international revenues in the United Kingdom, where we are one of the leading providers of data communications and value-added services to the POS industry. We provide services to substantially all of the financial institutions in the United Kingdom which acquire and process credit and debit transactions in the United Kingdom. We also provide services to financial institutions operating ATMs. Within Europe, our services are predominantly related to providing data connectivity to the POS and ATM industries. Within the Asia-Pacific region, we generate revenue from POS and ATM connectivity services and increasingly from our card-not-present gateway services based in Australia.

        In addition to our network connectivity services in ISD, we provide card present and card not present payment gateway services to multi-channel merchants as well as card associations which offer services over the Internet. We also provide managed broadband solutions and dial to IP conversion devices to merchants who desire to migrate their payment infrastructure from dial to IP technology as well as payment processing services to ATM owners. Additionally, we provide services to payment processors that are not used by payment processors in the United States. These include settlement and offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours.

        We also generate international services revenues through the sale of our FSD services. TNS' international financial services business has experienced steady growth by expanding its presence globally, with a focus on developing business in the Asia-Pacific region. By signing exchanges and ECNs, and offering value-added services such as market-data offerings, we are expanding our financial community of interest over our Secure Trading Extranet. Additionally, TNS has launched a suite of low latency services to capitalize on the opportunity to provide high levels of system efficiency to the securities trading marketplace.

        We consider a number of factors when evaluating opportunities in international markets, including the regulatory environment of the telecommunications and payments market, consumer use of credit and debit cards, the competitive landscape and the rules applicable to foreign investment. Historically, we typically provided our services internationally through a subsidiary located in the country identified for expansion. Recently, we have decided to expand into new countries by providing services from nearby countries in which we have existing operations. In some instances, we have elected to enter new markets through strategic acquisitions. While we continue to look for opportunities to expand into international markets, we plan to focus our efforts to grow internationally in those countries in which we currently have operations, being Australia, Austria, Bermuda, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand, the Netherlands, Turkey and the United Kingdom. Continued expansion into international markets is an important part of our operating strategy. We currently plan to expand into additional countries in the Asia-Pacific region. We also expect to expand into additional countries in Central Europe as opportunities arise.

        For the year ended December 31, 2009, we generated $138.3 million of revenue in the international services division, which represented 29.1% of our total revenues, of which $120.8 million was generated from the sale of our payment-related services and $17.5 million was generated from the sale of our financial service offerings. Our operations in the United Kingdom, France and Australia comprised 68.1% of our international revenues in 2009. For financial information about geographic areas where we do business, please refer to Note 9 of the consolidated financial statements and related notes included in Item 8 of this annual report.

Telecommunication Services Division (TSD) Opportunity

        Every wireline and wireless telephone call consists of the content of the call, such as the voice, data or video communication, and the signaling information necessary to establish and close the transmission path over which the call is carried. Substantially all telecommunications carriers in the United States and Canada use Signaling System No. 7, or SS7, as the signaling protocol to identify the network route to be used to connect individual telephone calls. SS7 networks are data networks that transport call-signaling information separate from the public switched telecommunication network over which the call content is communicated. Telecommunication service providers require access to an SS7 network connected to the signaling networks of other carriers to be able to provide telecommunication services to their customers. In addition to circuit set-up and tear-down, wireless operators use SS7 signaling to locate and authenticate subscribers, to determine service parameters, and to update location registers.

        SS7 networks are also used to retrieve information from centralized databases maintained by telecommunication services providers and other third parties. By accessing this information, telecommunication services providers are able to offer services that enable intelligent network services such as local number portability, line information database, caller identification and toll-free number services, as well as credit card, calling card, third-party billing and collect calling. Companies which provide voice over IP (VoIP) services also use SS7 networks to exchange and maintain subscription and location data on subscribers to support voice and wireless roaming services. Competitive pressures are encouraging telecommunication services providers to develop and offer additional services that utilize the signaling services provided by an SS7 network. For example, wireless carriers offer content delivery such as video and ring tones, short message service, and internet browsing and commerce capabilities.

        According to Pyramid Research, the U.S. telecommunications market will reach $406 billion in 2014 with mobile data revenue climbing to $94 billion, surpassing fixed voice during the forecast period. The market for communication services is expected to grow at a compound annual growth rate, or CAGR, of 2.5 percent from year-end 2009 to year-end 2014, with most of the growth being attributed to mobile data and IP-based networks. VoIP is expected to grow from $8 billion in 2008 to $22 billion in 2014. Mobile broadband will be a further source for growth for the U.S. telecommunications market due to growing popularity of unlimited data and mobile broadband plans. Revenue related to mobile broadband access for laptop computers and Internet access for handsets is estimated to grow rapidly at CAGRs of 28 percent and 18 percent, respectively, from 2009 to 2014.

Our TSD Services

        At the beginning of 2009, we owned and operated an SS7 network and partnered with other providers to offer services delivered throughout the network. In May, 2009, we acquired the Communications Services Group assets from VeriSign, Inc. As a result of the acquisition, we now operate the largest unaffiliated SS7 network in the United States capable of providing call signaling and database access services nationwide. Our SS7 network is connected with the signaling networks of all of the incumbent local exchange carriers and a significant number of wireless carriers, competitive local exchange carriers, interexchange carriers and voice over IP (VoIP) service providers. We believe that our independence and neutrality enhance our attractiveness as a provider of outsourced SS7 services. Through the acquisition of the Communication Services Group assets we also now own proprietary services such as database and registry services, which include caller-name identification, and roaming and clearing services to wireless carriers. TSD's customer base includes incumbent and competitive local exchange carriers, IP-based communications providers, and mobile operators.

        The deployment, operation and maintenance of a nationwide SS7 network connected to all of the major signaling networks and database providers requires significant capital and specific technical expertise. For these reasons, many telecommunication services providers have chosen not to build the networks and applications necessary to satisfy all of their SS7 signaling requirements. Rather, they turn to outsourced SS7 network service providers such as TNS to obtain the call signaling, database access and value-added services critical to their business in an effort to increase speed to market and to remain competitive.

        With our SS7 network, we provide switching and transport services throughout the United States as well as in the Caribbean and Latin America. Our SS7 network is connected to the SS7 networks of local exchanges and wireless carriers through various mated pairs of signal transfer points deployed throughout the country. By connecting to our SS7 network, our customers eliminate their need to implement, operate and maintain numerous, complex connections linking their SS7 switches to the signaling networks of other telecommunications carriers. We believe that our SS7 network enables us to offer our data communications services more reliably and cost-effectively than our competitors.

        Within our database services, we offer our customers access to databases maintained internally and to those operated by telecommunications carriers and other third parties. These databases are used to provide subscribers with intelligent network services such as local number portability, line information database, caller identification and toll-free number services. These databases also are used to provide the registry services required to route IP-based and mobile messaging services. Our database and registry service includes the following:

  •
  Local number portability databases.  Wireline and wireless telecommunications carriers are required to provide local number portability, a service that enables a subscriber to change service providers within a particular location and keep the same phone number. Our SS7 network provides access to internally managed databases that host all wireline and wireless number portability data.

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

  •
  Calling name storage and delivery databases.  A telecommunication services provider must access a database containing the name and other information about the subscriber for the telephone number placing the call in order to offer caller identification services.

  •
  Validation and fraud control services.  Our validation and fraud control services combine our access to line information databases with our proprietary fraud control technology to provide interexchange carriers, operator services providers and payphone service providers real-time telephone call billing validation and fraud control services for calling card, credit card, third-party billing and collect calls. Our services assist our customers in determining whether telephone company calling cards, credit cards, travel and entertainment cards and telephone numbers constitute valid accounts and billable telephone numbers.

  •
  ID Plus.  ID Plus gives users access to a telephone name and address database, which will increase service providers' ability to either discern the identity of a caller or to direct bill for services.

  •
  IP directory services.  Our carrier electronic numbering service enables applications using internet protocols to communicate with consumer devices addressed by telephone numbers. Our registry is populated with information sourced from industry and regulatory number management systems, along with authoritative data sourced directly from the carriers. Through a query or number lookup, the registry provides accurate carrier-of-record information and the applicable IP address for a telephone number enabling VoIP calls, data messages, and text messages to be terminated to the proper location.

  •
  VoIP peering registry services.  Our managed VoIP peering services provide advanced routing capabilities, protocol technology and other services to enable VoIP network providers to interconnect their networks with traditional telecommunications networks. With a single interconnection, our VoIP peering services can connect VoIP networks and traditional telecommunications networks anywhere in the world. Domestically, we combine our VoIP peering services with our database access services.

        Additionally, we offer a suite of roaming and clearing services to wireless carriers using the ANSI-41 and GSM Mobile Application Part signaling protocols. Our roaming and clearing services allow carriers to provide support for mobile phone customers of other carriers visiting their service area, referred to as roamers, and for their customers when they roam outside their service area. Our service manages signaling conversion and implementation anomalies between different countries to provide activation processing, seamless international roaming, and fraud protection. Our roaming data clearinghouse services facilitate financial settlement between carriers. We provide these services in addition to access to a pre-established international roaming footprint. In addition, we offer roaming services for carriers utilizing third generation packet radio services, or 3GPRS, and code division multiple access, or CDMA, technologies to offer wireless roaming to their subscribers over broadband wireless networks. We also offer a variety of roaming application and value-add services that help wireless operators better manage and maximize the profitability of their roaming operations.

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

        We generally enter into multi-year contracts with our telecommunication services customers, many of whom agree to minimum volume commitments. We charge fixed monthly fees for SS7 network services, LEConnect services, and VoIP peering services and per-message fees for our database access, call validation, and roaming and clearing services. For the year ended December 31, 2009, we generated $213.0 million of revenue in the telecommunication services division, which represented 44.8% of our total revenues.

        As demands for services other than voice continue to grow, we believe there are a number of additional factors that contribute favorably to ongoing demand for our network and other services:

  •
  Despite marketing focus on newer technologies, SS7 presently remains the signaling protocol of choice for many operators. With the large size of the installed base in legacy circuit-switched SS7 networks, we believe that the evolution to IP communications will be gradual.

  •
  Service providers with a purely next-generation network must terminate traffic on traditional networks using SS7. We believe these service providers will continue to require SS7 and intelligent database interoperability services into the foreseeable future.

  •
  The growth of mobile data services requires interoperability between mobile operators' radio networks, private IP networks, and the public Internet. We believe TNS' database and registry services enable the exchange and accurate routing of mobile data communications between these networks.

  •
  Mobile and IP-based communication service providers participate in the porting of telephone numbers, which complicates the accurate and efficient routing of communications data. We believe TNS' database and registry services resolve these complexities on behalf of service providers.

  •
  Competition between service providers has made delivering services in the most cost-efficient manner critical. For this reason, communication service providers are looking for flexible product offerings which decrease investments in legacy infrastructure, achieve economies of scale and increase speed to market. We believe TNS' business model fits strategically in this increasingly competitive environment.

        We believe our network will continue to play a critical role in delivering necessary intelligence for communication service providers to maintain a sustainable market position. Furthermore, we believe that significant opportunities exist for service providers and mobile operators with the technical and commercial strategies to capitalize on the convergence of communications networks. Accordingly, TNS' strategy is to deliver network-based intelligence and infrastructure services that enhance the service distribution capabilities of telecommunication service providers.

Financial Services Division (FSD) Opportunity

        The securities trading and investment management industry is increasingly requiring high-speed, reliable, secure data communications services to communicate information among industry participants, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems (ATS), electronic communications networks (ECN's) and securities and commodities exchanges. Transaction volume in the global equity markets has increased rapidly over the past decade. During the same period, the emergence of new electronic trading venues such as ECN's and ATS and regulatory requirements such as the shift to decimalization have placed increasing emphasis on trading and cost efficiencies. To meet these needs, market participants use outsourced data communications services that provide industry participants with access to other participants through a single, managed access point on the service provider's network. These services allow participants to cost-effectively connect to each other to conduct time-sensitive transactions and communicate real-time information.

Our FSD Services

        Our fast, private, secure and reliable IP data networks are designed specifically to address the data and voice communications requirements of the financial services industry. TNS connects over 1,700 financial community end-points located at over 625 distinct financial services companies, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues. Our IP network services allow our customers to access multiple financial services companies through a single network connection, thereby eliminating the need for costly dedicated institution-to-institution leased line connections. Additionally, these services facilitate secure and reliable communications between financial services companies by supporting multiple communications standards and protocols, including the Financial Information eXchange (FIX) protocol. Our network has over 134 points of presence and provides services to customers in 30 countries across the Americas, Europe and the Asia Pacific region, with connections to endpoints in many more. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors.

        We refer to our primary financial service offering as our Secure Trading Extranet. Our Secure Trading Extranet service links financial services companies through our IP network. Through a single network connection, a customer can communicate with any other entity connected to our IP network. Given the large number of industry participants connected to our network, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, multilateral trading facilities and securities and commodities exchanges, a single customer can use its connection to our IP network to conduct seamless, real-time electronic trading and access a variety of content including news, research and market data.

        We generate financial services revenue primarily from monthly recurring fees based on the number of customer connections to and through our IP network. For the year ended December 31, 2009, we generated $47.7 million of revenue in the financial services division, which represented 10.1% of our total revenues.

        The growth of electronic trading continues to present opportunities for our financial services division. There is increasing demand for low latency market data feeds and higher bandwidth connectivity to improve the effectiveness of buy-side, sell-side, and exchange customers. Along with the increasing bandwidth demands, we continue to see opportunities to expand upon our global community of interest. This community consists of stock exchanges and other trading venues such as multilateral trading facilities, or MTFs, as well as buy-side and sell-side organizations that wish to connect with one another and also receive low latency market data.

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

        Established customer base.    We have an established customer base of leading industry participants in each division and have experienced limited customer turnover. For the year ended December 31, 2009, we provided payment-related services to more than 1,000 customers. In addition, for the year ended December 31, 2009, we provided services to more than 800 telecommunication services providers and to more than 625 financial services companies. Internationally we generate revenue in over 40 countries and provide services to some of the largest financial institutions, wireless operators and other services providers in those countries and neighboring countries. Through our established customer relationships, we have developed an extensive knowledge of each of our customer's industries. We believe that our knowledge and experience enhance our ability to deliver new and timely data communications services and solutions.

        Well-positioned to continue international growth.    The network technology and data communications products and services we have developed to serve customers in the United States, Europe and the Asia-Pacific region are applicable to the data communications needs of the payment processing and financial services industries in other countries. We believe that our data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors and global financial institutions strategically position us to take advantage of substantial international opportunities. We have grown our international revenues from $33.1 million for the year ended December 31, 2002 to $138.3 million for the year ended December 31, 2009.

        Highly customized data network.    We operate a highly customized global network designed and configured for the transmission of time-sensitive data. Our network supports multiple communications protocols and access methods and, as a result, is able to support a wide variety of applications. The flexibility and scalability of our network and our technical expertise allow us to rapidly add new data communications services to our existing offerings in response to emerging technologies with limited service disruptions or capital expenditures. We also believe our ability to leverage our fixed cost base provides us with significant economies of scale, resulting in a competitive advantage.

        Substantial experience in our target markets.    The nine members of our executive management team have on a combined basis more than 130 years experience in the transaction services and telecommunications industries as well as experience managing large, multinational corporations, and on average have been employees of the company for more than six years. We have focused on creating data communications services for developing and established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us with a competitive advantage over service providers of similar or smaller size.

        Proven acquisition strategy.    Our management team has augmented the growth of our business by successfully identifying and integrating strategic acquisitions. We have made a number of acquisitions that have accelerated the growth of each of our service divisions. For example, we acquired the assets of VeriSign's Communications Services Group (CSG) in 2009, to increase our market share in call signaling and intelligent database services as well as to expand our product offerings with the addition of wireless roaming and clearing and IP registry services. We also acquired Dialect Payment Technologies in 2007 to provide Internet payment gateway services to our customers throughout the world.

Our Strategy

        Our objective is to continue to grow our business and enhance our position as a leading provider of outsourced business-critical data communications services enabling secure and reliable transmission of time-sensitive information for our transaction processing, telecommunications and financial services customers. Key elements of our strategy include:

        Focus on key geographies.    We continue to focus our efforts and resources to expand our business in six countries and their surrounding areas in which we already have operations. These countries are Australia, France, Italy, Spain, the United Kingdom and the United States. We believe concentrating our efforts in this way will enable us to grow our business in these geographic markets as well as in adjacent countries, enabling us to generate growth with less capital investment.

        Continue to expand our customer base.    We believe our experience, existing customer relationships and our ability to consistently deliver secure and reliable data communications services will enable us to expand our customer base in domestic and international markets. For example, in our POS and international services divisions we intend to expand our service offerings to certain customer segments in the traditional and Internet-based retail industry, focusing on selling our broadband managed connectivity solutions and our managed payment services, such as card-not-present gateway services. In our financial services division, we will continue to increase the scope of services and leverage our existing customer base of over 625 financial services companies to acquire new customers. Our recent acquisition of the assets of CSG expanded our product offerings and we anticipate this will help us acquire new customers.

        We intend to continue to leverage our customer relationships and technical expertise to provide our POS and financial offerings internationally. Additionally, during 2009, we started to expand our telecommunications services division presence outside of the U.S., adding several new international wireless customers with our roaming and clearing product. We are increasing our focus on expanding our TSD business outside the U.S., focusing on opportunities in and around the countries in which we have an existing presence.

        Develop new product and service offerings.    We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. We continue to enhance our broadband services to payment processors, financial institutions and merchants in connection with the global POS industry's adoption of new technologies. We are currently offering internet payment gateway services to POS customers in the Asia-Pacific region and the United Kingdom and we intend to begin serving the United States and Western Europe this year. In our telecommunication services division we are deploying data communications services to cable companies allowing them to deploy VoIP network services without incurring the capital expenses of building an SS7 network. Additionally, we are working on several new products within TSD, leveraging our existing technology platforms and focusing on revenue-generating products for our customers.

        Increase sales to existing customers.    We will continue our efforts to further expand our existing customer relationships to increase business domestically and abroad. For example, we intend to encourage: our domestic and international POS customers to increase their number of connections to our networks and to transmit a greater percentage of their transaction volume with us; our telecommunication services customers to increase the number of signaling routes they establish through our SS7 network and to increase the amount of data we store on their behalf in our databases; and our financial services customers to connect more endpoints and virtual connections to, and use greater bandwidth on, our data network.

        Our longstanding relationships with our customers provides us with an opportunity to increase the sales we make to our existing customers as they and we expand internationally. Within POS, our domestic processing customers are looking for growth outside the United States, opening up several new opportunities for cross-border routing of transactions. In TSD, our CSG acquisition gave us several new products and services, such as database and registry services, roaming and clearing and short messaging services, that we can now offer to our legacy customers on a stand-alone basis or as a bundled service. We also provide managed services to legacy CSG customers, helping them control network costs as they start to focus on building next-generation IP-based networks. We believe we have an opportunity to sell broadband POS services along the business chain to new customers currently using the services of our existing TSD customers. We also believe our telecommunication customers will be interested in our managed payment services such as our card-not-present platform. We intend to work closely with our customers to increase our knowledge of their businesses and technical requirements in an effort to identify additional sales opportunities.

        Pursue strategic acquisitions.    We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter into new domestic and international markets. We will need to use operating cash flows or additional financing to pursue our strategy. In May 2009 we acquired the CSG assets for $230.7 million. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility.

Our Network

        We operate a highly-customized data network specifically designed and configured for the transmission of time-sensitive data. Our diverse data network architecture supports a variety of widely-accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and secure Internet connections. We have designed our data network to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our network is installed at 134 points of presence worldwide, 50 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers' transactions in real time.

        We believe that our network provides the following important benefits to our customers:

        Our network is designed specifically to address the data communications needs of our diverse customer base. Our data network supports multiple communications protocols and includes customized hardware, software and value- added features developed by us or by vendors to our specifications. The following is a description of the various protocols we operate within our network:

  •
  IP.  Internet protocol, or IP, is a communications technology that routes outgoing data messages and recognizes incoming data messages. Our secure domestic and international IP infrastructure provides the services offered by our financial services division, the broadband services offered by our POS division and the LEConnect data services offered by our telecommunication services division. We also use our IP infrastructure for our internal processes, such as accounting functions and network monitoring and management. We have designed and implemented this with a high level of system redundancy, dynamic routing and sophisticated security and authorization technologies.

  •
  X.25.  X.25 is a communications protocol used to transmit packets of data. Our domestic and international X.25 protocol transports our customers' POS transactions and is used to provide the validation services offered by our telecommunication services division. This protocol is designed to provide fast call connection times, a high level of system redundancy, dynamic rerouting, wide geographic coverage and value-added features, at a low cost per transaction. Customers may access our X.25 infrastructure using various methods, including dial-up services, leased line services, wireless services, satellite services and secure internet connections.

  •
  SS7.  SS7 is a communications protocol used to transmit signaling information to establish and close the transmission path over which a telephone call is routed. Our domestic SS7-based infrastructure sets up, routes and terminates the transactions transmitted through the services offered by our POS division. It also provides the call signaling services and database access services offered by our telecommunication services division. Our SS7 infrastructure is accessed using dedicated SS7 links provided by local exchange carriers and interexchange carriers.

        Our network is reliable, redundant and secure.    We believe we have configured the major components of our network to eliminate any single point of failure. The reliability of our data network is enhanced significantly because we have deployed our network with redundant hardware installed at geographically diverse facilities connected by multiple telecommunications carriers. Our facilities are deployed with battery back-up and emergency generator power systems. We coordinate the physical routing of the digital circuits connecting our facilities with multiple telecommunication service providers to ensure the availability of diverse paths for routing any transaction or data, thereby enhancing network reliability. Due to such physical diversity, minor outages or failures typically do not require the immediate intervention of our technicians. We are able to respond quickly to service problems because the network monitoring, management and troubleshooting systems we use permit our network control centers to correct problems remotely. Our data network contains industry standard firewalls and protections, and security is further enhanced by limiting access. Our network is PCI DSS certified.

        Our IP and X.25 protocols incorporate several customized, value-added features that distinguish our services and performance from our competitors.    We believe that various value-added features we have developed permit our POS customers accessing our data network through dial-up services to process a greater volume of transactions than other dial-up service providers.

        These features include:

  •
  the use of equipment that supports and converts transaction data delivered to our data network in multiple protocols and message formats into the protocols employed by our data network, thereby eliminating the need for our customers to incur the high costs associated with reprogramming POS terminals and host computers and performing continuous network enhancements and software upgrades, and

  •
  real-time call tracking, which enables us to quickly resolve host, terminal or network problems experienced by our customers and to recommend to our customers ways to improve their systems, and

  •
  the ability to convert message protocols within our network, allowing acquiring organizations to bring various transaction types with various message formats into their processing hosts without having to make costly changes within their own infrastructure, and

  •
  a secure Internet-based transaction monitoring system, which permits our customers to monitor the status of their transactions in real-time using the Internet.

        Our network can accommodate growth in our business.    Our network is deployed with sufficient capacity to accommodate significant growth in transaction volumes without incurring delays relating to the provisioning and deployment of additional hardware and telecommunications circuits. We have also designed the network so that we may easily increase capacity as necessary.

        Our network operations centers continuously monitor and manage our network.    We provide 24-hour, seven days a week network control coverage domestically through our network control centers located in Reston, Virginia and Overland Park, Kansas and internationally through our network control centers located in Sheffield, England and Sydney, Australia. Each of these network control centers serves as the backup network control center for the other control center. Our network control centers are staffed with skilled technicians experienced with the services we offer. Our network control centers remotely monitor the components of our data network and manage our network using sophisticated network management tools we have either developed internally or licensed from others.

Customers

        As of December 31, 2009, we provided our payment-related services to more than 1,000 customers. In addition, as of December 31, 2009, we provided services to more than 800 telecommunication services providers and more than 625 financial services companies. Historically we have experienced limited customer turnover. We believe this is a result of our strong relationships with our customers and is one of our strengths. Maintaining these relationships is critical to our long-term success.

        For the year ended December 31, 2009, we derived approximately 15.7% of our total revenues from our five largest customers. No customer accounted for more than 10% of our total revenues for the year ended December 31, 2009. We typically enter into multi-year service contracts with our customers with minimum commitments. Under some of our contracts, once the customer has met its minimum commitment on an annual or contract term basis, the customer is no longer obligated to purchase services from us. The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire from 2010 to 2011.

Sales and Marketing

        In 2009, we sold our services directly to customers through geographically dispersed sales teams. In North America, we had a specialized sales team for each of our POS and telecommunication service divisions, and globally we had a specialized sales team for our financial services division. In our international services division, our sales teams were organized geographically with each team responsible for selling all of our services in the country in which the team is based and, in some cases, proximate countries. Our international sales teams are based in Australia, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Poland, Romania, Singapore, South Korea, Spain, Thailand, Turkey, and the United Kingdom. Generally, each sales team includes a managing director or sales manager, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer. In connection with our decision to align the Company's business along global industry lines, we currently have global, specialized sales teams for our telecommunication services division, payments division and financial services division.

        Our business development groups based in North America and Europe are focused on selling large service-based solutions to our largest customers and prospects. They work closely with the divisional sales teams to provide in-depth industry and solution capabilities to our customers.

        Our sales teams work to establish and maintain relationships with customers by identifying a customer's need for our services and promoting our secure, reliable, efficient, competitively priced services. We also pursue opportunities to customize our solutions to meet the requirements of large customers.

        When a customer initially purchases services from us, the customer typically purchases some, but not all, of the services we offer. Our sales teams then strive to increase the services purchased by existing customers and to expand the range of services we provide to our customers. Our sales teams consult with our customers to identify the new business-critical services we may provide.

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

Competition

        POS division.    Our POS division competes on the basis of industry expertise, network service quality and reliability, transaction speed, value-added features, customer support and cost-efficiency. The primary competitors for our POS division's dial-up services are interexchange carriers such as Verizon Business Solutions, an operating unit of Verizon Communications, Inc., AT&T Corp, and Hypercom Corporation. The carriers typically do not aggressively pursue transaction-oriented business as a stand-alone service but rather offer it in conjunction with other products and services. The primary competitors of our POS division's counter-top integration and broadband connectivity services are Cybera, Inc. and broadband access providers such as MegaPath Networks, Inc. The primary competitor of our POS division's wireless services is APRIVA.

        Telecommunication services division.    Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include telecommunication carriers such as Verizon Communications, Inc. and AT&T Corp., Syniverse Technologies, Inc., and TARGUSinfo.

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

Government Regulation

        The Federal Communications Commission, or FCC, retains general regulatory jurisdiction over the sale of interstate telecommunications services. We believe that TNS' services in general are properly characterized as "information" or "enhanced" services rather than "telecommunications services." Providers of information services are not required to maintain a certificate of public convenience and necessity with the FCC, to contribute directly to the Universal Service Fund, to file tariffs with the FCC, or to comply with any of the other FCC regulations applicable to telecommunications carriers. The application of the "information" and "telecommunications" categories to particular services and activities is an evolving standard with no bright lines of demarcation. TNS continues to monitor its businesses to ensure that its services remain properly characterized for regulatory purposes.

        Further, the FCC has found information (or enhanced) services to be inherently interstate in nature. In addition, nearly all TNS services cross state boundaries and are thus interstate offerings. Consequently, our services are not subject to state public utility commission regulation.

        The only "telecommunications service" within our business is provided by our wholly-owned subsidiary, TNS Transline LLC. TNS Transline is subject to regulatory oversight by the FCC due to its provision of interstate telecommunications services. TNS Transline complies with all regulatory registration and payment obligations mandated by the FCC. As a "non-dominant" carrier, however, TNS Transline is not required to file tariffs or submit to other forms of "dominant" carrier regulation. Further, TNS Transline provides exclusively interstate telecommunications services and thus is not subject to state public utility commission regulation of its services. State regulators may regulate purely intrastate telecommunications services and may regulate mixed intrastate/interstate telecommunications services to the extent their regulation does not impede federal policies. We do not believe that we currently are subject to state regulations for our existing services, and we believe that, even if we were subjected to state regulation, we could obtain all necessary approvals.

        Even though we provide unregulated services, federal and state regulations can affect the costs of business for us and our competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls. Under the Telecommunications Act of 1996 ("the 1996 Act"), the FCC implemented rules and regulations known as Access Charge Reform to reform the system of interstate access charges. The FCC's implementation of these rules increased some components of our costs for access while decreasing others. The FCC is currently considering additional rulemaking proceedings concerning this intercarrier compensation scheme, and we currently cannot predict whether any rule changes will be adopted or the impact these rule changes might have on our access charges if they are adopted. Recent and pending decisions of the FCC and state regulatory commissions may limit the availability and increase pricing used by our suppliers to provide telecommunication services to us. We cannot predict whether the rules will change or, if they do, whether the changes will increase the cost or availability of services we purchase from our suppliers.

        In connection with the regulated telecommunications services of our subsidiary, TNS Transline, we are required to pay directly into the Federal Universal Service Fund. The monies generated by Federal Universal Service Fund surcharges are used to help provide affordable telecommunication services throughout the country, including to consumers in high-cost areas, low-income consumers, eligible schools and libraries and rural healthcare providers. In addition, the third party telecommunications service suppliers for our information services are obligated to contribute directly to the Federal Universal Service Fund. Our telecommunications service suppliers, in turn, recover the cost of their contribution obligations by imposing surcharges on us and our competitors based upon a percentage of their interstate and international end-user telecommunications revenues. If the Federal Universal Service Fund surcharges increase, our telecommunications service suppliers will pass those increased surcharges on to us. We in turn will pass those potential increased Federal Universal Service Fund surcharges on to our customers to the extent permitted under our contracts with them. The United States Congress and the FCC are considering modifying the way in which Federal Universal Service Fund charges are calculated, including considering whether to assess universal service charges on a flat-fee basis, such as a per-line, per-telephone number or per-account charge. We currently cannot predict whether Congress will mandate or the FCC will adopt changes in the calculation of Federal Universal Service Fund contributions or whether these changes, if adopted, would increase our Federal Universal Service Fund surcharges. If the FCC implements any legislation, adopts any proposal or takes any administrative action that increases our Federal Universal Service Fund surcharges, our network operating costs will increase. In addition, if the FCC implements any legislation, adopts any proposal, or takes any administrative action that increases our supplier's Federal Universal Service Fund obligations, these telecommunications service suppliers may seek to pass through cost-recovery charges to us, which would result in an increase in our cost of network services, an increased cost which the Company may or may not be able to pass on to our customers.

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

Employees

        As of December 31, 2009, we employed 1,163 persons worldwide, of whom 802 were engaged in systems operation, development and engineering, 199 of whom were engaged in sales and sales support, 153 of whom were engaged in finance and administration and 9 comprised executive management. Of our total employees as of December 31, 2009, 716 were employed domestically and the balance were in other countries, including 232 in the United Kingdom and 119 in Australia. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

        For the year ended December 31, 2009, we derived approximately 15.7% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. No customers accounted for more than 10% of revenues for the year ended December 31, 2009. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could negatively impact our revenues, earnings and business.

        The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts. The contracts with our five largest customers expire from 2010 to 2011.

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

  •
  Payments and telecommunication services customers seeking greater pricing discounts during contract negotiations in exchange for maintaining or increasing their minimum transaction or revenue commitments.

  •
  Consolidation of existing customers resulting in pricing reductions. For example, one of our customers with relatively lower contract prices may acquire another of our customers, enabling the acquired customer's transactions to receive the benefit of the lower prices. In addition, if an existing customer acquires another customer, the combined transaction volume may qualify for reduced pricing under our contract. Further, consolidation among our customers may cause us to reduce prices in order to avoid losing these customers and their transaction volume.

Our Payments and Telecommunications Services businesses are highly dependent upon our customers' transaction volumes and our ability to expand into new markets.

        We already serve most of the largest payment processors in the United States and the United Kingdom. Accordingly, our POS and international services divisions are highly dependent on the number of transactions transmitted by our existing customers through our networks in the United States and the United Kingdom. Factors which may reduce the number of credit and debit card and ATM transactions include economic downturns, acts of war or terrorism and other events that reduce consumer spending. Revenues from our POS division have decreased primarily as a result of a decline in transaction volumes which we attribute to softness in the economy, as well as a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts.

        We may be unable to increase our business from convenience stores, gas stations, quick service restaurants and other retail services that we have identified as potential sources of future growth for our Payments business in the United States and abroad. Factors that may interfere with our ability to expand further into these areas include:

  •
  market participants' adoption of alternative technologies such as broadband; and

  •
  our potential inability to enter into commercial relationships with additional market participants.

        Our Telecommunications Services business is also dependent on our customers' transaction volumes. In the past, consolidation among our Telecommunications Service Division (TSD) customers has caused us to lose transaction volume. In addition, certain of our TSD customers have developed in-house solutions to replace part or all of the services we provide to them. In the future, consolidation among our customers or the decision by existing customers to deploy in-house solutions to replace our services could cause us to lose transaction volume and our revenues to decline.

Our efforts to integrate recent or future acquisitions into our operations could be disruptive, and we may not be able to successfully integrate them on a timely basis. Even if we are able to successfully integrate an acquisition into our operations, we may not realize the anticipated cost saving of the acquisition on the timetable currently contemplated, or at all. Recent or future acquisitions could negatively affect our operating results and could dilute the interests of existing stockholders.

        We acquired the Communications Services Group in 2009. Following the acquisition of the Communications Services Group, we have begun to integrate certain networks, systems, and technology platforms. Integrating our operations with the Communications Services Group may prove to be difficult and disruptive, and could result in the combined businesses failing to meet expectations. This integration may take longer or be more difficult than we currently contemplate. Furthermore, we may encounter unanticipated difficulties in the process, which could possibly cause customer disruptions. The measures we have taken to date or plan to take in the future may not adequately resolve these potential problems. If we fail to successfully integrate our networks, systems, and technology platforms, our ability to achieve the cost efficiencies expected to result from this acquisition may be impaired, which may adversely affect our future financial position, results of operations, and customer relationships. Even if we were to successfully integrate our networks, systems, and technology platforms, and the Communications Services Group into our operations, we may not realize the anticipated cost savings or synergies of the acquisition on the timetable currently contemplated, or at all.

        In addition, we expect to continue to seek selective acquisitions and investments as an element of our growth strategy. Recent and future acquisitions could subject us to risks including:

  •
  If we are not able to successfully integrate acquired businesses in a timely manner, our operating results may decline. We also may incur substantial costs, delays or other operational or financial problems during the integration process.

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

  •
  Acquisitions may divert the attention of senior management from our existing business.

  •
  Additional indebtedness incurred to finance acquisitions are likely to increase our interest expense, and new debt agreements may involve new restrictive covenants that could reduce our flexibility in managing our business.

  •
  If we issue additional equity to finance our acquisitions or investments, it could result in dilution for our existing stockholders.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.

        As of December 31, 2009, we have yet to generate positive operating cash flows in 6 out of the 22 countries in which we have operations and provide services outside of North America. In addition, we are planning expansion into new and existing international markets. Key challenges we will face in pursuing our international strategy include the need to:

  •
  secure commercial relationships to help establish our presence in international markets,

  •
  obtain telecommunications services from incumbent telecommunication service providers that may compete with us,

  •
  adapt our services to support varying telecommunications protocols that differ from those markets where we have established operations,

  •
  hire and train personnel capable of marketing, installing and integrating our data communications services, supporting customers and managing operations in foreign countries,

  •
  localize our products to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States and United Kingdom,

  •
  build our brand name and awareness of our services among foreign customers,

  •
  implement new systems, procedures and controls to monitor our operations in new markets, and

  •
  obtain licenses or authorizations that may be required to sell our services internationally.

        In addition, we are subject to risks associated with operating in foreign countries, including:

  •
  multiple, changing and often inconsistent enforcement of telecommunications, foreign ownership and other laws and regulations that could have a direct or indirect adverse impact on our business and market opportunities,

  •
  competition with existing market participants which have a longer history in and greater familiarity with the foreign markets we enter,

  •
  laws and business practices that favor local competitors,

  •
  fluctuations in currency exchange rates,

  •
  imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries,

  •
  changes in a specific country's or region's political or economic conditions,

  •
  longer payment cycles for customers in some foreign countries,

  •
  difficulty and expense associated with enforcement of agreements and collection of receivables through legal systems in some foreign countries, and

  •
  difficulty and expense associated with managing a large organization spread throughout numerous foreign countries.

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

Our customers may develop in-house networks and divert part or all of their data communications from our network to their networks.

        As a payment processor's business grows larger and generates a greater number of credit card and debit card transactions, it could become economically advantageous for the processor to develop its own network for transmitting transaction data, including credit card and debit card transactions. Currently, some of the largest processors and some very large merchants globally, such as supermarkets, department stores and major discount stores, operate their own networks to transmit some or all of their transactions. Also, as the number of outsourced providers of network services has decreased, payment processors and large merchants have developed, and may continue to seek to develop, their own networks in order to maintain multiple sources of supply. In addition, our telecommunication services division customers may elect to connect their call signaling networks directly to the call signaling networks of other telecommunications carriers, thus decreasing their need for our services. As a result of any of these events, we could experience lower revenues.

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

Our customers' inability to successfully implement our services could negatively impact our business.

        Significant technological challenges can arise for our customers when they implement our services. Our customers' ability to support the deployment of our services and integrate them successfully within their operations depends, in part, on our customers' technological capabilities and the level of technological complexity involved. Difficulty in deploying our services could increase our customer service support costs, delay the recognition of revenues received until the services are implemented and reduce our operating margins.

Our capacity limits on current network and application platforms may be difficult to manage and project, and we may not be able to expand or upgrade our systems to meet increased demand or use.

        As customers' usage of our services increase, we will need to expand our network and application platforms. We may not be able to accurately project the rate of increase in usage of our services. In addition, we may not be able to expand and upgrade our systems, networks, and application platforms in a timely manner to accommodate increased usage of our services. If we do not timely and appropriately expand and upgrade our systems, networks, application platforms, we may limit our ability to add new customers or lose customers and our operating performance may suffer.

Our dependence on third-party providers for network equipment, network connectivity, software, hardware, and hosting or co-location services exposes us to a variety of risks we cannot control.

        To deliver our services successfully, we depend on network equipment, network connectivity, software, hardware, and hosting or co-location services supplied by our vendors and customers. We cannot assure that we be able to continue to purchase all of these necessary components of our services from these third-party vendors on acceptable terms or at all. Our third-party vendors have increased and in the future may increase the prices charged for their services, which have increased and would further increase our costs.

        Our business also depends on the capacity, reliability and security of the network infrastructure owned and managed by third parties, including our vendors and customers. Our payments services, telecommunication services, and financial services, including technology interoperability services, payment processing services, network services, database services, call signaling and roaming and clearing services, all depend to some extent on the capacity, reliability and security of the infrastructure of third parties. We have no control over the operation, quality, or maintenance of a significant portion of that infrastructure and whether these third parties will upgrade or improve their equipment, software and services to meet our and our customers' evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of services to us in the future, our operations and customer services could be negatively impacted or severely interrupted.

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

Our level of debt could adversely affect our financial health.

        As of December 31, 2009, we had $374.4 million in debt outstanding

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

        We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our senior secured credit facility in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements. We must satisfy borrowing base restrictions in order to borrow additional amounts under our November 2009 Credit Facility. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

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

        We face competition in each of our four divisions as follows:

  •
  The primary competitors of our POS division are APRIVA, AT&T Corp., Cybera, Inc., Hypercom Corporation, and Verizon Business Solutions, an operating unit of Verizon Communications, Inc.

  •
  The primary competitors of our telecommunication services division include telecommunication carriers such as Verizon Communications, Inc. and AT&T Corp., Syniverse Technologies, Inc., and TARGUSinfo.

  •
  The primary competitors of our financial services division include AT&T Corp., BT Group PLC, Bloomberg, Reuters and The Thomson Corporation (Thomson Financial).

  •
  The primary competitors of our international services division include BT Group PLC and Avantra in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia.

We depend on key personnel.

        Our success depends largely on the ability and experience of a number of key employees, including Henry H. Graham, Jr., our Chief Executive Officer, and Michael Q. Keegan, our Chief Operating Officer. If we lose the services of any of our key employees, our business may be adversely affected.

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

        In the past we have been named as a defendant in a securities class action lawsuit. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in lawsuits. Defending against existing and potential securities litigation may divert financial and management resources that would otherwise be used to benefit our operations. Regardless of the outcome, securities litigation can result in significant legal expenses. A materially adverse resolution of a securities lawsuit could have a material adverse affect on our business, financial position and results of operations

We face risks related to movements in foreign exchange rates that could have a material adverse effect on our business, financial position and results of operations.

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

Due to uncertainties associated with the future performance of acquired businesses and assets, we may not realize the full fair value of associated intangible assets and goodwill. Our financial results may be adversely affected if we have to write-off a material portion of our intangible assets or goodwill.

        As a result of our acquisitions, a significant portion of our total assets consists of intangible assets including goodwill. Goodwill and intangible assets, net of amortization, together accounted for approximately 47% of the total assets on our balance sheet as of December 31, 2009. We may not realize the full fair value of our intangible assets and goodwill. We also expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We evaluate on a regular basis whether all or a portion of our goodwill intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        Our principal executive offices are located in Reston, Virginia and consist of approximately 46,157 square feet of office space under a lease expiring in February 2013. Our primary network control center is also located in Reston, Virginia and consists of approximately 44,500 square feet of separate office space under a lease expiring in June 2013. In addition, we lease the following additional principal facilities:

Use	Location	Approximate square footage	Lease expiration date
European technology and finance center	Dublin, Ireland	14,500	January 2022
United Kingdom headquarters and network control centre	Sheffield, England	16,000	April 2015
United Kingdom processing centre	Welwyn Garden City, England	21,680	June 2012
TSD Operations and Engineering	Overland Park, Kansas	39,200	December 2010
TSD Sales and Development	Tampa, Florida	12,558	December 2013

        We also lease and occupy regional sales offices in various cities. We house our remote network switching equipment in facilities owned and maintained by some of our digital telecommunications circuit providers and also in leased telecommunications point-of-presence facilities located in various cities. These leases total approximately 50,792 square feet and expire on dates ranging from September 2011 to June 2018. We believe that our existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of our operations and development.

        In addition, we also own approximately 67,500 square feet of office space in Lacey, Washington, which is being used for TSD Operations and Development. This property was acquired through our acquisition of the Communication Services Group from VeriSign, Inc. on May 1, 2009.

Item 3.    Legal Proceedings

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

PART II

Item 4.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on The New York Stock Exchange ("NYSE") under the symbol "TNS". The following tables reflect the range of high and low sale prices for the period indicated as reported by the NYSE.

Fiscal Year Ended December 31, 2008	HIGH	LOW
First quarter ended March 31, 2008	$21.79	$14.98
Second quarter ended June 30, 2008	$25.39	$20.43
Third quarter ended September 30, 2008	$24.98	$18.80
Fourth quarter ended December 31, 2008	$19.21	$6.23

Fiscal Year Ended December 31, 2009	HIGH	LOW
First quarter ended March 31, 2009	$10.62	$5.80
Second quarter ended June 30, 2009	$19.81	$8.68
Third quarter ended September 30, 2009	$28.51	$18.16
Fourth quarter ended December 31, 2009	$31.35	$23.82

        As of March 12, 2010, there were 46 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 3,000 beneficial owners of our common stock.

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

        During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Period:
1/1/09–1/31/09	28,989	$9.22	—	—
2/1/09–2/28/09	18,673	$7.12	—	—
3/1/09–3/31/09	28,715	$6.62	—	—
4/1/09–4/30/09	322	$16.86	—	—
5/1/09–5/31/09	13,607	$17.27	—	—
7/1/09–7/31/09	13,215	$22.22	—	—
8/1/09–8/31/09	14,606	$22.83	—	—
10/1/09–10/31/09	14,769	$27.28	—	—

	132,896	$14.00	—	—

(1)
These shares represent shares surrendered by employees to satisfy payroll tax withholding obligations on the vesting of Restricted Stock Units. Neither we nor any affiliated purchaser (as that term is defined in Securities Exchange Rule 10b-18(a)(3)) made any other repurchases of our shares during the year ended December 31, 2009.

Item 5.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007, 2008 and 2009, and the consolidated balance sheet data as of December 31, 2008 and 2009, are derived from our consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005 and 2006, and the balance sheet data as of December 31, 2005, 2006, and 2007 are derived from our consolidated financial statements, which are not included in this report.

        The historical results are not necessarily indicative of the results to be expected for any future period.

 Selected Consolidated Financial Data
(In thousands, except per share and transaction data)

	Year ended December 31,
	2005	2006	2007	2008	2009
Consolidated Statements of Operations Data:
Revenues	$258,940	$286,160	$325,524	$343,991	$474,817
Cost of network services	121,682	146,181	163,559	162,423	224,497
Engineering and development	15,521	22,287	27,626	29,149	36,268
Selling, general and administrative	55,245	71,757	75,287	78,104	100,588
Depreciation and amortization of property and equipment	18,972	22,208	23,114	25,286	32,247
Amortization of intangible assets	22,773	24,820	25,656	25,734	32,353
Total operating expenses(1)	234,193	287,153	315,242	320,696	425,953
Income (loss) from operations before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	24,747	(993)	10,322	23,295	48,864
Interest expense	(9,052)	(9,261)	(16,655)	(10,868)	(58,553)
Interest income	674	598	1,105	707	497
Other (expense) income, net	(699)	2,197	2,356	(241)	471
Income tax (provision) benefit	(7,218)	2,665	(586)	(9,213)	6,777
Equity in net (loss) income of unconsolidated affiliates	(2,686)	(5,186)	643	(202)	(115)
Cumulative effect of a change in accounting principle, net of tax provision	—	84	—	—	—
Net income (loss)	5,766	(9,896)	(2,815)	3,478	(2,059)
Per Share Information:
Basic net income (loss) per common share	$0.24	$(0.41)	$(0.12)	$0.14	$(0.08)
Diluted net income (loss) per common share	$0.23	$(0.41)	$(0.12)	$0.14	$(0.08)
Basic weighted average common shares outstanding	24,519	24,076	24,204	24,763	25,403
Diluted weighted average common shares outstanding	24,767	24,076	24,204	25,196	25,403

	December 31,
	2005	2006	2007	2008	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,628	$17,322	$17,805	$38,851	$32,480
Working capital	33,114	31,829	32,844	49,438	44,099
Total assets	352,184	381,677	383,098	363,284	603,177
Total debt, including current portion and net of discount	113,448	123,313	205,500	178,500	369,713
Total stockholders' equity	177,846	179,265	92,272	102,815	121,340

(1)
On January 1, 2006, we adopted FASB ASC 718; Compensation-Stock Compensation. As a result, compensation expense is recorded for all share-based payments in our operating expenses.

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are an international data communications company which provides networking, data communications and value added services to many of the world's leading retailers, banks and payment processors. We are also a leading provider of secure data and voice network services to the global financial services industry. We operate the largest unaffiliated Signaling System No. 7 network in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. We also provide roaming and clearing services to both domestic and international mobile phone operators. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 40 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region.

        We provide services through our data network, which is designed specifically for transaction oriented applications. Our network supports a variety of widely accepted communications protocols and is designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless, fixed broadband and internet connections.

        During the year ended December 31, 2009, we reported revenues from four business divisions:

  •
  POS services.  We currently provide fast, secure and reliable data communications services primarily to payment processors in North America. POS services revenue is derived primarily from per transaction fees paid by our customers for the transmission of transaction data through our networks between payment processors and POS or ATM terminals.

  •
  Telecommunication services.  We provide call signaling services that enable telecommunications service providers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification, toll-free call routing and local number portability, and validation services, such as credit card, calling card, third-party billing and collect calling. In addition, we provide roaming and clearing services to mobile phone operators. Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling services and per-message fees charged for our database access, roaming and clearing and validation services.

  •
  Financial services.  We provide fast, secure and reliable private data networking services that enable seamless communications and facilitate electronic trading among commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, securities and commodities exchanges and other market participants. Our network supports multiple communications protocols including the Financial Information eXchange, or FIX, protocol. Our financial services division generates revenues from monthly recurring fees based on the number of customer connections to and through our networks.

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

        In connection with a reorganization of our divisional management team structure, we will begin to report revenues in three business divisions beginning with the three month period ending March 31, 2010. The three business divisions will be the telecommunication services division, the payments division and the financial services division. We will no longer separately report international services as a division. The following table provides the revenue breakout in both the historical business divisions and the new divisional structure (in thousands):

SEGMENT TABLE

	Year ended December 31,
	2007	2008	2009
Historical business divisions
Point of sale division	$81,243	$74,450	$76,057
Telecommunication services division	64,469	67,131	212,744
Financial services division	40,917	45,874	47,749
International services division(1)	138,935	156,536	138,267

	$325,564	$343,991	$474,817

Revised business divisions
Payments division	$206,593	$213,237	$196,836
Telecommunication services division	64,469	67,131	212,744
Financial services division	54,502	63,623	65,237

	$325,564	$343,991	$474,817

(1)
International services division

Payments revenue	$125,350	$138,787	$120,779
Financial services revenue	13,585	17,749	17,488

	$138,935	$156,536	$138,267

        Our most significant expense is cost of network services, which is comprised primarily of telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges, activation charges, and compensation paid to providers of calling name and line information database records. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for some vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The compensation charges paid to providers of calling name and line information database records are based on a percentage of query revenue generated from our customers accessing those records. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of our data networks. Depreciation expense on our network equipment and amortization of developed technology are excluded from our cost of network services and included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations.

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

Dividend and Recapitalization

        On March 28, 2007, our board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, we entered into a secured credit facility (2007 Credit Facility), which consisted of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million and a senior secured revolving credit facility in an aggregate principal amount of $15 million. We used approximately $98.3 million of the proceeds from the term facility to pay the special dividend. The remainder of the proceeds from the term facility were used to refinance existing debt, to pay fees related to the 2007 Credit Facility and the special dividend and for general corporate purposes.

Acquisition of the Communications Services Group (CSG)

        On March 2, 2009, we entered into an asset purchase agreement with VeriSign, Inc. pursuant to which we agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG. On May 1, 2009, we completed the acquisition in accordance with the terms and conditions of the asset purchase agreement. The initial purchase price was approximately $226.2 million in cash and was subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were negotiated resulting in a $4.5 million increase in the purchase price to $230.7 million. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility. CSG provides call signaling services, intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. We are integrating CSG into our telecommunication services division. Our statement of operations for the year ended December 31, 2009 includes the results of CSG from May 1, 2009 and is therefore not comparable to the year-ago period. Please refer to our amended Current Report on Form 8-K/A filed with the SEC on July 15, 2009 for more detail on the historical and pro-forma results of CSG and Note 3 to the consolidated financial statements included elsewhere in this report.

        On May 1, 2009, we entered into a $423.5 million amended and restated senior secured credit facility (May 2009 Credit Facility) to finance the acquisition of the CSG assets from VeriSign, Inc. and to refinance the 2007 Credit Facility. The May 2009 Credit Facility consisted of a fully funded term loan facility with an outstanding principal amount equal to $178.5 million, a new fully funded term loan facility with an outstanding principal amount equal to $230.0 million, and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million. Interest on the outstanding balances under the term loan facilities was payable, at our option, at a rate equal to the higher of the prime rate announced by Suntrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate ("LIBOR") plus 100 basis points (the "Base Rate"), plus in each case a margin of 5.0%, or at LIBOR plus a margin of 6.0%. Interest on the outstanding balances under the senior secured revolving credit facility were payable, at our option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%. Additionally, in no event would the LIBOR rate be less than 3.5%. In connection with the closing of the May 2009 Credit Facility, we wrote off approximately $1.7 million in unamortized deferred financing costs related to the 2007 Credit Facility which has been included in interest expense in the accompany consolidated statement of operations for the year ended December 31, 2009. On closing the May 2009 Credit Facility, we incurred approximately $5.4 million in financing costs, which were deferred and were being amortized using the effective interest method over the life of the May 2009 Credit Facility. A debt discount of $23 million was created by recording the new debt at fair value and was being amortized to interest expense over the life of the May 2009 Credit Facility.

        On November 19, 2009 we entered into a secured credit facility (November 2009 Credit Facility) to refinance our May 2009 Credit Facility principally to take advantage of a more favorable interest rate environment. The November 2009 Credit Facility consisted of a fully funded $325 million term loan facility and a senior secured revolving credit facility in an aggregate principal amount of $75 million, of which $49.4 million was funded at closing. Interest on outstanding balances under the November 2009 Credit Facility is payable, at our option, at the Base Rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the LIBOR rate be less than 2.0%. The November 2009 Credit Facility also provides for optional incremental term loan(s) and revolving loan(s) to increase the term and revolving facilities in an aggregate principal amount not to exceed $100 million. In connection with the closing of the November 2009 Credit Facility, we wrote-off $21.9 million in unamortized deferred financing costs and debt discount related to the May 2009 Credit Facility and incurred a $3.3 million term loan call premium charge. These items have been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2009. On closing of the November 2009 Credit Facility, we incurred approximately $2.9 million in financing costs. These financing costs have been deferred and are being amortized using the effective interest method over the life of the November 2009 Credit Facility.

Results of Operations

        We acquired the assets of the CSG business on May 1, 2009, and have included its results since that date in our statement of operations for the year ended December 31, 2009. Therefore, our results for the full-year 2009 are not comparable to our results for the full year 2008. The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year ended December 31,
	2007	2008	2009
Statements of Operations Data:
Revenues	$325,564	$343,991	$474,817
Operating expenses:
Cost of network services, exclusive of the items shown separately below	163,559	162,423	224,497
Engineering and development	27,626	29,149	36,268
Selling, general and administrative	75,287	78,104	100,588
Depreciation and amortization of property and equipment	23,114	25,286	32,247
Amortization of intangible assets	25,656	25,734	32,353

Total operating expenses	315,242	320,696	425,953

Income from operations	10,322	23,295	48,864
Interest expense	(16,655)	(10,868)	(58,553)
Interest income	1,105	707	497
Other income (expense), net	2,356	(241)	471

(Loss) income before income taxes and equity in net loss of unconsolidated affiliates	(2,872)	12,893	(8,721)
Income tax (provision) benefit	(586)	(9,213)	6,777
Equity in net income (loss) of unconsolidated affiliates	643	(202)	(115)

Net (loss) income	$(2,815)	$3,478	$(2,059)

Year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenues.    Total revenues increased $131.0 million, or 38.0%, to $474.8 million for the year ended December 31, 2009, from $344.0 million for the year ended December 31, 2008. We reported revenues from four business divisions. The adverse effect of foreign exchange translation on a year-over-year basis was $15.5 million. Excluding the adverse effect of foreign exchange rates, total revenues increased $146.3 million, or 42.5%, to $490.3 million for the year ended December 31, 2009.

        International services division.    Revenues from the international services division decreased $18.2 million, or 11.7%, to $138.3 million for the year ended December 31, 2009, from $156.5 million for the year ended December 31, 2008. The adverse effect of foreign exchange translation on a year-over-year basis was $15.3 million. Excluding the adverse impact of foreign exchange rates, international services revenue decreased $2.9 million, or 1.9% to $153.6 million for the year ended December 31, 2009. The decrease was due to a $3.7 million decrease in POS revenue in the UK as described below, a decrease of $2.6 million from a reduction in development revenue for our card-not-present service, a decrease of $1.0 million due to lower transactions volumes in Spain and France and a decrease of $0.8 million due to lower transaction volumes in Japan. This was partially offset by an increase of $2.8 million in revenue in Italy as result of increased market share, an increase of $1.1 million due to higher transaction volumes in Australia and an increase in international financial services revenue of $1.5 million due to additional customer connections.

        Revenues from our UK subsidiary decreased $13.6 million, or 18.9%, to $58.4 million for the year ended December 31, 2009, from $72.0 million for the year ended December 31, 2008. On a constant dollar basis, revenue from our UK subsidiaries for the year ended December 31, 2009 would have decreased $4.1 million, or 5.7%, to $67.9 million. UK POS revenue decreased $4.0 million due to lower transaction volumes and $1.4 million due to the loss of two processing customers. This was partially offset by an increase of $0.5 million resulting from market share gains and $0.8 million due to increased sales of our payment gateway products. In addition, UK financial services revenue increased $0.3 million as a result of increased customer connections.

        Future revenue growth in the international markets we do business in depends on a number of factors including the success of our POS and financial service products in countries we have recently entered, the total number of POS transactions that we transport, the success of our new product offerings, the successful expansion of our card-not-present service offerings, the effects of foreign currency translation and global market conditions. In recent months, we have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we attribute to the overall weakness of the global economy. As we generate the majority of our international revenue from transaction volumes our future revenue may be adversely affected by the continued weakness of the global economy. In addition, our Australian telecommunications partner has indicated that they have lost business from one of their largest customers. We expect this dial traffic to begin moving off our network in the second quarter of 2010 which we anticipate will reduce our revenues by approximately $3 million in 2010.

        In our international services division we enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues in the international services division for the year ended December 31, 2009 and 2008 and weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2009		2008
	% of ISD Revenue	Weighted Average Exchange Rates	% of ISD Revenue	Weighted Average Exchange Rates
British Pound	42%	1.57	46%	1.85
Euro	34%	1.39	31%	1.47
Australian Dollar	18%	0.79	18%	0.84

        POS division.    Revenues from the POS division increased $1.6 million, or 2.2%, to $76.1 million for the year ended December 31, 2009, from $74.5 million for the year ended December 31, 2008. This increase is due to a $3.9 million increase in revenue from our managed broadband products, a $3.4 million increase from sales of our ATM processing products, primarily in Canada, and a $1.5 million increase in development revenue associated with the our ATM switching product. This was partially offset by a $7.2 million decrease in revenue from our dial-up POS offering which was due to a 7.1% decline in transaction volumes, which we attribute to softness in the economy, and to a lesser extent from a decrease in revenue per transaction for our dial-up POS offering mainly resulting from the renewal of certain customer contracts. Growth in the POS division depends on a number of factors including the success of our managed broadband products and payment gateway applications, the total number of POS dial-up transactions we transport and global economic conditions. Smaller merchants, which represent a large proportion of our dial customer base, have in our opinion been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. In addition, during the fourth quarter of 2009 we made the determination that we would discontinue the sale of our ATM switching product as we do not believe this product fits within our overall payments service offerings as we move forward. The total revenue recognized related to this product was $3.8 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively. We do not anticipate generating more than $0.5 million from this product in 2010.

        Telecommunication services division.    Revenues from the telecommunication services division increased $145.6 million, or 217.0%, to $212.7 million for the year ended December 31, 2009, from $67.1 million for the year ended December 31, 2008. Included in revenues were pass-through charges of $22.8 million and $6.1 million for the years ended December 31, 2009 and 2008, respectively. Excluding the increase in pass through charges, revenues increased $128.8 million to $189.9 million for the year ended December 31, 2009, from $61.1 million for the year ended December 31, 2008. The incremental revenue contribution from the CSG acquisition which took place on May 1, 2009 was $135.8 million, excluding $6.5 million from our customers which switched services to CSG in 2008 and which became our customers again through the acquisition. Revenue from cable customers increased $0.7 million and revenue from other customers increased $0.9 million due to increased demand for our network and database services. These increases were partially offset by a decrease in revenue of $7.0 million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer and a decrease of $1.6 million due to a reduction in volumes in our payphone fraud and validation service.

        Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the business acquired through our purchase of CSG. We currently anticipate a revenue reduction of approximately $12.0 million for the year ended December 31, 2010 due to volume and price reductions from legacy CSG customers.

        Financial services division.    Revenues from the financial services division increased $1.8 million, or 4.1%, to $47.7 million for the year ended December 31, 2009, from $45.9 million for the year ended December 31, 2008. The increase in revenues was primarily due to an incremental $2.6 million from new customer endpoints which was partially offset by a decrease of $0.4 million due to a reduction in the number of connections between endpoints which we believe is a result of the consolidation in the financial services industry and $0.3 million from lower market data services revenue. Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our networks as well as the success of our new product offerings. We also expect that the current difficulties in the financial services sector may have a negative impact on our future growth rates in this division.

        Cost of network services.    Cost of network services increased $62.1million, or 38.2%, to $224.5 million for the year ended December 31, 2009, from $162.4 million for the year ended December 31, 2008. On a constant dollar basis, cost of network services would have increased $68.5 million, or 42.2%, to $230.9 million. Cost of network services were 47.3% of revenues for the year ended December 31, 2009, compared to 47.2% of revenues for the year ended December 31, 2008. The cost of network services increased $74.5 million due to the operation of the assets acquired from CSG, $4.7 million due to increased headcount and facilities costs required to support our growth, $4.1 million due to increased international broadband connections, $3.4 million due to higher bandwidth connections and increased exchange subscription charges to support our financial services revenue both internationally and domestically, and $1.6 million to support the growth in our ATM processing business, primarily in Canada. This was partially offset by a decrease of $13.7 million in our legacy telecommunications services business primarily due to reduced volumes and a decrease of $6.3 million primarily due to lower transaction volumes and to a lesser extent negotiated price reductions from our vendors in relation to our POS business.

        Gross profit represented 52.7% of total revenues for the year ended December 31, 2009, compared to 52.8% for the year ended December 31, 2008. On a constant dollar basis, gross margins for the year ended December 31, 2009 remained flat at 52.9% compared to the year ended December 31, 2008.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

        Engineering and development expense.    Engineering and development expense increased $7.2 million, or 24.7%, to $36.3 million for the year ended December 31, 2009, from $29.1 million for the year ended December 31, 2008. On a constant dollar basis, engineering and development expense would have increased $8.2 million, or 28.1% to $37.3 million. Engineering and development expense represented 7.6% of revenues for the year ended December 31, 2009 and 8.5% for the year ended December 31, 2008. Capitalized software development costs, which are offset against engineering and development costs, increased $3.2 million to $8.9 million from $5.7 million for the year ended December 31, 2009. The increase in capitalized software development costs is primarily due to investment in our roaming and clearing and IP registry platforms and to a lesser extent from development of our payment gateway platforms. Included in engineering and development expense for the year ended December 31, 2009 and 2008 is stock compensation expense of $1.3 million and $1.6 million, respectively. Excluding stock compensation, the increase in capitalized software and the effects of foreign exchange, engineering and development expense would have increased $11.6 million to $44.9 million for the year ended December 31, 2009 from $33.3 million for the year ended December 31, 2008. The increase relates primarily to additional headcount and other costs required to support our acquisition of CSG.

        Selling, general and administrative expense.    Selling, general and administrative expenses increased $22.5 million, or 28.8%, to $100.6 million for the year ended December 31, 2009, from $78.1 million for the year ended December 31, 2008. On a constant dollar basis, selling, general and administrative expenses would have increased $25.9 million, or 33.1%, to $104.0 million. Selling, general and administrative expenses represented 21.2% of revenues for the year ended December 31, 2009, compared to 22.7% of revenues for the year ended December 31, 2008. Included in selling, general and administrative expenses for the year ended December 31, 2009 and 2008 is $8.2 million and $8.5 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation as a result of fewer grants. Included in selling, general and administrative expenses for the year ended December 31, 2009 and 2008 is $2.0 million and $1.2 million in severance expenses, respectively. Included in selling, general and administrative expenses for the year ended December 31, 2009 are $2.2 million in professional fees related to our acquisition of CSG that were expensed in accordance with the provisions of FASB ASC 805, Business Combinations. Included in selling, general and administrative expenses for the year ended December 31, 2008 was a $0.9 million benefit associated with the settlement of a state sales tax liability. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses increased $23.1 million for the year ended December 31, 2009. This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent an increase in professional fees related to the CSG integration effort as well as costs incurred to support our Canadian ATM processing business.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $6.9 million, or 27.3%, to $32.2 million for the year ended December 31, 2009, from $25.3 million for the year ended December 31, 2008. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $8.2 million, or 32.7%, to $33.5 million. Depreciation and amortization of property and equipment represented 6.8% of revenues for the year ended December 31, 2009, compared to 7.4% of revenues for the year ended December 31, 2008. Included in depreciation expense for the year ended December 31, 2008 is a charge of $1.1 million related to the impairment of certain capitalized software assets, primarily related to our vending platform. Excluding this item and the effects of foreign exchange, depreciation expense increased $9.3 million for the year ended December 31, 2009. The increase in depreciation expense was primarily due to an incremental $7.7 million related to the acquired CSG assets and to a lesser extent from increases in capital expenditures made to support our revenue growth.

        Amortization of intangible assets.    Amortization of intangible assets increased $6.7 million, or 26.1%, to $32.4 million for the year ended December 31, 2009, from $25.7 million for the year December 31, 2008 and relates solely to intangible assets resulting from acquisitions. On a constant dollar basis, amortization of intangible assets would have increased $7.4 million, or 28.7% to $33.1 million. The increase primarily relates to additional amortization expense of $11.5 million related to the CSG acquisition. This was partially offset by a decrease of $2.3 million as certain intangible assets reached the end of their economic useful lives and $1.8 million less in accelerated amortization on a portion of our customer relationship intangible assets in connection with the loss of certain customers. Beginning in 2005, we experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to this customer relationship was approximately $17.9 million as of December 31, 2009. We assessed recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of December 31, 2009.

        Interest expense.    Interest expense increased $47.7 million to $58.6 million for the year ended December 31, 2009, from $10.9 million for the year ended December 31, 2008. Included in interest expense for the year ended December 31, 2009 were charges of $1.7 million related to the write-off of deferred financing fees following the refinancing of the 2007 Credit Facility in May 2009 and the write-off of $21.9 million in debt discount and deferred financing fees related to the May 2009 Credit Facility in November 2009. Also included was a $3.3 million term loan call premium related to the refinancing of the May 2009 credit facility in November 2009. Excluding the write off of deferred financing fees, debt discount and the term loan call premium, amortization of deferred financing fees and debt discount, interest expense increased $6.4 million to $7.1 million from $0.7 million as a result of the refinancing transactions which took place in May and November 2009. Excluding the amortization and charges noted above associated with the refinancing transactions, interest expense would have increased $14.4 million to $24.6 million for the year ended December 31, 2009, from $10.2 million for the year ended December 31, 2008, primarily as a result of the increased level of borrowings used to finance the CSG acquisition and to a lesser extent from an increase in the weighted average interest rate.

        Income tax benefit.    For the year ended December 31, 2009, our income tax benefit was approximately $6.8 million compared to a $9.2 million expense for the year ended December 31, 2008. The decrease in our tax expense is related to lower income in the U.S. partially offset by higher income from our non-U.S. operations. Our effective tax rate for the year ended December 31, 2009 was 76.7% versus the U.S. federal statutory rate of 34.0% due primarily to the recognition of tax benefits relating to research credits in the U.S., nondeductible stock based compensation expense, profits from our international subsidiaries being taxed at rates different than the U.S. federal statutory rate, the effect of adjustments to income tax expense for the six months ending June 30, 2009 resulting from the finalization of tax returns in the United Kingdom, and certain excessive employee remuneration not deductible for tax purposes. Our effective tax rate for the year ended December 31, 2008 was 72.5% versus the U.S. federal statutory rate of 34.0% due primarily to changes in uncertain tax positions and deductions for stock based compensation.

Year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenues.    Total revenues increased $18.4 million, or 5.7%, to $344.0 million for the year ended December 31, 2008, from $325.6 million for the year ended December 31, 2007. We reported revenues from four business divisions.

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

        Telecommunication services division.    Revenues from the telecommunication services division increased $2.6 million, or 4.0%, to $67.1 million for the year ended December 31, 2008, from $64.5 million for the year ended December 31, 2007. Included in TSD revenue for the year ended December 31, 2008 is $6.1 million in pass-through revenues compared with $5.4 million for the year ended December 31, 2007. Excluding the increase in pass-through revenues, revenues increased $1.9 million, or 3.2% to $61.0 million from $59.1 million for the year ended December 31, 2008 and 2007, respectively. This was due to an increase of $11.3 million in network and database access services provided to cable customers which was partially offset by a decrease of $9.7 million related to the loss of two customers' caller ID business to CSG.

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

Outlook

        We expect to experience operational benefits from the acquisition of CSG, primarily through consolidating our two SS7 call signaling networks and eliminating duplicate intelligent database platforms and duplicate telecommunications facilities. We also expect reduced overall combined capital expenditures as a result of greater economies of scale and the rationalization of network assets. We realized incremental pretax operational cost savings of $1 million in 2009, and expect to realize an additional $5 million to $6 million in 2010, and an additional $2 million to $3 million in 2011, for total expected annualized pretax operating expense reductions of $8 million to $10 million. We anticipate that these savings will be fully implemented on a run rate basis by the beginning of the fourth quarter of 2010. In addition, we expect to achieve lower interest expense as a result of the debt refinancing that occurred in November 2009.

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

Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our November 2009 Credit Facility, will be adequate to meet our anticipated needs for the foreseeable future.

        Our operations provided us cash of $105.5 million for the year ended December 31, 2009, which was attributable to a net loss of $2.1 million, adjusted by depreciation, amortization and other non-cash charges of $96.6 million and a decrease in working capital of $10.9 million. Our operations provided us cash of $73.7 million for the year ended December 31, 2008, which was attributable to net income of $3.5 million, adjusted by depreciation, amortization and other non-cash charges of $68.4 million and a decrease in working capital of $1.8 million. Our operations provided us cash of $42.0 million for the year ended December 31, 2007, which was attributable to a net loss of $2.8 million, adjusted by depreciation, amortization and other non-cash charges of $53.5 million and an increase in working capital of $8.7 million.

        We used cash of $271.3 million in investing activities for the year ended December 31, 2009 which included $230.7 million to fund our acquisition of CSG and $40.6 million to fund capital expenditures primarily to support our revenue growth. We used cash of $32.0 million in investing activities for the year ended December 31, 2008 in order to fund capital expenditures primarily to support our revenue growth. We used cash of $20.6 million in investing activities for the year ended December 31, 2007, which included $4.2 million for business acquisitions and $19.5 million in capital expenditures primarily to support our revenue growth, partially offset by cash proceeds of $0.9 million from the sale of certain equity investments and $2.2 million from the sale of non-strategic property and equipment.

        Our financing activities provided us cash of $162.5 million for the year ended December 31, 2009. This consisted of proceeds (net of debt discount, financing fees and term loan call premium) from the May and November 2009 Credit Facilities of $201.6 million and $363.2 million of which $48.5 million was from the Revolver Credit Facility, respectively, less the payment of the 2007 and May 2009 credit facilities of $178.5 million and $230.0 million, respectively. In addition, $1.8 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $8.1 million from the exercise of employee stock options. We used cash of $19.4 million from financing activities for the year ended December 31, 2008, which included voluntary pre-payments of $27.0 million on our 2007 senior secured credit facility, and $2.2 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units. In addition we received $9.6 million from the exercise of employee stock options. We used cash of $19.7 million from financing activities for the year ended December 31, 2007, which included net proceeds of $222 million from our 2007 senior secured credit facility, of which $98.3 million was used for payment of a special dividend and $123.3 million was used to repay our 2005 amended and restated senior secured credit facility. In addition, we made $19.5 million of voluntary pre-payments on our 2007 senior secured credit facility.

Commitments

        The following table summarizes our contractual obligations as of December 31, 2009 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$374,371	$16,250	$16,250	$16,250	$16,250	$65,621	$243,750
Supplier commitments	43,634	24,082	16,821	2,731	—	—	—
Operating lease obligations	37,562	10,604	8,037	6,155	3,957	2,038	6,771

	$455,567	$50,936	$41,108	$25,136	$20,207	$18,288	$250,521

        Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2009, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $4.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for further discussion of income tax.

        Not included in the table above are commitments to make interest payments under the terms of our November 2009 Credit Facility due to the variable nature of the interest rates. See note 5 to the consolidated financial statements for further details on interest rates and other terms and conditions of this facility.

        We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our November 2009 Credit Facility or future debt or equity financings.

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

        The following is a discussion on the most significant accounting estimates affecting the financial statements:

Acquisitions

        We account for acquisitions in accordance with FASB ASC 805, Business Combinations. We preliminarily record the fair value of assets acquired and liabilities assumed based on guidance defined in FASB ASC820, Fair Value Measurments and Disclosures and adjust these values once valuations are finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of net identifiable assets acquired and goodwill.

Goodwill, intangible and other long-lived assets

        We account for goodwill and intangible assets in accordance with FASB ASC 350, Intangibles—Goodwill and Other (ASC 350). Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. We have elected to perform the impairment test annually as of October 1 of each year. An interim goodwill impairment test is performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation based upon a determination of fair value.

        In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, we review our long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of our long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If we estimate that the assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, we assess whether separate cash flows can be attributed to the individual asset. We group our long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, we recognize an impairment charge upon disposition. For our customer relationship intangible assets, we evaluate impairment upon the significant loss of revenue from a customer. Beginning in 2005, we experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to this customer relationship was approximately $17.9 million as of December 31, 2009. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of December 31, 2009.

        The calculation of fair value in accordance with ASC 350 and 360 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of our long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Income taxes

        We account for income taxes pursuant to the provisions of FASB ASC 740, Income Taxes. Under this method, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period. We provide a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. We must exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, and related valuation allowance, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. We expect to realize the benefit of our deferred tax assets for which no valuation allowance is recorded as we expect to generate sufficient taxable income in future years. We believe our ability to generate future taxable income has been significantly enhanced through the CSG acquisition as well as through the November 2009 debt refinancing, which we expect to lower interest expense in future years. An additional valuation allowance for deferred tax assets may be required if our future taxable income is not sufficient to realize our deferred tax assets.

        We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. This analysis is performed in accordance with the requirements of ASC 740 and is based on a two-step process. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. It is inherently difficult and subjective to estimate such amounts, as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a periodic basis. This evaluation is based on factors including, but not limited to, current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts and circumstances. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in that period. The amounts ultimately paid upon resolution of such uncertain tax positions could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax liabilities for uncertain tax positions are recorded as a separate component in our long-term income taxes payable balance.

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

Item 6A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2009 we had $374.4 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Interest on outstanding balances under the

November 2009 Credit Facility, is payable, at the Company's option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At December 31, 2009 the 1 month LIBOR rate was 0.23%. Based upon the outstanding borrowings on December 31, 2009 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $3.7 million.

        As of December 31, 2009, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

        We have operations in 24 countries outside of the U.S., including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand ,the Netherlands and Turkey. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, which are denominated in foreign currencies. For the year ended December 31, 2009, we recorded a gain on foreign currency revaluation of approximately $0.3 million.

Item 7.    Financial Statements and Supplementary Data

        The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TNS, Inc.:

        We have audited the accompanying consolidated balance sheets of TNS, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 7. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TNS, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of TNS, Inc.:

        We have audited TNS, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TNS, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report located in Item 8A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying management's report on internal control over financial reporting located in Item 8A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls of the Communications Services Group, which is included in the 2009 consolidated financial statements of TNS Inc. and constituted $160.8 million of revenues for the year ended December 31, 2009. Our audit of internal control over financial reporting of TNS Inc. also did not include an evaluation of the internal control over financial reporting of the Communications Services Group.

        In our opinion, TNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TNS, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows of TNS, Inc. for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 15, 2010

TNS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(in thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,851	$32,480
Accounts receivable, net of allowance for doubtful accounts of $3,631 and $6,019, respectively	69,501	97,834
Prepaid expenses	5,351	8,207
Deferred tax assets	1,805	7,355
Income taxes receivable	1,824	380
Inventory	1,774	2,716
Other receivables	—	12,180
Other current assets	2,737	1,776

Total current assets	121,843	162,928

Property and equipment, net	58,795	125,596
Identifiable intangible assets, net	151,811	268,925
Goodwill	10,954	16,581
Deferred tax assets, net	16,141	24,720
Other assets	3,740	4,427

Total assets	$363,284	$603,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expensed and other current liabilities	$56,045	$89,740
Deferred revenue	16,360	13,970
Current portion of long term debt, net of discount	—	15,119

Total current liabilities	72,405	118,829

Long-term debt, net of current portion and discount	178,500	354,594
Deferred tax liabilities	2,420	3,416
Other liabilities	7,144	4,998

Total liabilities	260,469	481,837

Commitments and contingencies (see Note 10)
Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,082,007 shares issued and 25,053,226 shares outstanding and 25,957,444 shares issued and 25,795,767 shares outstanding, respectively	25	26
Treasury stock, 28,781 shares and 161,677 shares, respectively	(578)	(2,439)
Additional paid-in capital	150,839	168,780
Accumulated deficit	(40,800)	(42,859)
Accumulated other comprehensive (loss)	(6,671)	(2,168)

Total stockholders' equity	102,815	121,340

Total liabilities and stockholders' equity	$363,284	$603,177

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2008	2009
	(in thousands, except per share and share amounts)
Revenues	$325,564	$343,991	$474,817
Operating expenses:
Cost of network services, exclusive of the items shown separately below	163,559	162,423	224,497
Engineering and development	27,626	29,149	36,268
Selling, general, and administrative	75,287	78,104	100,588
Depreciation and amortization of property and equipment	23,114	25,286	32,247
Amortization of intangible assets	25,626	25,734	32,353

Total operating expenses	315,242	320,696	425,953

Income from operations	10,322	23,295	48,864
Interest expense	(16,655)	(10,868)	(58,553)
Interest income	1,105	707	497
Other income (expense), net	2,356	(241)	471

(Loss) income before income tax provision, and equity in net (loss) of unconsolidated affiliates	(2,872)	12,893	(8,721)
Income tax benefit (provision)	(586)	(9,213)	6,777
Equity in net (loss) income of unconsolidated affiliates	643	(202)	(115)

Net (loss) income	$(2,815)	3,478	(2,059)

Basic and diluted net income (loss) per common share	$(0.12)	$0.14	$(0.08)

Basic weighted average common shares outstanding	24,203,735	24,763,299	25,402,506

Diluted weighted average common shares outstanding	24,203,735	25,195,521	25,402,506

Dividends declared per common share	$4.00	$—	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Accumulated other comprehensive income (loss)
			Treasury Stock	Additional paid-in capital	Accumulated deficit		Total stockholders' equity	Comprehensive (loss) income
	Shares	Amount
	(in thousands, except per share and share amounts)
Balance, December 31, 2006	24,145,804	24	(605)	218,099	(41,463)	3,210	179,265
Exercise of employee stock options	5,545	—	—	78	—	—	78
Issuance of common stock upon vesting of restricted stock units	196,724	—	—	—	—	—	—
Tax benefit of share based payments	—	—	—	277	—	—	277
Purchase of treasury stock			(929)	—	—	—	(929)
Stock compensation expense	—	—	—	12,620	—	—	12,620
Foreign currency translation	—	—	—	—	—	2,070	2,070	$2,070
Special cash dividend declared, $4 per common share	—	—	—	(98,294)	—	—	(98,294)
Retirement of treasury shares	(73,878)	—	1,295	(1,295)	—	—	—
Net loss	—	—	—	—	(2,815)	—	(2,815)	(2,815)

Balance, December 31, 2007	24,274,195	$24	$(239)	$131,485	$(44,278)	$5,280	$92,272

Total, December 31, 2007								$(745)

Exercise of employee stock options	543,328	1	—	9,588	—	—	9,589
Issuance of common stock upon vesting of restricted stock units	364,627	—	—	—	—	—	—
Tax benefit of share based payments	—	—	—	284	—	—	284
Purchase of treasury stock	—	—	(2,162)	—	—	—	(2,162)
Stock compensation expense	—	—	—	11,305	—	—	11,305
Foreign currency translation	—	—	—	—	—	(11,951)	(11,951)	$(11,951)
Retirement of treasury shares	(100,143)	—	1,823	(1,823)	—	—	—
Net income	—	—	—	—	3,478	—	3,478	3,478

Balance, December 31, 2008	25,082,007	$25	$(578)	$150,839	$(40,800)	$(6,671)	$102,815

Total, December 31, 2008								$(8,473)

Issuance of common stock upon vesting of restricted stock units	402,514		—	—	—	—	—
Exercise of employee stock options	472,923	1	—	8,141	—	—	8,142
Tax benefit of share based payments	—	—	—	(646)	—	—	(646)
Purchase of treasury stock	—	—	(1,861)	—	—	—	(1,861)
Stock compensation expense	—	—	—	10,446	—	—	10,446
Foreign currency translation	—	—	—	—	—	4,503	4,503	4,503
Net loss	—	—	—	—	(2,059)	—	(2,059)	(2,059)

Balance, December 31, 2009	25,957,444	$26	$(2,439)	$168,780	$(42,859)	$(2,168)	$121,340

Total, December 31, 2009								$2,444

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2008	2009
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(2,815)	$3,478	$(2,059)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	23,114	25,286	32,247
Amortization of intangible assets	25,626	25,734	32,353
Deferred income tax (benefit) provision	(10,136)	4,960	(12,685)
Loss on disposal of property and equipment	60	165	25
Amortization of deferred financing costs and debt discount	722	722	7,126
Loss on debt extinguishment	1,368	—	26,944
Equity in net loss of unconsolidated affiliates	118	202	115
Stock compensation	12,620	11,305	10,446
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(7,227)	(174)	8,888
Other current and noncurrent assets	3,549	(368)	(11,344)
Accounts payable and accrued expenses	290	3,585	17,932
Deferred revenue	(3,648)	(4,115)	(3,533)
Other current and noncurrent liabilities	(1,679)	2,945	(998)

Net cash provided by operating activities	41,962	73,725	105,457

Cash flows from investing activities:
Purchases of property and equipment	(19,526)	(32,047)	(40,638)
Proceeds from sale of property and equipment	2,164	—	—
Cash paid for business acquisitions, net of cash acquired	(4,166)	—	(230,656)
Proceeds from sale of unconsolidated affiliates	888	—	—

Net cash used in investing activities	(20,640)	(32,047)	(271,294)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	221,949	—	516,335
Net borrowings on revolving credit facility	—	—	48,522
Repayment of long-term debt	(142,813)	(27,000)	(408,500)
Payment of long-term debt financing costs	—	(75)	(175)
Proceeds from stock option exercises	78	9,589	8,142
Excess tax benefits from share based payments	277	284
Payment of special cash dividend, $4 per common share	(98,294)	—	—
Purchase of treasury stock	(929)	(2,162)	(1,861)

Net cash (used in) provided by financing activities	(19,732)	(19,364)	162,463

Effect of exchange rates on cash and cash equivalents	(1,107)	(1,268)	(2,997)

Net increase (decrease) in cash and cash equivalents	483	21,046	(6,371)
Cash and cash equivalents, beginning of year	17,322	17,805	38,851

Cash and cash equivalents, end of year	$17,805	$38,851	$32,480

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,636	$10,835	$22,281

Cash paid for income taxes	$13,863	$2,547	$2,192

See accompanying notes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. The Company:

Business Description

        TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data and voice network services to the global financial services industry. TNS' data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers' operations. The Company's customers outsource their data communication requirements to TNS because of the Company's expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 40 countries, including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region.

        The Company provides its services through its multiple data networks, each designed specifically for transaction applications. These networks support a variety of widely accepted communications protocols, are designed to be scalable and are accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

        In 2009, the Company had four business divisions: (1) the point-of-sale/point-of-service (POS) division, which provides data communications services to payment processors in North America, (2) the telecommunication services division (TSD), which provides call signaling services and database access services and roaming and clearing services primarily to the domestic telecommunications industry, (3) the financial services division (FSD), which provides data and voice communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications, and (4) the international services division (ISD), which markets the Company's POS and financial services in countries outside of North America.

Dividend and Recapitalization

        On March 28, 2007, the Company's board of directors declared a special dividend of $4.00 per common share which was paid on April 12, 2007. Also, on March 28, 2007, the Company entered into a secured credit facility (2007 Credit Facility), which consisted of two facilities: a senior secured term loan facility in an aggregate principal amount of $225 million and a senior secured revolving credit facility in an aggregate principal amount of $15 million. The Company used approximately $98.3 million of the proceeds from the term facility to pay the special dividend. The remainder of the proceeds from the term facility were used to refinance existing debt, to pay fees related to the 2007 Credit Facility and the special dividend and for general corporate purposes. The 2007 Credit Facility was refinanced in 2009 as part of the May 2009 Credit Facility. See Note 5.

        On February 25, 2010, the Company's board of directors approved the retirement of 205,997 shares of treasury stock.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies:

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidation. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity-method of accounting pursuant to FASB ASC 323, Investments—Equity Method and Joint Ventures.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, realization of deferred tax assets, future cash flows from long-lived assets, accrued expenses for probable losses, and estimates related to the fair value of the Company's employee stock options, including volatility, expected term and estimates of forfeitures in future periods. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue.

        POS services revenue is derived primarily from per transaction fees paid by the Company's customers for the transmission of transaction data, through the Company's networks, between payment processors and POS or ATM terminals and monthly recurring fees for broadband and wireless offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per message fees charged for database access, call validation and roaming and clearing services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company's networks.

        The Company considers the criteria established primarily by FASB ASC 605-45, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

        Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer's minimum purchase commitments under the contract. Deferred customer incentives were approximately $0.2 million and $0.8 million as of December 31, 2008 and 2009, respectively, of which approximately $0.1 million and $0.3 million was classified in other current assets as of December 31, 2008 and 2009, respectively. The remaining balance was classified in other assets in the accompanying consolidated balance sheets. The Company performs periodic evaluations of its customer base and establishes allowances for estimated credit losses.

        In addition, the Company receives installation fees related to the configuration of the customers' systems. Revenue from installation fees is being deferred and recognized ratably over the customer's contractual service period, generally three years. Installation fees were approximately $2.9 million, $4.1 million, and $3.9 million for the years ended December 31, 2007, 2008 and 2009, respectively. Approximately $4.3 million and $5.0 million of installation fees are included in deferred revenue as of December 31, 2008 and 2009, respectively.

Cost of Network Services

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges, activation charges and compensation paid to the providers of calling name and line information database records. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The compensation charges paid to the providers of calling name and line information database records are based on a percentage of query revenue generated from the Company's customers accessing those records. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company's data networks. These costs are expensed by the Company as incurred. The Company recognizes a liability for telecommunications charges based upon network services utilized at historical invoiced rates. Direct costs of installations are deferred and amortized over the customers contracted service period, generally three years. Deferred installation costs as of December 31, 2008 and 2009 were approximately $2.4 million and $2.4 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. Depreciation expense on network equipment was approximately $15.4 million, $16.3 million, and $23.6 million for the years ended December 31, 2007, 2008 and 2009, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Amortization expense on developed technology, an intangible asset recorded in various acquisitions was approximately $4.0 million, $4.6 million, and $5.0 million for the years ended December 31, 2007, 2008 and 2009, respectively and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

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

Fair Value of Financial Instruments

        In September 2006, the FASB issued FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued FASB ASC 825, Financial Instruments. FASB ASC 825 permits entities to choose to measure many financial assets and financial liabilities at fair value. For financial assets and financial liabilities, FASB ASC 820 was effective for the Company on January 1, 2008. The adoption of FASB ASC 820 to the Company's financial assets and financial liabilities did not have a material effect on the Company's consolidated financial statements. As we did not elect to fair value any of our financial instruments under the provisions of FASB ASC 825, the adoption of this statement did not have any impact on our financial position or results of operations.

        The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2009, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate. See Note 5 for further discussions regarding application of fair value to our debt instruments.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

Long-Lived Assets

        In accordance with FASB ASC 360, Property, Plant and Equipment, and FASB ASC 350, Intangibles—Goodwill and Other, the Company reviews its long-lived assets, including property and equipment, capitalized software development costs and definite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value.

        For purposes of measuring and recognizing impairment of long-lived assets, including definite-lived intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset. Included in amortization of intangibles expense for the years ended December 31, 2007, 2008 and 2009 is approximately $1.5 million, $2.2 million and $0.4 million, respectively, in accelerated amortization on a portion of the Company's customer relationship assets in connection with the loss of certain customers, primarily POS customers, during those respective periods. In the past, the Company experienced revenue and transaction volume declines with a major customer. The net book value of the customer relationship intangible asset assigned to this customer is approximately $17.9 million as of December 31, 2009. The Company assessed the recoverability of this customer relationship intangible asset based upon anticipated undiscounted future cash flows and concluded that no impairment existed as of December 31, 2009.

        The Company's estimates of anticipated cash flows could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a change to the method of amortization or a shortening of estimated useful lives for long-lived assets including intangibles.

Property and Equipment

        Property and equipment is recorded at acquisition date cost or fair value, as appropriate, net of accumulated depreciation and amortization. Replacements and improvements that extend the useful life of property and equipment are capitalized. In accordance with FASB ASC 350, Intangibles—Goodwill and Other, costs for internal use software that are incurred in the preliminary project stage and the post-implementation and operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

        Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Network equipment and purchased software	3 – 7 years
Office furniture and equipment	3 – 5 years
Leasehold improvements	Shorter of the useful life or the lease term, generally 5 – 15 years
Capitalized software development	3 – 5 years
Buildings	39 years
Land	Indefinite

Goodwill and Identifiable Intangible Assets

        The Company accounts for goodwill and identifiable intangible assets in accordance with FASB ASC 350, Intangibles—Goodwill and Other. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment testing of its goodwill as of October 1 of each year. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using a market based approach. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the Company determines the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill. To date, the Company's testing has indicated that there is no impairment of its goodwill and none of its reporting units have failed step one of the goodwill impairment test.

        Goodwill increased from 2008 to 2009 due to $4.6 million related to the acquisition of the Communications Services Group (CSG) and $1.0 million due to foreign exchange translation. Amortization of definite-lived intangible assets is recorded on a straight-line or accelerated basis, as appropriate, over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis. Amortization periods are as follows:

Developed technology	4 – 15 years
Trade names	20 years
Customer relationships	3 – 20 years
Non-compete agreements	2 or 3 years
Research and development	4 years

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

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

        Effective January 1, 2007, the Company adopted an amendment to FASB ASC 740, Income Taxes which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the amendment did not result in a cumulative adjustment to the Company's accumulated deficit.

Net Income (Loss) Per Common Share

        FASB ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The treasury stock effect of options to purchase 2,385,656 shares of common stock and 983,446 restricted stock units that were outstanding as of December 31, 2007, options to purchase 885,323 shares of common stock that were outstanding as of December 31, 2008 and options to purchase 1,364,720 shares of common stock and 806,607 restricted stock units that were outstanding as of December 31, 2009 were excluded from the computation of diluted net loss per common share for the years ended December 31, 2007, 2008 and 2009 as their effect would have been anti-dilutive.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

        The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2007	2008	2009
Net income (loss) attributable to common stockholders	$(2,815)	3,478	(2,059)

Weighted average common share calculation:
Basic weighted average common shares outstanding	24,203,735	24,763,299	25,402,506
Treasury stock effect of unvested common stock	—	288,671	—
Treasury stock effect of options	—	143,551	—

Diluted weighted average common shares outstanding	24,203,735	25,195,521	25,402,506

Basic and diluted income (loss) per common share	$(0.12)	$0.14	$(0.08)

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted FASB ASC 718, Compensation—Stock Compensation, using the modified prospective transition method. FASB ASC 718 requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. Refer to Note 6 for additional discussion regarding details of the Company's stock-based compensation plans.

Foreign Currency Translation and Revaluation

        The Company has operations in 24 countries outside the United States including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand, Netherlands and Turkey. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future, which are included in the statements of operations. For the years ended December 31, 2007, 2008 and 2009, the Company recorded foreign exchange gain (losses) of $2.2 million, $(0.1) million and $0.3 million, respectively, which are included in other (expense) income, net in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

(loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss), but excluded from the determination of net income (loss). The Company's comprehensive income consists solely of foreign currency translation adjustments. The cumulative foreign currency translation adjustment as of December 31, 2008 and 2009 was a $6.6 million and $2.2 million decrease to equity, respectively.

Segment Reporting

        The Company provides segment information in accordance with FASB ASC 280, Segment Reporting. The Company classifies its business into two segments: North America and ISD. In addition, the Company's management evaluates revenues for its four business divisions: POS, TSD, FSD and ISD. A significant portion of the Company's North American operating expenses are shared between the POS division, TSD and FSD, and, therefore, management analyzes operating results for these three business divisions on a combined basis. FASB ASC 280 designates the internal information used by management for allocating resources and assessing performance as the source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

Reclassifications

        Certain amounts from prior years have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In September 2006, the FASB issued FASB ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007. The Company adopted FASB ASC 820 on January 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of FASB ASC 820 to the Company's financial assets and liabilities did not have a material effect on the Company's consolidated financial statements. In November 2007, the FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Accordingly, for nonfinancial assets and liabilities, FASB ASC 820 became effective on January 1, 2009 and the Company has applied its disclosure and measurement provisions prospectively whenever applicable, such as in determining fair values of the assets acquired and liabilities assumed as part of the CSG acquisition described above. We also applied the provisions of FASB ASC 820 in our required goodwill and intangibles annual impairment test performed as of October 1, 2009.

        In December 2007, the FASB issued a revision to ASC 805, Business Combinations that establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company adopted the revised FASB ASC 805 on January 1, 2009. Accordingly, any business

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies: (Continued)

combination we engage in beginning January 1, 2009 will be recorded and disclosed following the revised FASB ASC 805. The application of FASB ASC 805 to the CSG acquisition is detailed in the acquisition section above and in Note 3.

        In June 2008, the FASB issued an amendment to ASC 260, Earnings Per Share. This amendment provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of the amendment on January 1, 2009 did not have any material effect on the Company's consolidated financial statements.

        In May 2009, the FASB issued FASB ASC 855, Subsequent Events, which is effective for interim or annual periods ending after June 15, 2009. The standard establishes principles and requirements for subsequent events. We have adopted FASB ASC 855 in the second quarter of 2009 and the adoption of the standard did not significantly impact our financial statements.

        Effective September 30, 2009, the Company adopted Accounting Standards Update No. 2009-01, "Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles," (ASU 2009-01). ASU 2009-01 did not change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from ASU 2009-01 will be considered nonauthoritative. All references to authoritative accounting literature herein have been made in accordance with ASU 2009-01.

3. Acquisitions and Long-Term Investments:

VeriSign Communications Services Group (CSG)

        On March 2, 2009, the Company entered into an Asset Purchase Agreement (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller's Communications Services Group (CSG). On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement. The initial purchase price was approximately $226.2 million in cash and subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were made resulting in a $4.5 million increase in the purchase price to $230.7 million. The Company funded the transaction through a new $230 million term loan facility as part of its 2009 Credit Facility (see Note 5). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. The Company is integrating CSG into its telecommunications services division. The statements of operations for the year ended December 31, 2009 include the results of CSG from May 1, 2009. In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million, from which $2.2 million were incurred in 2009 and $0.3 million were incurred in 2008. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for each of those years.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Acquisitions and Long-Term Investments: (Continued)

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

        The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Developed technology, research and development and customer relationships were valued using the excess earnings method, a variation on the income method. The excess earnings method considers the use of other assets in the generation of the projected cash flows in order to determine the economic benefit generated by the subject intangible asset. Non competition agreements were valued using the income approach. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Fixed assets and real estate were valued using the market and cost approaches, as appropriate. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The cost approach indicates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

        The purchase price for CSG was allocated, on a preliminary basis, as follows (in thousands):

Amount
Purchase price allocation:
Accounts receivable,	$34,766
Prepaid expenses	2,963
Property and equipment	44,287
Land and buildings	10,034
Goodwill	4,633
Identifiable intangible assets
Customer relationships	141,500
Developed technology	4,800
Non competition agreements	600
Research and development	300

Total assets	243,883
Accounts payable, accrued expenses and other current liabilities	(13,227)

Total purchase price	230,656

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Acquisitions and Long-Term Investments: (Continued)

        The amounts allocated to property and equipment are being depreciated on a straight line basis over their weighted average estimated useful lives of 4 years. The amount allocated to buildings is being depreciated on a straight line basis over their estimated useful lives of 39 years. The customer relationships included in intangible assets are being amortized on a straight line basis over 9 years and other intangible assets are being amortized on a straight line basis over 2 to 4 years. The goodwill of $4.6 million is expected to be deductible for tax purposes.

        The weighted average amortization period by each major class of assets and in total is as follows (in years):

Weighted average amortization period
Customer relationships	9
Developed technology	4
Non competition agreements	2
Research and development	4

Total weighted average amortization period	8.8

        The allocation of the purchase price for CSG has not been finalized as of December 31, 2009 as certain information required to confirm the assumptions used in the initial valuation of the acquired assets and liabilities remains outstanding.

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

        The following unaudited pro forma consolidated results of operations assume that the acquisition of CSG was completed as of January 1, for each of the respective periods presented (dollars in thousands, except per share amounts):

	Year ended December 31,
	2008	2009
Operating revenues	$604,098	$556,607
Net income (loss)	(4,346)	(2,248)
Earnings (loss) per common share:
Basic	$(0.18)	$(0.09)
Diluted	$(0.18)	$(0.09)

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Acquisitions and Long-Term Investments: (Continued)

        The CSG historical operating results include the direct costs related to the business and certain allocated costs for services and support functions provided by Verisign, Inc. Included in net income for the years ended December 31, 2008 and 2009 are allocated after tax costs of $17.2 million, or ($0.68) per share, and $4.8 million, or ($0.18) per share, related to those functions, respectively. Because the selected unaudited pro forma consolidated results of operations are based on CSG's operating results during the period when CSG was not under the control, influence or management of TNS, the information presented may not be representative of the results for the periods indicated that would have actually occurred had the acquisition been consummated as of January 1, 2008, nor is it indicative of the future financial or operating results of the combined entity.

        The contribution of CSG to the Company's consolidated results was approximately $160.8 million in revenues and $74.5 million of network service costs for the year ended December 31, 2009. Due to the extent and nature of the integration of CSG's operations into the operations of TNS as well as the overlap with the Company's telecommunication services division, remaining amounts related to the contribution of CSG to the Company's consolidated results are not separately identifiable. Accordingly, the stand alone results of CSG for the year ended December 31, 2009 have not been disclosed.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Acquisitions and Long-Term Investments: (Continued)

reported results for the periods presented. The Company's results of operations include the operating results of this acquisition beginning June 8, 2007.

Long-Term Investments

        In September 2004, the Company made an investment in AK Jensen Group, Limited (AKJ), a company that provides order routing systems and integrated electronic trading solutions to financial software companies and end clients. The Company purchased 94,429 common shares for $1.0 million and obtained representation on AKJ's board of directors. The Company is accounting for this investment under the equity method of accounting as the Company has significant influence over AKJ's operating and financing activities through its representation on the board of directors. Due to timing of the receipt of AKJ's financial statements, the Company is accounting for the income or loss in this equity method investment on a one month lag. For the years ended December 31, 2007, 2008 and 2009 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately, $118,000, $201,000 and $115,000 respectively. In August 2007, the Company sold 10% of its holding in AKJ for a gain of $135,000. This amount is included in equity in net (loss) income of unconsolidated affiliates for the year ended December 31, 2007. As of December 31, 2009, the carrying value of the Company's AKJ investment was approximately $0.4 million.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

4. Balance Sheet Details:

Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	December 31,
	2008	2009
Network equipment and software	$104,922	$178,338
Office furniture and equipment	16,126	22,458
Capitalized software development costs	40,720	50,965
Leasehold improvements	14,521	16,864
Land and buildings	—	10,311
	176,289	278,936

Accumulated depreciation and amortization	(117,494)	(153,340)

Property and equipment, net	$58,795	$125,596

        In December 2008, approximately $1.1 million of capitalized software costs related to the Company's vending platform were impaired following the decision to discontinue the vending product. This charge is included in depreciation and amortization of property and equipment in the accompanying consolidated statement of operations for the year ended December 31, 2008.

        Amortization expense associated with capitalized software was approximately $4.8 million and $5.6 million for the years ended December 31, 2009 and 2008, respectively.

Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (in thousands):

	December 31,
	2008	2009
Customer relationships	$175,644	$317,144
Accumulated amortization	(89,559)	(111,740)

Customer relationships, net	86,085	205,404

Developed technology	86,142	90,942
Accumulated amortization	(62,473)	(66,231)

Developed technology, net	23,669	24,711

Trade names	68,644	68,644
Accumulated amortization	(27,155)	(30,632)

Trade names, net	41,489	38,012

Non-compete agreements	9,955	10,555
Accumulated amortization	(9,387)	(10,007)

Non-compete agreements, net	568	548

Research and development	—	300
Accumulated amortization	—	(50)

Research and development, net	—	250

Identifiable intangible assets, net	$151,811	$268,925

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

4. Balance Sheet Details: (Continued)

        Future scheduled amortization of intangible assets is as follows as of December 31, 2009 (in thousands):

2010	$35,469
2011	32,121
2012	30,263
2013	29,413
2014	28,008
Thereafter	113,651

$268,925

  Accounts Payable, Accrued Expenses and Other Current Liabilities

        Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2009
Accounts payable and accrued network costs	$37,354	$53,604
Accrued sales and use tax	1,554	1,141
Income taxes payable	—	2,975
Accrued legal and professional fees	2,341	1,855
Accrued compensation and benefits	7,754	16,886
Accrued severance and benefits	953	782
Accrued interest	482	2,708
Accrued customer credits	147	1,250
Other accrued expenses	3,604	6,038
Other current liabilities	1,856	2,501

Accounts payable, accrued expenses and other current liabilities	$56,045	$89,740

5. Long-Term Debt:

        Debt consists of the following (in thousands):

	December 31,
	2008	2009
Revolving credit facility	$—	$49,371
Term Loan	178,500	325,000

Total credit facility outstanding	178,500	374,371
Unamortized discount	—	(4,658)

	178,500	369,713
Less: Current portion, net of discount	—	(15,119)

Long-term portion	$178,500	$354,594

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Long-Term Debt: (Continued)

  2007 Credit Facility

        On March 28, 2007, the Company entered into a $240.0 million senior secured credit facility ("2007 Credit Facility") to finance the special cash dividend and to refinance its 2005 amended and restated senior secured credit facility ("2005 Credit Facility"). This facility was refinanced in May 2009.

  May 2009 Credit Facility

        On May 1, 2009, the Company entered into a $423.5 million amended and restated senior secured credit facility (May 2009 Credit Facility) to finance the acquisition of the CSG assets from Verisign, Inc. and to refinance the 2007 Credit Facility. The May 2009 Credit Facility consisted of a fully funded term loan facility with an outstanding principal amount equal to $178.5 million, a new fully funded term loan facility with an outstanding principal amount equal to $230.0 million and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million. Interest on the May 2009 Credit Facility was payable, at the Company's option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%. In no event was the Base Rate to be less than 4.5%, or the LIBOR Rate less than 3.5%.

  November 2009 Credit Facility

        On November 19, 2009 the Company entered into a new secured credit facility (the November 2009 Credit Facility) and refinanced the May 2009 Credit Facility primarily to take advantage of a more favorable interest rate environment. The November 2009 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $325 million (the "Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of $75 million (the "Revolving Facility") of which $49.4 million was funded at closing and was outstanding as of December 31, 2009.

        In connection with the May and November 2009 refinancings and in accordance with the modifications and extinguishments requirements of FASB ASC 470, Debt, the Company recorded pretax losses of approximately $26.9 million which are classified in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2009. These losses resulted from recording the new debt at fair value as of the time of the debt exchange and extinguishing the old term loans at their historical book values, and include the write off of unamortized deferred financing costs and debt discount of $23.6 million. Also included in these losses is a $3.3 million term loan call premium charge paid in November 2009 in connection with the refinancing of the May 2009 Credit Facility. Fair value of the new debt was based on quoted market prices for similar debt issuances. The discount created by recording the new debt at fair value is being amortized using the effective interest method over the life of the November 2009 Credit Facility.

        Payments on the Term Facility are due in quarterly installments over the term beginning March 31, 2010, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility are applied as directed by the Company. In January 2010, the Company made a voluntary payment of $15 million on the Term Facility which was applied against the first $15 million of scheduled loan repayments due in 2010. The outstanding balance on the Revolving Facility is due on November 18, 2014.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Long-Term Debt: (Continued)

        The total scheduled remaining payments on the November 2009 Credit Facility are as follows (in thousands):

2010	$16,250
2011	16,250
2012	16,250
2013	16,250
2014	65,621
Thereafter	243,750

$374,371

        Interest on the outstanding balances under the Revolving Facility is payable, at the Company's option, at a rate equal to the higher of the prime rate announced by SunTrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate ("LIBOR") rate plus 100 basis points (the "Base Rate"), in each case, plus a margin of 3.0% or at LIBOR, plus a margin of 4.0%. Interest on the outstanding balances under the Term Facility is payable, at the Company's option, at the Base Rate plus a margin of 3.0%, or at LIBOR plus a margin of 4.0%. Additionally, in no event will the LIBOR rate be less than 2.0%. The applicable margins on the Revolving Facility and Term Facility are subject to step-downs based on the Company's leverage ratio. The Revolving Facility is subject to an annual commitment fee in an amount equal to between 0.375% and 0.50% (based on the Company's leverage ratio) per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the November 2009 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company's option.

        The weighted average interest rates for the years ended December 31, 2007, 2008 and 2009 were 7.71%, 5.74% and 18.82%, respectively. Excluding the losses on the debt refinancings of $26.9 million, the weighted average interest rate for the year ended December 31, 2009 would have been 10.14%.

        The terms of the November 2009 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company's "excess cash flow" (as such term is defined in the Credit Agreement) depending on the Company's Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million. The Company is permitted to repay borrowings under the November 2009 Credit Facility at any time in whole or in part without premium or penalty.

        The obligations under the November 2009 Credit Facility are unconditionally and irrevocably guaranteed, subject to certain exceptions, by the Company and each existing and future direct and indirect domestic subsidiary of the Company. In addition, the November 2009 Credit Facility is secured, subject to certain exceptions, by a first priority perfected security interest in substantially all of the present and future property and assets (real and personal) of the Company and a pledge of 100% of the Company's capital stock of its respective domestic subsidiaries and 65% of the Company's capital stock of its respective first-tier foreign subsidiaries.

        The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Long-Term Debt: (Continued)

fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of December 31, 2009, the Company is required to maintain a leverage ratio of less than 3.00 to 1.0. The Company's leverage ratio as of December 31, 2009 was 2.4 to 1.0. The maximum leverage ratio declines over the term of the 2009 Credit Facility. Also beginning December 31, 2009 and as of the end of each subsequent quarter for the twelve month period then ended, the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 2.10 to 1.0. The Company's consolidated fixed charge coverage ratio as of December 31, 2009 was 2.2 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of December 31, 2009.

        On closing of the November 2009 Credit Facility, the Company incurred approximately $2.9 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the November 2009 Credit Facility.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stock Compensation and Retirement Plans: (Continued)

grant. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over three or four years.

        As discussed in Note 1, effective January 1, 2006, the Company adopted FASB ASC 718, Compensation—Stock Compensation using the modified prospective transition method. During each of the years ended December 31, 2007, 2008 and 2009, the Company capitalized approximately $0.3 million of stock-based compensation costs for employees working on software developed for internal use during the application and development stage.

        The Company's stock-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated (in thousands):

	Year ended December 31,
	2007(1)	2008	2009
Cost of network services	$1,146	$1,190	$928
Engineering and development	2,095	1,618	1,344
Selling, general and administrative	9,379	8,497	8,174

	$12,620	$11,305	$10,446

(1)
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

The tax benefit related to the Company's stock-based compensation expense was approximately $1.8 million, $3.2 million, and $3.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

        Details of the Company's stock-based compensation plans are discussed below.

        The fair value for stock options granted during the periods were estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2007	2008	2009
Expected term (in years)	5.5	5.5	5.5
Risk-free interest rate	4.7%	3.3%	3.0%
Volatility	48.6%	40.5%	49.0%
Dividend yield	0.0%	0.0%	0.0%

        Expected volatility    The expected volatility is based on the historical volatility of the Company's stock.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stock Compensation and Retirement Plans: (Continued)

        Expected dividend yield    The dividend yield is based on actual dividends expected to be paid over the expected term of the option. In April of 2007, the Company paid a special cash dividend of $4.00 per share. With the exception of this special dividend, the Company has paid no regular dividends and as of this date has no plans to issue regular dividends.

        Expected term    The expected term is based on historical exercise patterns of the Company's stock options. The Company accounts for stock options with graded vesting as a single award with the expected term equal to the average of the expected term of the component vesting tranches and recognizes the related compensation cost on a straight-line basis over the vesting period of the award for awards with only time-vesting requirements and on an accelerated basis for awards with performance vesting requirements.

        Risk-free interest rate The risk-free rate for stock options granted during the period is determined by using U.S. treasury rates of the same period as the expected option term of each option.

Time-Vested Stock Options

        A summary of time-vested option activity under the Plan as of December 31, 2009, and changes during the year then ended, is presented below (in thousands, except share and per share amounts):

	Number of shares	Exercise price per share	Weighted average exercise price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2009	1,175,186	$11.88 – $39.20	$18.69
Granted	8,372	7.00 – 21.90	18.11
Exercised	(381,763)	16.60 – 29.00	25.17
Canceled	(44,552)	7.00 – 39.20	17.77
Outstanding, December 31, 2009	757,243	$7.00 – 39.20	$18.96	$5,232,396	5.45

Exercisable, December 31, 2009	696,119	$7.00 – 39.20	$19.14	$4,704,948	5.27

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stock Compensation and Retirement Plans: (Continued)

        The following table summarizes the weighted-average option information as of December 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.00	1,290	9.16	7.00	210	7.00
$11.88 – $15.68	125,492	7.34	$12.43	101,410	$12.37
$15.69 – $19.60	254,686	3.91	$18.43	243,444	$18.52
$19.61 – $23.52	360,057	5.82	$21.00	335,337	$20.95
$23.53 – $27.44	5,430	5.81	$24.45	5,430	$24.45
$39.20	10,288	3.00	$39.20	10,288	$39.20

$7.00 – $39.20	757,243	5.40	$18.96	696,119	$19.14

        The Company expects 722,410 of the 757,243 options outstanding as of December 31, 2009 to ultimately vest. The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2008 and 2009 was $6.31, $8.32, and $8.70 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2008 and 2009 was approximately $16,000, $2.4 million and $2.7 million, respectively. As of December 31, 2009, there was a total of $0.4 million of unrecognized compensation cost related to time-vested stock options, which is expected to be recognized over a weighted average period of approximately one year.

        During the year ended December 31, 2009, the Company received approximately $8.1million in cash related to the exercise of stock options. The adoption of FASB ASC 718 also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stock Compensation and Retirement Plans: (Continued)

        A summary of performance-based stock options outstanding as of December 31, 2009, and changes during the year then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Aggregate Intrinsic Value	Weighted- average remaining contractual term
Outstanding, January 1, 2009	698,637	$13.30
Granted	—	—
Exercised	(91,160)	27.02
Cancelled	—	—
Outstanding at December 31, 2009	607,477	$13.08	$7,493,005	7.47

Exercisable at December 31, 2009	325,200	$12.72	$4,088,208	7.39

        The following table summarizes the weighted-average option information as of December 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.39	477,652	7.2	$12.39	281,789	$12.39
$16.15	107,535	7.6	$16.15	26,693	16.15
$20.56	22,290	7.1	$20.56	16,718	$20.56

$12.39 – $20.56	607,477	7.2	$13.36	325,200	$13.12

        The Company expects all of the outstanding performance-based options as of December 31, 2009 to ultimately vest. The weighted average grant date fair value of performance-based options granted during the years ended December 31, 2007 and 2008 was $6.23 and $6.78, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2009 was approximately $1.3 million.

        As of December 31, 2009, there was a total of $0.1 million of unrecognized compensation cost related to performance-based stock options, which is expected to be recognized over a weighted average period of approximately two years.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stock Compensation and Retirement Plans: (Continued)

Time-Vested Restricted Stock Units

        The fair value of restricted stock units is determined based on the closing price of the Company's shares at the date of grant. A summary of the status of the Company's time-vested restricted stock units as of December 31, 2009, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2009	557,162	$16.74
Granted	71,250	23.62
Vested	(283,040)	17.83
Forfeited	(11,698)	15.82

Non-vested at December 31, 2009	333,674	$17.37

        The Company expects 318,325 of the 333,674 restricted stock units outstanding as of December 31, 2009 to ultimately vest. The total fair value of shares vested (measured as of the vesting date) during the years ended December 31, 2007, 2008 and 2009 was $2.9 million, $6.0 million and $4.8 million, respectively. As of December 31, 2009, there was $4.2 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately one year.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Stock Compensation and Retirement Plans: (Continued)

        A summary of performance-based restricted stock units outstanding as of December 31, 2009, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Balance at January 1, 2009	289,847	$16.41
Granted(1)	302,560	16.85
Cancelled	—	—
Vested	(119,474)	13.76

Balance at December 31, 2009	472,933	$15.99

(1)
Represents 100% of the targeted payout for the 2009 long-term incentive plan, the results of which were approved by the Company's board of directors in February 2010.

        The Company expects all of the outstanding performance-based restricted stock units as of December 31, 2009 to ultimately vest. The total value of shares vested (measured as of the vesting date) during the years ended December 31, 2007, 2008 and 2009 was $0.4 million, $1.3 million and $1.0 million, respectively. As of December 31, 2009, there was a total of $2.6 million of unrecognized compensation cost related to performance-based restricted stock units, which is expected to be recognized over a weighted average period of approximately three years.

Retirement Savings Plan

        During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 20.0 percent of their salary, and the Company may match up to a maximum of the amount contributed by the employee during the 401(k) Plan year. Profit-sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2007, 2008 and 2009, the Board of Directors approved contributions of approximately $0.6 million, $0.4 million and $0.7 million, respectively, to the 401(k) Plan.

7. Severance and Restructuring Costs

        In August 2006, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2006 Restructuring Plan). In connection with the 2006 Restructuring Plan, the Company incurred approximately $5.6 million of severance associated with its workforce reduction, of which $4.2 million was included in selling, general and administrative expense, $0.8 million was included in engineering and development expense and $0.6 million was included in cost of network services in the consolidated statement of operations for the year ended December 31, 2006 which is not included in this report. Of the total $5.6 million in severance, $5.0 million related to the Company's U.S. operations and $0.6 million related to its International Services Division operations.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

7. Severance and Restructuring Costs (Continued)

        During 2007, the Company incurred an additional $3.0 million in severance and benefits. Of the total, $3.0 million in severance and benefits, $2.7 million is included in selling, general and administrative expense and $0.3 million is included in engineering and development expense in the accompanying consolidated statement of operations for the year ended December 31, 2007.

        During 2008, the Company incurred an additional $1.2 million in severance and benefits, which is included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2008.

        During 2009, the Company incurred an additional $2.0 million in severance and benefits, which is included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2009.

        A summary of the liability for the Company's severance and benefits obligation is as follows (in thousands):

	2007	2008	2009
Balance as of January 1	$4,778	$4,216	$953
Severance and benefits from executive departures	3,004	1,209	2,011
Accretion of liability due to the passage of time	169	59	3

Total restructuring costs	7,951	5,484	2,967
Effects of foreign currency translation	142	25	(12)
Cash paid	(3,877)	(4,556)	(2,173)

Balance as of December 31	$4,216	$953	$782

        The above severance and benefits expenses are based on estimates that are subject to change. The remaining cash expenditures relating to the severance and benefits will be paid through 2010. As of December 31, 2009, the liability for severance and benefits was classified as accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheet.

8. Income Taxes:

        The components of income (loss) before income tax (provision) benefit and equity in net loss of unconsolidated affiliate are as follows (in thousands):

	Year ended December 31,
	2007	2008	2009
U.S.	$(33,274)	$7,164	$(30,293)
Non-U.S.	30,402	5,729	21,572

Income (loss) before income tax (provision) benefit and equity in net loss of unconsolidated affiliate	$(2,872)	$12,893	$(8,721)

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

8. Income Taxes: (Continued)

        The components of the Company's income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2007	2008	2009
Current provision:
U.S.	$143	$883	$434
Non-U.S.	10,579	3,370	5,474

	10,722	4,253	5,908

Deferred provision (benefit):
U.S.	(7,921)	5,221	(11,183)
Non-U.S.	(2,215)	(261)	(1,502)

	(10,136)	4,960	(12,685)

Total income tax provision (benefit)	$586	$9,213	$(6,777)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2008 consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$781	$47	$828
Accrued expenses	1,556	179	1,735
Deferred revenue	2,495	566	3,061
Intangible assets	3,788	—	3,788
Depreciation and amortization of property and equipment	5,787	954	6,741
Stock-based compensation	2,328	—	2,328
Equity in net loss of unconsolidated affiliates	1,407	—	1,407
Foreign tax credits	2,541	—	2,541
Other assets	128	293	421
Net operating loss carryforwards	14,906	4,264	19,170
Capital loss carryforwards	1,723	—	1,723

	37,440	6,303	43,743
Less—valuation allowance	(5,671)	(4,264)	(9,935)

	31,769	2,039	33,808

Deferred tax liabilities:
Prepaid expenses	(1,267)	—	(1,267)
Capitalized software development costs	(11,570)	—	(11,570)
Intangible assets	—	(5,445)	(5,445)

	(12,837)	(5,445)	(18,282)

Net deferred tax assets	$18,932	$(3,406)	$15,526

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

8. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2009, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$746	$82	$828
Accrued expenses	1,670	181	1,851
Deferred revenue	1,805	566	2,371
Intangible assets	4,644	426	5,070
Depreciation and amortization of property and equipment	5,917	989	6,906
Stock-based compensation	3,250	—	3,250
Equity in net loss of unconsolidated affiliates	1,407	—	1,407
Foreign tax credits	2,278	—	2,278
Research and Development tax credits	1,886	—	1,886
Other assets	152	42	194
Net operating loss carryforwards	23,742	4,060	27,802
Capital loss carryforwards	1,723	—	1,723

	49,220	6,346	55,566
Less—valuation allowance	(5,408)	(3,705)	(9,113)

	43,812	2,641	46,453

Deferred tax liabilities:
Prepaid expenses	(1,438)	(141)	(1,579)
Unrealized foreign exchange gains/losses		493	493
Capitalized software development costs	(12,605)	—	(12,605)
Intangible assets	—	(4,103)	(4,103)

	(14,043)	(3,751)	(17,878)

Net deferred tax assets	$29,769	$(1,110)	$28,659

        The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to $11.8 million as of December 31, 2009. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules, however, some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. In addition, the Company has a U.S. loss carryforward of approximately $65.5 million, which will begin to expire in 2025. Approximately $3.5 million of the net operating loss relates to the exercise of stock options and vesting of restricted stock, the benefits of which will be credited to equity when realized. The Company also has a foreign tax credit carryforward of $2.3 million, which will begin to expire in 2015, a research and development tax credit carryforward of $1.9 million which will begin to expire in 2023 and a capital loss carryforward of $4.5 million, which will expire in 2012. The Company has provided a valuation allowance against its deferred tax asset related to certain of its foreign net operating loss carryforwards, all of its foreign tax credit carryforwards, and all of its capital loss carryforwards since, in management's judgment, realization of these tax benefits through future income of the requisite character and prior to their expiration is not more likely than not.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

8. Income Taxes: (Continued)

        Taxes computed at the U.S. statutory federal income tax rate of 34.0 percent are reconciled to the Company's effective income tax rate as follows:

	Year ended December 31,
	2007	2008	2009
U.S. federal taxes at statutory rate	34.0%	34.0%	34.0%
U.S. state taxes (net of federal tax benefit)	6.0	4.3	4.3
Non-U.S. taxes	255.8	1.4	30.6
Valuation allowance	7.6	0.9	6.3
Changes in uncertain tax positions	(114.7)	12.7	6.1
U.S. tax on undistributed foreign earnings	(95.6)	—	—
Stock based compensation expense	(100.2)	10.2	(9.8)
Research and development credit	—	—	16.2
Nondeductible items	(19.2)	9.0	(11.0)

Effective tax rate	(26.3)%	72.5%	76.7%

        The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $73.5 million as of December 31, 2009) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if it sold the Company's interests in the foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

        On January 1, 2007 the Company adopted an amendment to FASB ASC 740, Income Taxes. The adoption and implementation of the amendment resulted in a $0.6 million increase in the liability for unrecognized income tax benefits, which was accounted for as an increase to goodwill as the amounts related to pre-acquisition income tax exposures. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2008	2009
Balance as of January 1	$3,863	$4,749
Additions for tax positions related to the current year	1,584	487
Reductions for settlements	(77)	—
Lapses of applicable statutes of limitation	(285)	(977)
Effects of foreign currency translation	(336)	36

Balance as of December 31	$4,749	$4,294

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2007, 2008 and 2009 the Company recognized approximately $79,000, $299,000 and $(86,000) respectively in interest and penalties relating to its liability for unrecognized income tax benefits. The Company had approximately $420,000 and

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

8. Income Taxes: (Continued)

$334,000 accrued for the payment of interest and penalties at December 31, 2008 and 2009, respectively. The entire balance of unrecognized tax benefits as of December 31, 2009 would impact the effective tax rate if recognized. The Company and its subsidiaries are subject to taxation in the U.S. and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2009.

        It is reasonably possible that the Company's liability for unrecognized tax benefits will decrease in the next 12 months by $0.8 million as a result of the expiration of certain statutes of limitation. In addition, it is also reasonably possible that the Company's liability for unrecognized tax benefits will increase in the next 12 months relating to the structuring of certain U.S. and non-U.S. transactions, the effects of which are still being analyzed.

9. Segment Information:

        The Company classifies its business into two segments: North America and ISD. In addition, the Company's management evaluates revenues for its four business divisions: POS, TSD, FSD and ISD. A significant portion of the Company's North American operating expenses are shared between the POS division, TSD and FSD, and, therefore, management analyzes operating results for these three business divisions on a combined basis.

        Management evaluates the North American and ISD performance on EBITDA before stock compensation expense because operating expenses are distinguishable between North American and ISD operations. The Company defines EBITDA before stock compensation expense as income from operations before depreciation, amortization and stock compensation expense. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for major noncash items. The Company believes that this measure, viewed in addition to and not in lieu of the Company's reported GAAP results, provides additional useful information to the investors regarding the Company's performance and overall operating results exclusive of selected significant non-cash items, as described below. This metric is frequently requested by investors and is also an integral part of the Company's internal reporting to measure the performance of reportable segments and the overall effectiveness of senior management. The Company's definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

        In connection with a reorganization of the Company's divisional management team structure, the Company will begin to report revenues in three business divisions beginning with the three month period ending March 31, 2010. The three business divisions will be the telecommunication services division, the payments division and the financial services division. The Company will no longer separately report ISD.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

9. Segment Information: (Continued)

        Revenue for the Company's two segments is presented below (in thousands):

	Year ended December 31,
	2007	2008	2009
Revenues:
POS	$81,231	$74,450	$76,057
TSD	64,484	67,131	212,744
FSD	40,915	45,874	47,749

Total North America	186,630	187,455	336,550
ISD	138,934	156,536	138,267

Total revenues	$325,564	$343,991	$474,817

        EBITDA before stock compensation expense for North American and ISD operations are reflected below (in thousands):

	Year ended December 31,
	2007	2008	2009
EBITDA before stock compensation expense(i):
North America	$21,200	$26,072	$74,956
ISD	50,512	59,548	48,954

Total EBITDA before stock compensation expense	$71,712	$85,620	$123,910

(i)
Management evaluates the performance of its segments before consideration of certain intercompany transactions. Accordingly these transactions are not reflected in EBITDA by segment. In addition, certain corporate expenses are reflected in the North American segment, consistent with information reviewed by the Company's chief operating decision maker.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

9. Segment Information: (Continued)

        EBITDA before stock compensation expense differs from income (loss) before income taxes and equity in net loss of unconsolidated affiliates reported in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2007	2008	2009
EBITDA before stock compensation expense	$71,712	$85,620	$123,910
Reconciling items:
Stock compensation expense	(12,620)	(11,305)	(10,446)
Depreciation and amortization of property and equipment	(23,114)	(25,286)	(32,247)
Amortization of intangible assets	(25,656)	(25,734)	(32,353)
Interest expense	(16,655)	(10,868)	(58,553)
Interest income	1,105	707	497
Other income (expense), net	2,356	(241)	471

(Loss) income before income tax provision and equity in net loss of unconsolidated affiliates	$(2,872)	$12,893	$(8,721)

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

        The Company's revenues were generated in the following geographic regions (in thousands):

	Year ended December 31,
	2007	2008	2009
North America	$186,630	$187,455	$336,550
Europe	115,244	123,825	108,486
Asia-Pacific	23,690	32,711	29,781

Total revenues	$325,564	$343,991	$474,817

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,
	2008	2009
North America	$182,990	$369,905
Europe	23,408	22,527
Asia-Pacific	15,162	18,670

Total long-lived assets	$221,560	$411,102

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

9. Segment Information: (Continued)

        Total assets are located in the following reporting segments (in thousands):

	December 31,
	2008	2009
North America	$260,213	$506,988
ISD	101,701	96,189

Total assets	$361,914	$603,177

        Goodwill and intangible assets are located in the following reporting segments (in thousands):

	December 31,
	2008	2009
North America	123,668	264,164
ISD	39,097	21,642

Total goodwill and intangible assets	$162,765	$285,506

        Capitalized expenditures were made in the following reporting segments (in thousands):

	Year ended December 31,
	2008	2009
North America	$22,910	$32,851
ISD	9,137	7,787

Total	$32,047	$40,638

10. Commitments and Contingencies:

Operating Leases

        The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through July 2018. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $8.5 million, $8.1 million and $10.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Commitments and Contingencies: (Continued)

        Future minimum commitments under the Company's operating leases are as follows for each of the years ended December 31 (in thousands):

2010	$10,604
2011	8,037
2012	6,155
2013	3,957
2014	2,038
Thereafter	6,771

$37,562

        On September 21, 2005, the Company entered into a lease to rent office space in the United Kingdom with a company that is majority owned by a Company executive. Prior to entering into this lease, the Company obtained an independent evaluation confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,350 and expires on September 20, 2017. During the years ended December 31, 2007, 2008 and 2009, the Company made payments of £105,400, £105,400 and £105,400, respectively, related to this operating lease.

        The following is a schedule by year of future minimum rental payments due under this operating lease agreement (in thousands):

2010	£105
2011	105
2012	105
2013	105
2014	105
Thereafter	290

£815

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

Significant Customers and Suppliers

        A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the years ended December 31, 2007, 2008 and 2009, there were no customers that accounted for more than 10 percent of the Company's consolidated revenues. For the years ended December 31, 2007, 2008 and 2009, the Company derived approximately 22.2%, 16.7% and 15.7% respectively, of its consolidated revenues from its five largest customers.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Commitments and Contingencies: (Continued)

        Certain key components used in the Company's network are currently available only from limited sources. The Company has entered into long term contracts with two vendors for the provision of network equipment and the maintenance of hardware and software utilized on our network. The future minimum commitment relating to these contracts is as follows (in thousands):

2010	$8,167
2011	2,600
2012	331
2013	—
2014	—
Thereafter	—

$11,098

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

11. Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$84,215	$90,148	$88,629	$81,089
Cost of network services	40,707	42,225	41,274	38,217
Net (loss) income	1,601	1,026	1,887	(1,036)
Basic and diluted net (loss) income per common share	$0.07	$0.04	$0.08	$(0.04)
Diluted net (loss) income per common share	$0.06	$0.04	$0.07	$(0.04)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$75,266	$121,950	$140,105	$137,496
Cost of network services	36,790	58,314	64,940	64,453
Net (loss) income	(24)	453	3,204	(5,692)
Basic net (loss) income per common share	$(0.00)	$0.02	$0.13	$(0.22)
Diluted net (loss) income per common share	$(0.00)	$0.02	$0.12	$(0.22)

        Included in net income for the three months ended March 31, 2008, is a $0.6 million gain, or $0.03 per share, related to a sales tax settlement. Included in net income for the three months ended September 30, 2008, is a $0.4 million charge, or $0.02 per share, related to severance expense. Included in net loss for the three months ended December 31, 2008, is a $0.3 million charge, or $0.01 per share, related to severance expense, a $1.2 million charge, or $0.05 per share, related to the accelerated amortization of customer relationship intangibles and a $0.7 million charge, or $0.03 per share, for the impairment of capitalized software development costs related to the Company's vending platform.

        Included in net income for the three months ended June 30, 2009 is a $1.0 million charge, or $0.04 per share, related to acquisition costs that were expensed in accordance with FASB ASC 805, Business Combinations and a write off of $1.0 million, or $0.04 per share, of deferred financing fees related to the 2007 Credit Facility following the completion of the May 2009 Credit Facility. Included in net income for the three months ended September 30, 2009 is a $1.0 million charge, or $0.05 per share, related to severance expense. Included in net loss for the three months ended December 31, 2009, is a $15.6 million loss on debt extinguishment, or $0.59 per share, related to the May 2009 Credit Facility following the completion of the November 2009 Credit Facility, and a $0.3 million charge, or $0.01 per share, related to the accelerated amortization of certain customer relationship intangible assets.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

8A    Controls and Procedures

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

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2009, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Communications Services Group (CSG), which was acquired on May 1, 2009. The revenues of CSG, which are included in the 2009 consolidated financial statements of TNS, Inc. starting on May 1, 2009, represented approximately 34% of the Company's total revenues for the year ended December 31, 2009. Due to the timing of this acquisition and as permitted by SEC guidance, management excluded CSG from its December 31, 2009 assessment of internal control over financial reporting.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued its report on the effectiveness of our internal control over financial reporting, a copy of which appears on page 54 of this annual report.

        There have been no changes during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure Controls

        The Company also maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive

Officer (CEO), Chief Operating Officer (COO), Chief Financial Officer (CFO), and Chief Accounting Officer (CAO), as appropriate, to allow timely decisions regarding required financial disclosure.

        Our management, under the supervision and with the participation of our CEO, COO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2009. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, COO, CFO and CAO, concluded that as of December 31, 2009, the Company's disclosure controls and procedures were effective.

        On May 1, 2009, the Company completed its acquisition of CSG. Management has considered the CSG acquisition material to the results of operations, cash flows and financial position from the date of acquisition through December 31, 2009 and believes that the internal controls and procedures of CSG have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude CSG from its December 31, 2009 assessment of and report on internal controls over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of CSG into the overall assessment of and report on internal controls over financial reporting for December 31, 2010. There have been no other changes during the year ended December 31, 2009 covered by this report in the Company's internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

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

Item 8B.    Other Information

        None.

PART III

        Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2010Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 9.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

        Set forth below is certain information about our executive officers:

Name	Age	Title
Henry H. Graham, Jr.	59	Chief Executive Officer and Director
Michael Q. Keegan	43	Chief Operating Officer
Dennis L. Randolph, Jr.	30	Executive Vice President, Chief Financial Officer and Treasurer
Mark G. Cole	44	Executive Vice President, Chief Network Officer
Craig E. Conway	45	Executive Vice President, Chief Technology Officer
Raymond Low	53	Executive Vice President, Payments Division
James T. McLaughlin	43	Executive Vice President, General Counsel and Secretary
Alan R. Schwartz	48	Executive Vice President, FSD
David A. Neal	37	Senior Vice President and Chief Accounting Officer

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

        Michael Q. Keegan has served as our Chief Operating Officer since January 2007. Mr. Keegan was our Chief Administrative Officer, General Counsel and Secretary from October 2006 to December 2006. From September 2003 to September 2006, Mr. Keegan was our Executive Vice President, General Counsel and Secretary. From April 2001 to September 2003, Mr. Keegan was our Senior Vice President, General Counsel and Secretary. Prior to joining TNS, Mr. Keegan was the Executive Vice President, General Counsel and Secretary of Internet Partnership Group (US), Inc. Mr. Keegan began his career in New York as a corporate associate at the law firm of LeBoeuf, Lamb, Greene and MacRae, L.L.P. Mr. Keegan has a B.A. from the University of Notre Dame and a J.D. from the University of Virginia School of Law.

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

        Craig E. Conway has served as our Executive Vice President, Chief Technology Officer since October 2009. Mr. Conway was a principal of CTC, Inc. from April 2009 to October 2009. From October 2007 to April 2009 Mr. Conway was Chief Technology Officer of the Financial Services business of First Data Corporation. From September 2006 to September 2007, Mr. Conway was Senior Vice President and General Manager of Prepaid Services of First Data Corporation. From 2004 to September 2006 Mr. Conway held various positions with First Data Corporation. From 2000 to 2004 Mr. Conway was Senior Vice President of Technology and Operations for Concord EFS, Inc. Mr. Conway has a B.B.A. and M.B.A from Temple University.

        Mark G. Cole has served as our Executive Vice President, Chief Network Officer since November 2009. Mr. Cole was our Executive Vice President, Network Operations from October 2006 to September 2009. Mr. Cole was previously our Senior Vice President of Network Operations from April 2001 to October 2006. From March 2000 to April 2001, Mr. Cole was the Senior Vice President—Operations of Transaction Network Services, Inc. From July 1999 to March 2000, Mr. Cole was the Vice President, Network Control Center of Transaction Network Services, Inc. From February 1999 to July 1999, Mr. Cole was the Senior Director, Network Control Center of Transaction Network Services, Inc. From March 1996 to February 1999, Mr. Cole was the Director, Network Control Center of Transaction Network Services, Inc. Before that, Mr. Cole served Transaction Network Services, Inc. in various positions since April 1992. Mr. Cole's communication training originated with the U.S. Army, where he held several supervisory and technical positions.

        Alan R. Schwartz has served as our Executive Vice President of FSD since November 2007. From December 2005 to October 2007, Mr. Schwartz was our Executive Vice President and General Manager of the Financial Services Division. From April 2001 to November 2005, Mr. Schwartz was our Senior Vice President of the Financial Services Division. From November 1999 to April 2001, Mr. Schwartz was the Senior Vice President and General Manager of the Financial Services Division of Transaction Network Services, Inc. From July 1998 to November 1999, Mr. Schwartz was Director of Sales of the Financial Services Division of Transaction Network Services, Inc. Before that, Mr. Schwartz worked in various positions at Datastream International where he was the Vice President and Country Manager (North America) when he left in July 1998. Mr. Schwartz has a M.B.A. from the Leonard N. Stern School of Business at New York University and a B.S. in Business Administration from Boston University.

        Raymond Low has served as our Executive Vice President, Payments Division since October 2009. Mr. Low was our President from October 2006 to September 2009 and President of the International Services Division from January 2006 to September 2006. From April 2001 to December 2005, Mr. Low was Senior Vice President and Managing Director of Transaction Network Services (UK) Ltd. From

March 2000 to March 2001, Mr. Low was Senior Vice President and Managing Director of eBusiness International Operations of PSINet, Inc. From September 1998 to February 2000, Mr. Low was Managing Director of Transaction Network Services (UK) Ltd. Before that Mr. Low held several management positions with Imminus Ltd. and HSBC (formerly Midland Bank).

        David A. Neal has served as our Senior Vice President and Chief Accounting Officer since March 2007. From February 2005 to February 2007 Mr. Neal was our Financial Controller for the International Services Division. From October 2000 to January 2005, Mr. Neal was a Director with KPMG, Chartered Accountants in Dublin, Ireland. Mr. Neal qualified as a Chartered Accountant in Australia and has a business degree from the University of Technology, Sydney and a Master of Taxation degree from the University of New South Wales, Australia.

Item 10.    Executive Compensation

        The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters

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

PART IV

Item 14.    Exhibits and Financial Statement Schedules

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

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules

    Schedule II—Valuation of Qualifying Accounts

    All other schedules are omitted because they not applicable

  3.
  Exhibits:

2.1	Asset Purchase Agreement, dated March 2, 2009, by and between Transaction Network Services, Inc. and VeriSign, Inc.(14)
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Form of Amended and Restated Bylaws of the Registrant.(2)
4.2	Form of Amended and Restated Registration Rights Agreement.(1)
4.9
Amended and Restated Credit Agreement, dated May 1, 2009, by and among Transaction Network Services, Inc., as borrower, TNS, Inc., as a credit party, SunTrust Bank, as agent, co-administrative agent, L/C issuer and a lender, General Electric Capital Corporation, as co-administrative agent and a lender, Bank of America, N.A., as syndication agent, the other financial institutions party thereto, as lenders, SunTrust Robinson Humphrey, Inc., as joint lead arranger and sole bookrunner, and GE Capital Markets, Inc., as joint lead arranger.(15)
4.10
Credit Agreement, dated November 19, 2009, by and among Transaction Network Services, Inc., as borrower, TNS, Inc., as a credit party, and SunTrust Bank, as agent, swing line lender, L/C issuer and a lender, the other financial institutions party thereto, as lenders, SunTrust Robinson Humphrey, Inc., as sole lead arranger and bookrunner.(16)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of TNS, Inc. and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

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

(10)
Incorporated by reference to Exhibit 99.3 to Registrant's current report on Form 8-K filed August 8, 2007.

(11)
Incorporated by reference to corresponding Exhibit 10.29 to the Registrant's quarterly report on Form 10-Q filed May 10, 2007.

(12)
Incorporated by reference to corresponding Exhibit 10.31 to the Registrant's quarterly report on Form 10-Q filed August 9, 2007.

(13)
Incorporated by reference to corresponding exhibit to the Registrant's current report on Form 8-K filed August 8, 2007.

(14)
Incorporated by reference to corresponding exhibit to the Registrant's current report on Form 8-K filed March 4, 2009.

(15)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed May 4, 2009.

(16)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed November 23, 2009.

(b)
Financial Statement Schedules.

TNS, INC.
Schedule II—Valuation and Qualifying Accounts

	Additions
	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities	Deductions(1)	Balance at end of period
			(in thousands)
For the year ended December 31, 2009:
Allowance for doubtful accounts	$3,631	$2,278	$2,315	$(2,205)	$6,019
For the year ended December 31, 2008:
Allowance for doubtful accounts	$3,093	$1,417	$—	$(879)	$3,631
For the year ended December 31, 2007:
Allowance for doubtful accounts	$6,435	$1,074	$184	$(4,600)	$3,093

(1)
Represents write-offs of amounts deemed uncollectible.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: March 15, 2010	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010:

Signature	Title

/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr.	Chief Executive Officer and Director
/s/ JOHN B. BENTON John B. Benton	Director
/s/ STEPHEN X. GRAHAM Stephen X. Graham	Director
/s/ JAY E. RICKS Jay E. Ricks	Director
/s/ JOHN V. SPONYOE John V. Sponyoe	Director
/s/ THOMAS E. WHEELER Thomas E. Wheeler	Director
/s/ DENNIS L. RANDOLPH, JR. Dennis L. Randolph, Jr.	Chief Financial Officer (Principal Financial Officer)
/s/ DAVID A. NEAL David A. Neal	Controller (Principal Accounting Officer)

REQUIRED CERTIFICATIONS

        The Company has included as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal year 2009 filed with the Securities and Exchange Commission certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company's public disclosure, and the Company has submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.