Form 10-Q
period 2010-03-31
TNS INC
filed 2010-05-10
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Shares Outstanding as of April 1, 2010

26,064,284 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,480	$32,357
Accounts receivable, net of allowance for doubtful accounts of $6,019 and $4,159, respectively	97,834	83,903
Prepaid expenses	8,207	8,249
Deferred tax assets	7,355	7,349
Other receivables	12,180	5,587
Other current assets	4,872	4,168
Total current assets	162,928	141,613
Property and equipment, net	125,596	123,198
Identifiable intangible assets, net	268,925	257,437
Goodwill	16,581	16,361
Deferred tax assets, net	24,720	24,619
Other assets	4,427	4,543
Total assets	$603,177	$567,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$89,740	$68,200
Deferred revenue	13,970	12,751
Current portion of long-term debt, net of discount	15,119	5,233
Total current liabilities	118,829	86,184
Long-term debt, net of current portion and discount	354,594	349,890
Deferred tax liabilities	3,416	3,281
Other liabilities	4,998	9,565
Total liabilities	481,837	448,920

Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,957,444 shares issued and 25,795,767 shares outstanding and 26,122,963 shares issued and 26,064,284 shares outstanding, respectively	26	26
Treasury stock, 161,677 shares and 58,679 shares, respectively	(2,439)	(1,373)
Additional paid-in capital	168,780	168,360
Accumulated deficit	(42,859)	(41,750)
Accumulated other comprehensive loss	(2,168)	(6,412)
Total stockholders’ equity	121,340	118,851
Total liabilities and stockholders’ equity	$603,177	$567,771

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2009	2010
Revenues	$75,266	$129,575
Operating expenses:
Cost of network services, exclusive of the items shown separately below	36,790	63,138
Engineering and development	6,407	9,471
Selling, general, and administrative	17,756	27,607
Depreciation and amortization of property and equipment	5,834	10,252
Amortization of intangible assets	5,605	11,329
Total operating expenses	72,392	121,797
Income from operations	2,874	7,778
Interest expense	(1,451)	(6,140)
Interest income	50	136
Other income, net	20	2,801
Income before income tax provision and equity in net loss of unconsolidated affiliate	1,493	4,575
Income tax provision	(1,487)	(3,401)
Equity in net loss of unconsolidated affiliate	(30)	(65)
Net (loss) income	$(24)	$1,109

Basic and diluted net (loss) income per common share	$(0.00)	$0.04
Basic weighted average common shares outstanding	25,127,069	25,926,603
Diluted weighted average common shares outstanding	25,127,069	26,717,477

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31
	2009	2010
Cash flows from operating activities:
Net (loss) income	$(24)	$1,109
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	5,834	10,252
Amortization of intangibles	5,605	11,329
Loss on disposal of property and equipment	(1)	107
Deferred income tax provision (benefit)	2,951	(455)
Amortization of deferred financing costs	106	653
Equity in net loss of unconsolidated affiliate	30	65
Stock compensation expense	2,004	2,215
Changes in operating assets and liabilities:
Accounts receivable, net	(537)	14,491
Other current assets	292	7,437
Other noncurrent assets	(185)	(418)
Accounts payable and accrued expenses	(10,234)	(13,184)
Deferred revenue	(943)	(1,257)
Other noncurrent liabilities	(1,220)	(4,394)
Net cash provided by operating activities:	3,678	27,950

Cash flows from investing activities:
Purchases of property and equipment	(5,824)	(7,969)
Net cash used in investing activities:	(5,824)	(7,969)

Cash flows from financing activities:
Repayments of long-term debt	—	(15,000)
Proceeds from stock option exercises, inclusive of tax benefit	—	938
Payment of long-term debt financing costs	(75)	—
Purchase of treasury stock	(590)	(2,507)
Net cash used in financing activities:	(665)	(16,569)
Effect of exchange rates on cash and cash equivalents	(1,012)	(3,535)
Net decrease in cash and cash equivalents	(3,823)	(123)
Cash and cash equivalents, beginning of period	38,851	32,480
Cash and cash equivalents, end of period	$35,028	$32,357

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,484	$5,949
Cash paid for income taxes	$1,523	$1,159

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the domestic telecommunications industry and of secure data network services to the global financial services industry. TNS’ data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers’ operations. The Company’s customers outsource their data communication requirements to TNS because of the Company’s expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 40 countries including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region.

The company provides services to customers through a data network. The network supports a variety of widely accepted communications protocols and is designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless, fixed broadband and internet connections. The company has customers in over 40 countries, including the United States, Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region.

The company provides networking, data communications and other application-based services to the payment, telecommunication, and financial services industries.  The payment division delivers data network connectivity, including broadband and IP connectivity, as well as card-present and card-not-present services in support of various card-based transactions to payment processors, banks and other financial institutions throughout the world.  The telecommunication services division provides call signaling network services, and database access services, including caller-name identification to  domestic telecommunication companies.  The telecommunications service division also provides roaming and clearing services to both domestic and international mobile phone operators.  The financial services division provides data networking connectivity to the global financial community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2009.

Capital Structure

During the three months ended March 31, 2010, the Company issued 69,145 shares of common stock following the exercise of stock options and 301,871 shares of common stock following the vesting of restricted stock units, of which 102,499 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 205,497 treasury shares during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company issued 220,453 shares of common stock following the vesting of restricted stock units, of which 76,377 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.

Acquisitions

On March 2, 2009, the Company entered into an Asset Purchase Agreement (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller’s Communications Services Group (CSG). On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement. The initial purchase price was approximately $226.2 million in cash and subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were made resulting in a $4.5 million increase in the purchase price to $230.7 million. The Company funded the transaction through a new $230 million term loan facility as part of its 2009 Credit Facility (see Note 2). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. The Company is integrating CSG into its telecommunications services division. In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million, of which $0.6 million were incurred during the three months ended March 31, 2009. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The acquisition of CSG has been accounted for as a business combination under FASB ASC 805, Business Combinations. The Company has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within twelve months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of net identifiable assets acquired and goodwill.

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

The purchase price for CSG was allocated, on a preliminary basis, as follows (in thousands):

Amount
Purchase price allocation:
Accounts receivable	$34,766
Prepaid expenses	2,963
Property and equipment	44,287
Land and buildings	10,034
Goodwill	4,633
Identifiable intangible assets
Customer relationships	141,500
Developed technology	4,800
Non competition agreements	600
Research and development	300
Total assets	243,883
Accounts payable, accrued expenses and other current liabilities	(13,227)
Total purchase price	$230,656

The amounts allocated to property and equipment are being depreciated on a straight line basis over their weighted average estimated useful lives of 4 years. The amount allocated to buildings is being depreciated on a straight line basis over their estimated useful lives of 39 years. The customer relationships included in intangible assets are being amortized on a straight line basis over 9 years and other intangible assets are being amortized on a straight line basis over 2 to 4 years. The goodwill of $4.6 million is expected to be deductible for income tax purposes.

The weighted average amortization period by each major class of assets and in total is as follows (in years):

Weighted average amortization period
Customer relationships	9
Developed technology	4
Non competition agreements	2
Research and development	4
Total weighted average amortization period	8.8

The allocation of the purchase price for CSG has not been finalized as of March 31, 2010 as certain information required to confirm the assumptions used in the initial valuation of the acquired assets and liabilities remains outstanding.

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

The following unaudited pro forma consolidated results of operations assume that the acquisition of CSG was completed as of January 1, 2009 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2009	2010
Operating revenues	$135,165	$129,575
Net income (loss)	(1,944)	1,109
Earnings (loss) per common share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04

The CSG historical operating results include the direct costs related to the business and certain allocated costs for services and support functions provided by Verisign, Inc. Included in net income for the quarter ended March 31, 2009 are allocated after tax costs of $4.2 million, or ($0.16) per share related to those functions. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2009, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

Due to the extent and nature of the integration of CSG’s operations into the operations of TNS as well as the overlap with the Company’s telecommunication services division, amounts related to the contribution of CSG to the Company’s consolidated results are not separately identifiable. Accordingly, the stand alone results of CSG for the three months ended March 31, 2010 have not been disclosed.

Goodwill, intangible and other long-lived assets

The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350, Intangibles—Goodwill and Other (ASC 350). Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. The Company has elected to perform the impairment test annually as of October 1 of each year. An interim goodwill impairment test is performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If facts and circumstances indicate goodwill may be impaired, the Company performs a recoverability evaluation based upon a determination of fair value.

In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, the Company reviews long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company will assess whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition. For the Company’s customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. During the three months ended March 31, 2009 and 2010, the Company accelerated amortization on a portion of customer relationship intangible assets by $0.2 million and $1.9 million, respectively, due to the loss of certain customers or certain declines in expected revenues. As a result, these customer relationship intangible assets held as of March 31, 2009 and 2010, with carrying amounts of $0.2 million and $2.8 million, respectively,  were written down to their fair values of $0.0 million and $0.9 million.

The calculation of fair value in accordance with ASC 350 and 360 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. The Company’s estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of the Company’s long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management’s judgments regarding the allowance for doubtful accounts, future cash flows from long-lived assets, accrued expenses for probable losses and estimates of the fair value of assets and liabilities assumed in business acquisitions. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue.

Payments revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s network, between payment processors and Point of Sale (POS) or ATM terminals and monthly recurring fees for broadband and wireless offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per message fees charged for database access, call validation and roaming and clearing services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s network as well as dedicated bandwidth usage.

The Company considers the criteria established primarily by FASB ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk.

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

Cost of Network Services

Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges, activation charges and compensation paid to the providers of calling name and line information database records. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The compensation charges paid to the providers of calling name and line information database records are based on a percentage of query revenue generated from the Company’s customers accessing those records. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company’s data networks. These costs are expensed by the Company as incurred. The Company recognizes a liability for telecommunications charges based upon network services utilized at historical invoiced rates. Direct costs of installations are deferred and amortized over the customer’s contracted service period, generally three years.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of March 31, 2010, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

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

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2009	2010
Cost of network services	$252	$199
Engineering and development	370	311
Selling, general and administrative	1,382	1,705
	$2,004	$2,215

As of March 31, 2010, there was a total of $10.9 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended March 31, 2010 the Company granted 669 stock options and 11,561 restricted stock units at weighted average estimated fair values of  $11.43 and $24.02, respectively. During the three months ended March 31, 2009, the Company granted 2,000 options and 5,050 restricted stock units at weighted average estimated fair values of $3.33 and $7.00, respectively. As of March 31, 2010, there was a total of $3.5 million of unrecognized compensation expense related to these awards, which is included in the $10.9 million total unrecognized compensation cost mentioned above.

Performance-Based Awards

Performance-based awards are tied to the Company’s annual performance against pre-established internal targets for revenues and adjusted earnings per share, based upon the Company’s actual performance over the performance period. The Company uses the Black Scholes option pricing model to determine the grant date fair value of any performance-based stock options. The Company uses the market price of the Company’s stock on the date of grant to determine the fair value of any performance-based restricted stock units. Performance-based awards are also subject to vesting requirements, and generally vest in installments over three or four years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied. The Company recognizes compensation cost on these performance based awards using an accelerated attribution method.

In April 2009 the Company put in place a long-term performance-based stock compensation plan (the 2009 Equity Performance Plan). Based upon the Company’s performance in 2009, the results of which were approved by the Company’s board of directors in February 2010, the plan participants earned 100% of the potential payout under the Company’s 2009 Equity Incentive Plan.  The total number of awards issued under the Company’s 2009 Equity Performance Plan was 311,500 restricted stock units which represented 100% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $16.85.  As of March 31, 2010, there was a total of $1.9 million of unrecognized compensation expense related to these performance based awards which is included in the $10.9 million total unrecognized compensation cost mentioned above.

In February 2010 the Company put in place a long-term performance-based stock compensation plan (the 2010 Equity Performance Plan). The total number of awards that would be issued under the Company’s 2010 Equity Performance Plan, assuming that the target payout level was achieved, would be 235,086 restricted stock units. The potential payout under the 2010 Equity Incentive Plan will range from 0% to 150% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $23.66. As of March 31, 2010, there was a total of $5.2 million of unrecognized compensation expense related to these performance based awards which is included in the $10.9 million total unrecognized compensation cost mentioned above.

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

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands) as of March 31, 2009 and 2010, respectively.

Balance as of January 1, 2009	$4,749
Additions for tax positions related to the current period	163
Effects of foreign currency translation	(315)
Balance as of March 31, 2009	$4,597

Balance as of January 1, 2010	$4.294
Additions for tax positions related to the current period	3,549
Balance as of March 31, 2010	$7,843

The entire balance of unrecognized tax benefits as of March 31, 2010 would impact the effective tax rate if recognized.

The Company records interest and penalties related to income taxes as components of the income tax provision, which totaled $0 and $47,000 for the three months ended March 31, 2009 and 2010, respectively. Of the $7.9 million liability for unrecognized income tax benefits as of March 31, 2010, the Company’s accrual for potential interest and penalties associated with uncertain tax positions was $381,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

It is reasonably possible that the Company’s liability for unrecognized tax benefits will decrease in the next 12 months by $0.8 million as a result of the expiration of certain statutes of limitation.

The Company’s effective tax rate for the three months ended March 31, 2009 and 2010 of 101.7% and 75.4%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, U.S. tax expense on undistributed foreign earnings, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, which is effective for interim or annual periods beginning on or after June 15, 2009. The standard establishes principles and requirements for subsequent events, including disclosure of the date through which an entity has evaluated subsequent events. We adopted FASB ASC 855 effective September 30, 2009 and the adoption of the standard did not significantly impact our financial statements.

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

Effective March 31, 2010, the Company adopted Accounting Standards Update No. 2010-09, which is included “Statement of Financial Accounting Standards No, 855 — Subsequent Events.” (ASU 2010-09).  ASU 2010-09 was issued on February 24, 2010 and removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, due to potential conflicts with current SEC guidance. ASU 2010-10 is effective upon issuance for interim and annual reporting periods. The adoption of this standard did not significantly impact our financial statements.

Effective March 31, 2010, the Company adopted Accounting Standards Update No. 2010-06, which is included “Statement of Financial Accounting Standards No, 820 — Fair Value Measurement and Disclosures.” (ASU 2010-06).  ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard on January 1, 2010 did not significantly impact our financial statements.

2.             Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2009	March 31, 2010
Revolving credit facility	$49,371	$49,371
Term Loan	325,000	310,000
Total credit facility outstanding	374,371	359,371
Unamortized discount	(4,658)	(4,248)
	369,713	355,123
Less: Current portion, net of discount	(15,119)	(5,233)
Long-term portion	$354,594	$349,890

November 2009 Credit Facility

On November 19, 2009 the Company entered into a new secured credit facility (the November 2009 Credit Facility) and refinanced the May 2009 Credit Facility primarily to take advantage of a more favorable interest rate environment. The November 2009 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $325 million (the “Term

Facility”) and a senior secured revolving credit facility in an aggregate principal amount of $75 million (the “Revolving Facility”) of which $49.4 million was funded at closing and outstanding as of December 31, 2009 and March 31, 2010.

Payments on the Term Facility are due in quarterly installments over the term beginning March 31, 2010, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility are applied as directed by the Company. In January 2010, the Company made a voluntary payment of $15 million on the Term Facility. In April 2010 the Company made a voluntary payment of $9 million on the Revolving Facility. The outstanding balance on the Revolving Facility is due on November 18, 2014.

The total scheduled remaining payments on the November 2009 Credit Facility are as follows (in thousands):

2010	$1,250
2011	16,250
2012	16,250
2013	16,250
2014	65,621
Thereafter	243,750
$359,371

Interest on the outstanding balances under the Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the prime rate announced by SunTrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate (“LIBOR”) rate plus 100 basis points (the “Base Rate”), in each case, plus a margin of 3.0% or at LIBOR, plus a margin of 4.0%. Interest on the outstanding balances under the Term Facility is payable, at the Company’s option, at the Base Rate plus a margin of 3.0%, or at LIBOR plus a margin of 4.0%. Additionally, in no event will the LIBOR rate be less than 2.0%. The applicable margins on the Revolving Facility and Term Facility are subject to step-downs based on the Company’s leverage ratio. The Revolving Facility is subject to an annual commitment fee in an amount equal to between 0.375% and 0.50% (based on the Company’s leverage ratio) per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the November 2009 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.

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

The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of March 31, 2010, the Company is required to maintain a leverage ratio of less than 3.0 to 1.0. The Company’s leverage ratio as of March 31, 2010 was 2.4 to 1.0. The maximum leverage ratio declines over the term of the 2009 Credit Facility. Also beginning December 31, 2009 and as of the end of each subsequent quarter for the twelve month period then ended, the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company’s consolidated fixed charge coverage ratio as of March 31, 2010 was 2.5 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of March 31, 2010.

On closing of the November 2009 Credit Facility, the Company incurred approximately $2.9 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the November 2009 Credit Facility.

3.             Comprehensive Income

The components of comprehensive income, net of tax effect are as follows (in thousands):

	Three months ended
	March 31,
	2009	2010
Net (loss) income	$(24)	$1,109
Foreign currency translation adjustments	(2,252)	(4,244)
Total comprehensive loss	$(2,276)	$(3,135)

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

The treasury stock effect of options to purchase 41,400 shares of common stock and 93,900 restricted stock units that were outstanding as of March 31, 2010, and options to purchase 1,872,050 shares of common stock and 615,667 restricted stock units that were outstanding as of March 31, 2009 were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2009 and 2010, respectively, as their effect would have been anti-dilutive.

	Three months ended
	March 31,
	2009	2010
Net (loss) income	$(24)	$1,109
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,127,069	25,926,603
Treasury stock effect of outstanding options to purchase	—	358,062
Treasury stock effect of unvested restricted stock units	—	432,812
Diluted weighted average common shares outstanding	25,127,069	26,717,477

Net income per common share:
Basic and diluted net (loss) income per common share	$(0.00)	$0.04

5.             Segment Information

Prior to 2010, the Company evaluated revenue in four divisions. In connection with a reorganization of the Company’s divisional management team structure in 2010, the Company no longer reports or evaluates operating results for the international services division. The Company’s management evaluates revenues for three business divisions: payments, telecommunication services and financial services, and, therefore, management analyzes operating results for these divisions on a combined basis. Revenues from the former international services division are included in the payments and financial services division in accordance with the types of services the Company provides. The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the consolidated financial results.

Revenue for the Company’s three business divisions is presented below (in thousands):

	Three months ended
	March 31,
	2009	2010
Revenues:
Payments	$44,365	$47,702
Telecommunication services	15,019	65,461
Financial services	15,882	16,412
Total revenues	$75,266	$129,575

Management evaluates  the Company’s performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as income from operations before depreciation, amortization and stock compensation expense. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results adjusted for major noncash items. The Company believes that this measure, viewed in addition to and not in lieu of the Company’s reported GAAP results, provides additional useful information to the investors regarding the Company’s performance and overall operating results exclusive of selected significant non-cash items, as described below. This metric is frequently requested by investors and is also an integral part of the Company’s internal reporting to measure the performance of senior management. The Company’s definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

EBITDA before stock compensation expense was approximately $16.3 million and $31.6 million for the three months ended March 31, 2009 and 2010, respectively. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

EBITDA before stock compensation expense differs from income before income taxes and equity in net loss of unconsolidated affiliate reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2009	2010
EBITDA before stock compensation expense	$16,318	$31,574
Reconciling items:
Depreciation and amortization of property and equipment	(5,834)	(10,252)
Amortization of intangible assets	(5,605)	(11,329)
Stock compensation expense	(2,005)	(2,215)
Interest expense	(1,451)	(6,140)
Interest income and other income (expense), net	70	2,937
Income before income taxes and equity in net loss of unconsolidated affiliates	$1,493	$4,575

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended
	March 31,
	2009	2010

Payments Division
North America	$17,729	$17,082
Europe	21,203	24,037
Asia - Pacific	5,433	6,583
	$44,365	$47,702

Financial Services Division
North America	$12,050	$11,517
Europe	2,372	3,130
Asia - Pacific	1,460	1,765
	$15,882	$16,412

Telecommunications Services Division
North America	$15,019	$65,461

Total	$75,266	$129,275

North America	$44,798	$94,060
Europe	23,575	27,167
Asia - Pacific	6,893	8,348
Total Revenues	$75,266	$129,575

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,	March 31,
	2009	2010
North America	$369,905	$358,520
Europe	22,527	19,846
Asia-Pacific	18,670	18,630
Total long lived assets	$411,102	$396,996

6.             Litigation and Claims

                We are from time to time a party to legal proceedings, which arise in the normal course of business. We are not currently involved in any material legal proceedings or litigation, and management is not aware of any legal proceedings or material litigation threatened against us that could have a material adverse effect on the financial condition or the future operating results of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 16, 2010 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer’s ability to direct their data communications from the Company’s networks to other networks; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, acquiring new customers or developing new service offerings; current difficulties in the financial services sector may continue to have a negative impact on our future growth rates in our financial services division; fluctuations in the Company’s quarterly results because of the seasonal nature of the business; unfavorable fluctuations in foreign exchange rates; the continuing impact of the current economic conditions; the Company’s substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company’s cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company’s ability to refinance its senior secured credit facility; the Company’s ability to identify, execute or effectively integrate acquisitions including the acquisition of CSG; the Company’s ability to realize additional overall cost savings from the acquisition of CSG, including consolidating SS7 call signaling networks, eliminating duplicate intelligent database platforms and eliminating duplicate facilities; increases in the prices charged by telecommunication providers for services used by the Company; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company’s ability to identify, execute or effectively integrate future acquisitions; the Company’s ability to adapt to changing technology; additional costs related to compliance with the SEC rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Overview

We are an international data communications company which provides networking, data communications and value added services to many of the world’s leading retailers, banks, payment processors, financial institutions and telecommunication firms. Our data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries.

We provide services through our data network, which is designed specifically for transaction-oriented applications. Our network supports a variety of widely accepted communications protocols and is designed to be scalable, interoperable and accessible by multiple methods, including dial-up, dedicated, wireless, broadband and Internet connections.

We generate revenues through three business divisions:

•                    Payments.  We provide fast, secure and reliable data communications services to payment processors and financial institutions. We also provide managed broadband solutions and dial to IP conversion devices to merchants who desire to migrate their infrastructure from dial to IP technology. Payments services revenue is derived primarily from per transaction fees and recurring monthly charges paid by our customers for the transmission of transaction data through our network.

•                    Telecommunication services.  We provide call signaling services that enable telecommunications service providers to establish and terminate telephone calls placed by their subscribers. We also provide database access services that enable our customers to provide intelligent network services, such as caller identification, toll-free call routing and local number portability, and validation services, such as credit card, calling card, third-party billing and collect calling. In addition, we provide roaming and clearing services to mobile phone operators.  Our telecommunication services division generates revenues primarily from fixed monthly fees charged for our call signaling services and per- message fees charged for our database access, roaming and clearing and validation services.

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

Acquisition of the Communications Services Group  (CSG)

On March 2, 2009, we entered into an asset purchase agreement with VeriSign, Inc. pursuant to which we agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG. On May 1, 2009, we completed the acquisition in accordance with the terms and conditions of the asset purchase agreement. The initial purchase price was approximately $226.2 million in cash and was subject to a post-closing working capital adjustment. During the third and fourth quarters of 2009, working capital and other adjustments were negotiated resulting in a $4.5 million increase in the purchase price to $230.7 million. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility. CSG provides call signaling services, intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. We are integrating CSG into our telecommunication services division. Our statement of operations for the three months ended March 31, 2010 includes the results of CSG and is therefore not comparable to the three months ended March 31, 2009. Please refer to our amended Current Report on Form 8-K/A filed with the SEC on July 15, 2009 for more detail on the historical and pro-forma results of CSG and Note 1 to the consolidated financial statements included elsewhere in this report.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Revenues	$129,575	$75,266
Operating expenses:
Cost of network services, exclusive of the items shown separately below	63,138	36,790
Engineering and development	9,471	6,407
Selling, general, and administrative	27,607	17,756
Depreciation and amortization of property and equipment	10,252	5,834
Amortization of intangible assets	11,329	5,605
Total operating expenses	121,797	72,392
Income from operations	7,778	2,874
Interest expense	(6,140)	(1,451)
Interest income	136	50
Other income, net	2,801	20
Income before income tax provision and equity in net loss of unconsolidated affiliates	4,575	1,493
Income tax provision	(3,401)	(1,487)
Equity in net loss of unconsolidated affiliates	(65)	(30)
Net (loss) income	$1,109	$(24)

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues. Total revenues increased $54.3 million, or 72.2%, to $129.6 million for the three months ended March 31, 2010, from $75.3 million for the three months ended March 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $3.8 million. Excluding the effect of foreign exchange rates, total revenues increased $50.4 million, or 67.1%, to $125.7 million for the three months ended March 31, 2010.

We enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended March 31, 2010 and 2009 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2010		2009
	% of	Weighted Average	% of	Weighted Average
	Revenue	Exchange Rates	Revenue	Exchange Rates
British Pound	11%	1.56	16%	1.44
Euro	9%	1.39	14%	1.31
Australian Dollar	5%	0.90	7%	0.66

We generate revenues through three business divisions; the payments division, the telecommunication services division (TSD), and the financial services division (FSD).  A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on revenue: British Pound, $0.04 million, Euro, $0.03 million and Australian Dollar $0.03 million.

Payments division. Revenues from the payments division increased $3.3 million, or 7.5%, to $47.7 million for the three months ended March 31, 2010, from $44.4 million for the three months ended March 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $3.4 million. Excluding the impact of foreign exchange rates, payments revenue decreased $0.1 million, or 0.2% to $44.3 million for the three months ended March 31, 2010. This decrease was due to a $1.2 million reduction in dial up transaction revenue in the US and France, a decrease of $0.3 million related to lower development revenue from our Dialect subsidiary and a decrease of $0.3 million in revenue from our ATM switching business which we discontinued in the fourth quarter of 2009. These decreases were partially offset by an increase of $0.7 million in ATM processing revenue, primarily from our Canadian subsidiary, an increase of $0.8 million from our subsidiaries in Italy and Spain due to market share gains in those countries and an increase of $0.2 million from the sale of our managed broadband products, primarily in the US and UK.

Future revenue growth in the payments division depends on a number of factors including the success of our managed broadband products and payment gateway applications, the success of our card-not-present service offerings, the success of payments products in countries we have recently entered, the total number of payments dial-up transactions we transport and global economic conditions. Smaller merchants, which represent a large portion of the customer base for our dial-up services in the US, in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. We have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we attribute to the overall weakness of the global economy. We are seeing some signs that transaction volumes are beginning to improve in some markets, though no stable trend has yet emerged. As we disclosed last quarter, our Australian telecommunications partner has indicated that they have lost business from one of their largest customers. Traffic from this Australian entity was substantially transitioned off of our network by the end of the first quarter of 2010 which we anticipate will reduce our revenues by approximately $3.0 million in 2010.

Telecommunication services division. Revenues from the telecommunication services division increased $50.4 million, or 335.9%,  to $65.5 million for the three months ended March 31, 2010, from $15.0 million for the three months ended March 31, 2009. Included in revenues were pass-through charges of $7.1 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Excluding the increase in pass through charges, revenues increased $44.5 million to $59.5 million for the three months ended March 31, 2010 primarily due to the inclusion of acquired CSG operations. This increase was partially offset by a decrease in revenue of $1.4 million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer and a decrease of $0.6 million due to a reduction in volumes in our payphone fraud and validation service.

Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the business acquired through our purchase of CSG. Subsequent to the end of the quarter we lost a wireless customer who decided to consolidate their calling name access and storage services under an alternative provider. We anticipate that this loss will negatively impact revenue by approximately $3.0 million in 2010 and approximately $4.0 million on an annual basis thereafter.

Financial services division. Revenues from the financial services division increased $0.5 million, or 3.3%, to $16.4 million for the three months ended March 31, 2010, from $15.9 million for the three months ended March 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.5 million. Excluding the impact of foreign exchange rates, financial services revenue remained flat for the three months ended March 31, 2010. Revenues increased $0.4 million in Europe and $0.1 million in Asia Pacific due to an increase in customer endpoints in those regions which was offset by a decrease of $0.5 million due to the continued rationalization of market data access services by our customers in North America.

Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network which have been declining due to what we believe is a result of the consolidation in the financial services industry as well as the success of our new product offerings.

Cost of network services. Cost of network services increased $26.3 million, or 71.6%, to $63.1 million for the three months ended March 31, 2010, from $36.8 million for the three months ended March 31, 2009. On a constant dollar basis, cost of network services would have increased $25.1 million, or 68.2%, to $61.9 million. Cost of network services were 48.7% of revenues for the three months ended March 31, 2010, compared to 48.9% of revenues for the three months ended March 31, 2009. This was primarily due to increased costs related to the operation of the assets acquired from CSG and to a lesser extent costs associated with supporting our financial services revenue and growth in our ATM processing business. This was partially offset by decreased costs due to lower transaction volumes in our payments and legacy telecommunications services business.

Gross profit represented 51.3% of total revenues for the three months ended March 31, 2010, compared to 51.1% for the three months ended March 31, 2009. On a constant dollar basis, gross margins for the three months ended March 31, 2010 decreased 30 basis points to 50.8%.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Engineering and development expense. Engineering and development expense increased $3.1 million, or 47.8%, to $9.5  million for the three months ended March 31, 2010, from $6.4 million for the three months ended March 31, 2009. On a constant dollar basis, engineering and development expenses would have increased $2.6 million, or 40.7%, to $9.0 million. Engineering and development expense represented 7.3% and 8.5% of revenues for the three months ended March 31, 2010 and 2009, respectively. Capitalized software development costs, which are offset against engineering and development costs, increased $1.0 million to $2.6 million from $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The increase in capitalized software development costs is primarily due to investment in our roaming and clearing and IP registry platforms and to a lesser extent from development of our payment gateway platforms. Included in engineering and development expense for the three months ended March 31, 2010 and 2009 is stock compensation expense of $0.3 million and $0.4 million, respectively. Excluding stock compensation, the increase in capitalized software and the effects of foreign exchange, engineering and development expense would have increased $3.7 million to $11.3 million for the three months ended March 31, 2010 from $7.6 million for the three months ended March 31, 2009. The increase relates primarily to additional headcount and other costs required to support our acquisition of CSG.

Selling, general and administrative expense. Selling, general and administrative expenses increased $9.8 million, or 55.5%, to $27.6 million for the three months ended March 31, 2010, from $17.8 million for the three months ended March 31, 2009. On a constant dollar basis, selling, general and administrative expenses would have increased $9.0 million, or 50.8%, to $26.8 million. Selling, general and administrative expenses represented 21.3% of revenues for the three months ended March 31, 2010, compared to 23.6% of revenues for the three months ended March 31, 2009. Included in selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 is $1.7 million and $1.4 million of stock compensation expense, respectively. Included in selling, general and administrative expenses for the three months ended March 31, 2010 is $0.5 million in severance expenses. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses increased $8.3 million to $24.6 million for the three months ended March 31, 2010 from $16.4 million for the three months ended March 31, 2009. This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent an increase in costs incurred to support our Canadian ATM processing business.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment increased $4.5 million, or 75.7%, to $10.3 million for the three months ended March 31, 2010, from $5.8 million for the three months ended March 31, 2009. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $4.2 million, or 72.1% to $10.0 million.  Depreciation and amortization of property and equipment represented 7.9% and 7.8% of revenue for the three months ended  March 31, 2010 and 2009, respectively. The increase in depreciation expense was due to an incremental $2.9 million related to the acquired CSG assets and to an increase of $1.3 million related to capital expenditures made to support our revenue growth.

Amortization of intangible assets. Amortization of intangible assets increased $5.7 million, or 102.1%, to $11.3 million for the three months ended March 31, 2010, from $5.6 million for the three months ended March 31, 2009. On a constant dollar basis, amortization of intangible assets would have increased $5.5 million, or 98.5% to $11.1 million.  The increase was due to additional amortization expense of $4.3 million related to the CSG acquisition and a charge of $1.9 million related to the impairment of certain customer relationship intangible assets. This was partially offset by a decrease of $0.7 million as certain intangible assets reached the end of their useful lives.

Interest expense. Interest expense increased $4.7 million to $6.1 million for the three months ended March 31, 2010, from $1.5 million for the three months ended March 31, 2009. Our cash interest expense was $5.5 million excluding amortization of debt discount and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. This increase was due to higher borrowing levels associated with the CSG acquisition and to a lesser extent from an increase in the weighted average interest rate.

Other income. Other income was a gain of $2.8 million for the three months ended March 31, 2010 compared to $20,000 for the three months ended March 31, 2009. Included in other income for the three months ended March 31, 2010, was a foreign currency revaluation gain of approximately $2.6 million due to fluctuations in the value of the U.S. dollar, principally against the Euro.

Income tax provision. For the three months ended March 31, 2010, our income tax provision was approximately $3.4 million compared to $1.5 million expense for the three months ended March 31, 2009.  The increase in our income tax provision is primarily related to higher income from our non-U.S. operations that cannot be offset by losses in the U.S. and increases in FASB ASC 740 reserves due to certain income tax exposures, partially offset by the effect of adjustments to the provision from prior years.  Our effective tax rate was 75.4% and 101.7% for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, U.S. tax expense on undistributed foreign earnings, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

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

Our operations provided us cash of $27.9 million for the three months ended March 31, 2010, which was attributable to net income of $1.1 million, depreciation, amortization and other non-cash charges of $24.2 million and a decrease in working capital of $2.7 million. Our operations provided us cash of $3.7 million for the three months ended March 31, 2009, which was attributable to a net loss of $24,000, depreciation, amortization and other non-cash charges of $16.5 million and an increase in working capital of $12.8 million which related primarily to the timing of payments to suppliers.

We used cash of $8.0 million and $5.8 million in investing activities for the three months ended March 31, 2010, and March 31, 2009, respectively, which was comprised solely of capital expenditures to support our revenue growth.

We used cash of $16.6 million from financing activities for the three months ended March 31, 2010. This consisted primarily of a $15 million voluntary pre-payment on the November 2009 Credit Facility. In addition, $2.5 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $0.9 million from the exercise of employee stock options. We used cash of $0.7 million from financing activities for the three months ended March 31, 2009 which included $0.6 million related to repurchased  stock to satisfy employee tax withholding requirements on the vesting of restricted stock units.

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

Effects of Inflation

Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be recoverable in the price of services offered by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2010 we had $359.4 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Interest on outstanding balances under the November 2009 Credit Facility, is payable, at the Company’s option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At March 31, 2010 the one-month LIBOR rate was 0.24%. Based upon the outstanding borrowings on March 31, 2010 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $3.6 million.

As of March 31, 2010, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries as well as making distributions to its parent (TNS, Inc.). As this loan agreement is of a long-term nature we are exposed to movements in the euro compared to the U.S. dollar. As it relates to this specific loan agreement, each $0.01 movement in the euro to U.S. dollar exchange rate could affect our other income (loss) by $0.2 million. For the three months ended March 31, 2010, we recorded a gain on foreign currency revaluation of approximately $2.6 million.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.

On May 1, 2009, the Company completed its acquisition of CSG. Management has considered the CSG acquisition material to the results of operations, cash flows and financial position from the date of acquisition through March 31, 2010 and believes that the internal controls and procedures of CSG have a material effect on internal controls over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of CSG into the overall assessment of, and report on, internal controls over financial reporting for December 31, 2010. There have been no other changes during the three months ended March 31, 2010 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

None.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                 Default Upon Senior Securities

None.

Item 4.                                   Removed and Reserved

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

TNS, Inc.
(Registrant)

Date: May 10, 2010	By:	/s/ HENRY H. GRAHAM, JR.

Henry H. Graham, Jr.
Chief Executive Officer

Date: May 10, 2010	By:	/s/ DENNIS L. RANDOLPH, JR.

Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer