Form 10-Q/A
period 2010-03-31
TNS INC
filed 2010-06-23
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 which the Registrant previously filed with the Securities and Exchange Commission on May 10, 2010 (the “Original Filing”). The Registrant is filing this Amendment to correctly state the exchange rate sensitivity analysis set forth on page 19 of the report.  As corrected, the analysis is as follows:

A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on revenue: British Pound, $0.4 million, Euro, $0.3 million and Australian Dollar $0.3 million.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Events occurring after the Original Filing or other disclosures required to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the Original Filing.

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

We generate revenues through three business divisions; the payments division, the telecommunication services division (TSD), and the financial services division (FSD).  A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on revenue: British Pound, $0.4 million, Euro, $0.3 million and Australian Dollar $0.3 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: June 23, 2010	By:	/s/ HENRY H. GRAHAM, JR.

Henry H. Graham, Jr.
Chief Executive Officer

Date: June 23, 2010	By:	/s/ DENNIS L. RANDOLPH, JR.

Dennis L. Randolph, Jr.
Executive Vice President, Chief Financial Officer & Treasurer