Form 10-Q
period 2010-06-30
TNS INC
filed 2010-08-09
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares Outstanding as of July 1, 2010
26,155,076 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2009	June 30, 2010
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,480	$30,388
Accounts receivable, net of allowance for doubtful accounts of $6,013 and $3,689, respectively	97,840	83,945
Prepaid expenses	8,207	9,635
Deferred tax assets	7,355	7,339
Other receivables	12,180	—
Other current assets	4,872	6,437

Total current assets	162,934	137,744

Property and equipment, net	125,596	122,207
Identifiable intangible assets, net	268,925	247,451
Goodwill	14,844	15,019
Deferred tax assets, net	24,720	27,073
Other assets	4,427	4,607

Total assets	$601,446	$554,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$88,009	$67,062
Deferred revenue	13,970	10,087
Current portion of long-term debt, net of discount	15,119	9,234

Total current liabilities	117,098	86,383

Long-term debt, net of current portion and discount	354,594	331,128
Deferred tax liabilities	3,416	3,107
Other liabilities	4,998	11,819

Total liabilities	480,106	432,437

Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,957,444 shares issued and 25,795,767 shares outstanding and 26,228,145 shares issued and 26,155,076 shares outstanding, respectively	26	26
Treasury stock, 161,677 shares and 73,069 shares, respectively	(2,439)	(1,750)
Additional paid-in capital	168,780	170,676
Accumulated deficit	(42,859)	(35,259)
Accumulated other comprehensive loss	(2,168)	(12,029)

Total stockholders' equity	121,340	121,664

Total liabilities and stockholders' equity	$601,446	$554,101

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues	$121,950	$131,199	$197,217	$260,775
Operating expenses:
Cost of network services, exclusive of the items shown separately below	58,314	64,890	95,104	129,331
Engineering and development	9,069	9,106	15,476	18,553
Selling, general, and administrative	25,610	23,215	43,367	49,544
Depreciation and amortization of property and equipment	7,994	13,540	13,828	23,792
Amortization of intangible assets	8,153	8,553	13,757	19,882

Total operating expenses	109,140	119,304	181,532	241,102

Income from operations	12,810	11,895	15,685	19,673
Interest expense	(11,417)	(5,806)	(12,869)	(11,946)
Interest income	61	70	239	206
Other (expense) income, net	(345)	2,903	(452)	5,704

Income before income tax benefit and equity in net loss of unconsolidated affiliate	1,109	9,062	2.603	13,637
Income tax provision	(633)	(2,570)	(2,121)	(5,972)
Equity in net loss of unconsolidated affiliate	(23)	—	(53)	(65)

Net income	$453	$6,492	$429	$7,600

Basic net income per common share	$0.02	$0.25	$0.02	$0.29

Diluted net income per common share	$0.02	$0.24	$0.02	$0.28

Basic weighted average common shares outstanding	25,228,319	26,129,527	25,177,974	26,028,707
Diluted weighted average common shares outstanding	25,522,433	26,881,601	25,445,218	26,800,181

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$429	$7,600
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	13,828	23,792
Amortization of intangibles	13,757	19,882
Loss on disposal of property and equipment	16	110
Deferred income tax provision (benefit)	2,734	(2,563)
Amortization of deferred financing costs	4,738	1,063
Equity in net loss of unconsolidated affiliate	53	65
Stock compensation expense	4,532	3,568
Changes in operating assets and liabilities:
Accounts receivable, net	6,575	10,832
Other current assets	(1,584)	8,888
Other noncurrent assets	(132)	(668)
Accounts payable and accrued expenses	(5,530)	(18,357)
Deferred revenue	1,160	(1,712)
Other noncurrent liabilities	81	4,876

Net cash provided by operating activities:	40,657	57,376

Cash flows from investing activities:
Purchases of property and equipment	(11,136)	(21,142)

Business combinations, net of cash acquired	(226,196)	(544)

Net cash used in investing activities:	(237,332)	(21,686)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	201,612	—
Repayments of long-term debt	(20,000)	(30,000)
Proceeds from stock option exercises, inclusive of tax benefit	381	1,898
Payment of long-term debt financing costs	(175)	—
Purchase of treasury stock	(812)	(2,884)

Net cash provided by (used in) financing activities:	181,006	(30,986)

Effect of exchange rates on cash and cash equivalents	(56)	(6,796)

Net decrease in cash and cash equivalents	(15,725)	(2,092)
Cash and cash equivalents, beginning of period	38,851	32,480

Cash and cash equivalents, end of period	$23,126	$30,388

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,761	$10,119

Cash paid for income taxes	$1,960	$2,208

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

        Transaction Network Services (TNS or the Company) is one of the leading global providers of data communications and interoperability solutions. TNS's global secure network and innovative value added services enable transactions and the exchange of information to many of the world's leading retailers, banks, payment processors, financial institutions and telecommunication firms.

        Founded in 1990 in the United States, TNS has grown steadily and now provides services to customers in over 40 countries across the Americas, Europe and the Asia Pacific region, with our reach extending to many more. TNS has designed and implemented a global data network that supports a variety of widely accepted communication protocols and is designed to be scalable and accessible by multiple methods.

        TNS reports its results by revenue generated in three industry verticals.

Payments

        TNS' Payments division delivers a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world's top banks, retailers, ISOs, transaction processors and ATM deployers. TNS' PCI DSS certified global backbone network and range of payment gateways securely deliver billions of card present and card not present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that TNS provides around the world.

Telecom

        TNS' Telecoms division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. TNS collaborates with customers, sharing expertise, resources and infrastructure to leverage rapidly evolving technologies. TNS's suite of services includes reliable SS7 networks (the largest independent provider in North America), intelligent database and registry services, identity and verification services and hosted roaming and clearing solutions that simplify the Company's customers' operations, expand their reach and provide a foundation that helps them facilitate their profitability.

Financial

        As one of the industry's leading electronic connectivity solutions, TNS' Secure Trading Extranet brings together an extensive global financial community of interest and delivers mission-critical low latency connectivity solutions to some of the largest and most prominent financial organizations in the world. The private TNS Secure Trading Extranet ensures the lowest latencies to support Direct Market Access, algorithmic trading and market data distribution. Organizations utilizing the TNS network can benefit from a range of value added services, including co-location and hosting services, interoffice WAN solutions and connectivity to the Company's large community of interest.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K filed with the SEC on March 16, 2010, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2009.

Capital Structure

        During the six months ended June 30, 2010, the Company issued 128,610 shares of common stock following the exercise of stock options and 347,588 shares of common stock following the vesting of restricted stock units, of which 116,889 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 205,497 treasury shares during the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company issued 30,717 shares of common stock following the exercise of stock options and 265,422 shares of common stock following the vesting of restricted stock units, of which 90,306 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.

Acquisitions

        On March 2, 2009, the Company entered into an Asset Purchase Agreement (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller's Communications Services Group (CSG). On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement. The initial purchase price was approximately $226.2 million in cash and subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were made resulting in a $4.5 million increase in the purchase price to $230.7 million. The purchase price was finalized in May 2010 resulting in an additional $0.5 million increase in the purchase price to $231.2 million. The Company funded the transaction through a new $230 million term loan facility as part of its May 2009 Credit Facility (see Note 2). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. The Company is integrating CSG into its telecommunications services division. In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million. During the three and six months ended June 30, 2009, acquisition related costs of $1.6 million and $2.2 million, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

        The acquisition of CSG has been accounted for as a business combination under FASB ASC 805, Business Combinations. During the second quarter of 2010, the Company completed the appraisals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As a result of the purchase price finalization, $1.7 million was adjusted retrospectively to certain working capital amounts on the December 31, 2009 balance sheet with a corresponding decrease in goodwill. Such adjustment had no impact in our statement of operations.

        The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Developed technology, research and development and customer relationships were valued using the excess earnings method, a variation on the income method. The excess earnings method considers the use of other assets in the generation of the projected cash flows in order to determine the economic benefit generated by the subject intangible asset. Non competition agreements were valued using the income approach. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Fixed assets and real estate were valued using the market and cost approaches, as appropriate. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The cost approach indicates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

        The purchase price for CSG was allocated as follows (in thousands):

	Preliminary allocation	Additional consideration paid	Measurement period adjustments	Final allocation
Purchase price allocation:
Accounts receivable	$33,852	$914	$6	$34,772
Prepaid expenses	2,963	—	—	2,963
Property and Equipment	43,633	1,198	—	44,831
Land and buildings	10,034	—	—	10,034
Goodwill	3,984	649	(1,737)	2,896
Identifiable intangible assets
Customer relationships	141,500	—	—	141,500
Developed technology	4,800	—	—	4,800
Non competition agreements	600	—	—	600
Research and development	300	—	—	300

Total assets	241,666	2,761	(1,731)	242,696
Accounts payable, accrued expenses and other current liabilities	(15,469)	2,242	1,731	(11,496)

Total purchase price	$226,197	$5,003	$—	$231,200

        The amounts allocated to property and equipment are being depreciated on a straight line basis over their weighted average estimated useful lives of 4 years. The amount allocated to buildings is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

being depreciated on a straight line basis over their estimated useful lives of 39 years. The customer relationships included in intangible assets are being amortized on a straight line basis over 9 years and other intangible assets are being amortized on a straight line basis over 2 to 4 years. The goodwill of $2.9 million is expected to be deductible for income tax purposes.

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

        The following unaudited pro forma consolidated results of operations assume that the acquisition of CSG was completed as of January 1, 2009 (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Operating revenues	$143,843	$131,199	$279,007	$260,775
Net income	2,184	6,492	239	7,600
Earnings per common share:
Basic	$0.09	$0.25	$0.01	$0.29
Diluted	$0.09	$0.24	$0.01	$0.28

        The CSG historical operating results include the direct costs related to the business and certain allocated costs for services and support functions provided by Verisign, Inc. Included in net income for the three months ended June 30, 2009 are allocated after tax costs of $0.5 million, or ($0.02) per share related to those functions. Included in net income for the six months ended June 30, 2009 are allocated after tax costs of $4.7 million, or ($0.18) per share. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2009, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

        Due to the extent and nature of the integration of CSG's operations into the operations of TNS as well as the overlap with the Company's telecommunication services division, amounts related to the contribution of CSG to the Company's consolidated results are not separately identifiable. Accordingly, the stand alone results of CSG for the three and six months ended June 30, 2010 have not been disclosed.

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

        In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, the Company reviews long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company will assess whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition. For the Company's customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. During the six months ended June 30, 2009 and 2010, the Company accelerated amortization on a portion of customer relationship intangible assets by $0.2 million and $1.9 million, respectively, due to the loss of certain customers or certain declines in expected revenues. As a result, these customer relationship intangible assets held as of June 30, 2009 and 2010, with carrying amounts of $0.2 million and $2.8 million, respectively, were written down to their fair values of $0.0 million and $0.9 million.

        During the three months ended June 30, 2010, the Company identified $6.2 million of network equipment and software and office equipment that will no longer be utilized following the completion of the CSG integration, which is expected to be September 30, 2010. Accordingly, the Company recorded additional depreciation and amortization expense related to these assets of $3.2 million during

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

the three months ended June 30, 2010, or $0.12 per share, and expects to incur additional accelerated depreciation charges of $3.0 million during the three months ended September 30, 2010.

        The calculation of fair value in accordance with ASC 350 and 360 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. The Company's estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of the Company's long-lived assets could be reduced through impairment charges in the future. Additionally, changes in estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

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

        Payments revenue is derived primarily from per transaction fees paid by the Company's customers for the transmission of transaction data, through the Company's network, between payment processors and Point of Sale (POS) or ATM terminals and monthly recurring fees for broadband and wireless offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per message fees charged for database access, call validation and roaming and clearing services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company's network as well as dedicated bandwidth usage.

        The Company considers the criteria established primarily by FASB ASC 605-45, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. These revenues primarily include database access services to external third-party databases and regulatory network charges levied on our customers. Included in revenue for the three months ended June 30, 2009 and 2010, are $6.8 million and $8.4 million, respectively, related to these pass-through charges. Included in revenue for the six months ended June 30, 2009 and 2010, are $8.5 million and $16.5 million, respectively, related to these pass-through charges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

        In certain of our international locations, the Company enters into revenue sharing arrangements with third parties. Revenue is recognized on a net basis for these arrangements as the telecommunication service provider is the primary obligor and the Company does not bear the credit risk for these transactions. For the six months ended June 30, 2009 and 2010, revenue share was $15.2 million and $15.5 million, respectively.

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

Cost of Network Services

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges, activation charges and compensation paid to the providers of calling name and line information database records. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The compensation charges paid to the providers of calling name and line information database records are based on a percentage of query revenue generated from the Company's customers accessing those records. The cost of network services also includes salaries, equipment maintenance and other costs related to the ongoing operation of the Company's data networks. These costs are expensed by the Company as incurred. The Company recognizes a liability for telecommunications charges based upon network services utilized at historical invoiced rates. Direct costs of installations are deferred and amortized over the customer's contracted service period, generally three years.

Fair Value of Financial Instruments

        The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of June 30, 2010, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Stock-Based Compensation

        The Company accounts for stock-based compensation under FASB ASC 718, Compensation-Stock Compensation, using the modified prospective transition method. FASB ASC 718 requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. Stock-based compensation for all non-vested awards outstanding as of January 1, 2006, are being recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 "Accounting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

for Stock-Based Compensation" and in accordance with FASB ASC 718 for all awards granted or modified after January 1, 2006.

        Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Cost of network services	$229	$140	$481	$339
Engineering and development	325	206	695	516
Selling, general and administrative	1,973	1,008	3,356	2,713

	$2,527	$1,354	$4,532	$3,568

        As of June 30, 2010, there was a total of $9.6 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

Time-Vested Awards

        Time-vested awards are subject to a vesting period determined at the date of the grant, generally in equal installments over three or four years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of any time-vested stock options. The Company uses the market price of the Company's stock on the date of grant to determine the fair value of any time-vested restricted stock units. The Company recognizes compensation cost on these time-vested awards in equal installments over the vesting period.

        During the three months ended June 30, 2010 the Company granted no stock options and 188,950 restricted stock units at a weighted average estimated fair value of $26.80. During the six months ended June 30, 2010, the Company granted 669 stock options and 200,511 restricted stock units at weighted average estimated fair values of $11.43 and $26.64, respectively. During the three months ended June 30, 2009, the Company granted no stock options and restricted stock units. During the six months ended June 30, 2009 the Company granted 2,000 options and 5,050 restricted stock units at weighted average estimated fair values of $3.33 and $7.00, respectively. As of June 30, 2010, there was a total of $6.6 million of unrecognized compensation expense related to these awards, which is included in the $9.6 million total unrecognized compensation cost mentioned above.

Performance-Based Awards

        Performance-based awards are tied to the Company's annual performance against pre-established internal targets for revenues and adjusted earnings per share, based upon the Company's actual performance over the performance period. The Company uses the Black Scholes option pricing model to determine the grant date fair value of any performance-based stock options. The Company uses the market price of the Company's stock on the date of grant to determine the fair value of any performance-based restricted stock units. Performance-based awards are also subject to vesting requirements, and generally vest in installments over three or four years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

the estimates occur until the performance criteria have been satisfied. The Company recognizes compensation cost on these performance based awards using an accelerated attribution method.

        In April 2009, the Company made certain long-term performance-based stock compensation awards (the 2009 Equity Performance Awards). The 2009 Equity Performance Awards were granted under the Company's 2004 Long Term Incentive Plan. Based upon the Company's performance in 2009, the results of which were approved by the Company's board of directors in February 2010, the plan participants earned 100% of the potential payout under the Company's 2009 Equity Performance Awards. The total number of awards issued under the Company's 2009 Equity Performance Awards was 311,500 restricted stock units which represented 100% of an employee's target payout. The weighted average grant date fair value of restricted stock units granted was $16.85. As of June 30, 2010, there was a total of $1.5 million of unrecognized compensation expense related to these performance based awards which is included in the $9.6 million total unrecognized compensation cost mentioned above.

        In February 2010, the Company made certain long-term performance-based stock compensation awards (the 2010 Equity Performance Awards). The 2010 Equity Performance Awards were granted under the Company's 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company's 2010 Equity Performance Awards, assuming that the target payout level was achieved, would be 235,086 restricted stock units. The potential payout under the 2010 Equity Performance Awards will range from 0% to 150% of an employee's target payout. The weighted average grant date fair value of restricted stock units granted was $23.66. As of June 30, 2010, there was a total of $1.3 million of unrecognized compensation expense related to these performance based awards which is included in the $9.6 million total unrecognized compensation cost mentioned above.

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

        Effective January 1, 2007, the Company adopted an amendment to FASB ASC 740, Income Taxes, which prescribes a method of recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the amendment did not result in a cumulative adjustment to the Company's accumulated deficit.

        A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands) as of June 30, 2010, respectively.

Balance as of January 1, 2010	$4.294
Additions for tax positions related to the current period	4,056

Balance as of June 30, 2010	$8,350

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

        The entire balance of unrecognized tax benefits as of June 30, 2010 would impact the effective tax rate if recognized.

        As of June 30, 2010, the Company's accrual for potential interest and penalties associated with uncertain tax positions was $704,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision.

        It is reasonably possible that the Company's liability for unrecognized tax benefits will decrease in the next 12 months by $0.8 million as a result of the expiration of certain statutes of limitation.

        The Company's effective tax rate for the six months ended June 30, 2009 and 2010 of 83.2% and 43.7%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

        With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2009.

Reclassifications

        During the three and six months ended June 30, 2009, expenses of $1.4 million which were previously included in engineering and development costs have been reclassified to selling, general and administrative expenses to conform to the current period presentation.

        Expenses of $1.3 million incurred in the three months ended March 31, 2010, which were included in selling, general and administrative expenses in the statement of operations included within our Form 10-Q for that period, have been reclassified to cost of network services in the accompanying statement of operations for the six months ended June 30, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

        In February 2010, the Company adopted Accounting Standards Update No. 2010-09, which modifies "Statement of Financial Accounting Standards No, 855—Subsequent Events." (ASU 2010-09). ASU 2010-09 was issued on February 24, 2010 and removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, due to potential conflicts with current SEC guidance. ASU 2010-10 is effective upon issuance for interim and annual reporting periods. The adoption of this standard did not significantly impact our financial statements.

        Effective January 1, 2010, the Company adopted Accounting Standards Update No. 2010-06, which modifies "Statement of Financial Accounting Standards No, 820—Fair Value Measurement and Disclosures." (ASU 2010-06). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard on January 1, 2010 did not significantly impact our financial statements.

2. Long-term Debt

        Debt consists of the following (in thousands):

	December 31, 2009	June 30, 2010
Revolving credit facility	$49,371	$34,370
Term Loan	325,000	310,000

Total credit facility outstanding	374,371	344,370
Unamortized discount	(4,658)	(4,008)

	369,713	340,362
Less: Current portion, net of discount	(15,119)	(9,234)

Long-term portion	$354,594	$331,128

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

November 2009 Credit Facility

        On November 19, 2009 the Company entered into a new secured credit facility (the November 2009 Credit Facility) and refinanced the May 2009 Credit Facility primarily to take advantage of a more

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Long-term Debt (Continued)

favorable interest rate environment. The November 2009 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $325 million (the "Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of $75 million (the "Revolving Facility") of which $49.4 million was funded at closing and outstanding as of December 31, 2009 and $34.4 million was outstanding as of June 30, 2010.

        Payments on the Term Facility are due in quarterly installments over the term beginning March 31, 2010, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility are applied as directed by the Company. In January 2010, the Company made a voluntary payment of $15 million on the Term Facility. In April and June 2010, the Company made voluntary payments of $9 million and $6 million, respectively, on the Revolving Facility. The outstanding balance on the Revolving Facility is due on November 18, 2014.

        The total scheduled remaining payments on the November 2009 Credit Facility are as follows (in thousands):

2010	$1,250
2011	16,250
2012	16,250
2013	16,250
2014	50,620
Thereafter	243,750

$344,370

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

        The obligations under the November 2009 Credit Facility are unconditionally and irrevocably guaranteed, subject to certain exceptions, by the Company and each existing and future direct and indirect domestic subsidiary of the Company. In addition, the November 2009 Credit Facility is secured,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Long-term Debt (Continued)

subject to certain exceptions, by a first priority perfected security interest in substantially all of the present and future property and assets (real and personal) of the Company and a pledge of 100% of the Company's capital stock of its respective domestic subsidiaries and 65% of the Company's capital stock of its respective first-tier foreign subsidiaries.

        The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of June 30, 2010, the Company is required to maintain a leverage ratio of less than 2.75 to 1.0. The Company's leverage ratio as of June 30, 2010 was 2.3 to 1.0. The maximum leverage ratio declines over the term of the 2009 Credit Facility. Also beginning December 31, 2009 and as of the end of each subsequent quarter for the twelve month period then ended, the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company's consolidated fixed charge coverage ratio as of June 30, 2010 was 2.4 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of June 30, 2010.

        On closing of the November 2009 Credit Facility, the Company incurred approximately $2.9 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the life of the November 2009 Credit Facility.

3. Comprehensive Income

        The components of comprehensive income, net of tax effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income	$453	$6,492	$429	$7,600
Foreign currency translation adjustments	6,425	(5,617)	4,173	(9,861)

Total comprehensive income (loss)	$6,878	$875	$4,602	$(2,261)

4. Net Income Per Common Share

        FASB ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Net Income Per Common Share (Continued)

diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

        The treasury stock effect of options to purchase 94,954 shares of common stock that were outstanding as of June 30, 2010, and options to purchase 1,100,129 shares of common stock that were outstanding as of June 30, 2009 were excluded from the computation of diluted net loss per common share for the three months ended June 30, 2009 and 2010, respectively, as their effect would have been anti-dilutive.

        The treasury stock effect of options to purchase 94,954 shares of common stock that were outstanding as of June 30, 2010, and options to purchase 1,237,053 shares of common stock that were outstanding as of June 30, 2009 were excluded from the computation of diluted net loss per common share for the six months ended June 30, 2009 and 2010, respectively, as their effect would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income	$453	$6,492	$429	$7,600
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,228,319	26,129,527	25,177,974	26,028,707
Treasury stock effect of outstanding options to purchase	145,583	297,899	83,976	327,980
Treasury stock effect of unvested restricted stock units	148,531	454,175	183.268	443,493

Diluted weighted average common shares outstanding	25,522,433	26,881,601	25,455,218	26,800,181

Net income per common share:
Basic net income per common share	$0.02	$0.25	$0.02	$0.29

Diluted net income per common share	$0.02	$0.24	$0.02	$0.28

5. Segment Information

        Prior to 2010, the Company evaluated revenue in four divisions. In connection with a reorganization of the Company's divisional management team structure in 2010, the Company no longer reports or evaluates operating results for the international services division. The Company's management evaluates revenues for three business divisions: payments, telecommunication services and financial services. Revenues from the former international services division are included in the payments and financial services division in accordance with the types of services the Company provides. The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the consolidated financial results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Segment Information (Continued)

        Revenue for the Company's three business divisions is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues:
Payments	$48,761	$50,282	$93,127	$97,984
Telecommunication services	56,917	64,262	71,936	129,723
Financial services	16,272	16,655	32,154	33,068

Total revenues	$121,950	$131,199	$197,217	$260,775

        Management evaluates the Company's performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as net income before depreciation, amortization, stock compensation expense, interest expense, other income (expense), equity in net loss of unconsolidated affiliate and provision for income taxes. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results. The Company believes that this measure, viewed in addition to and not in lieu of the Company's reported GAAP results, provides additional useful information to the investors regarding the Company's performance and overall operating results exclusive of selected significant non-cash items, as described below. This metric is frequently requested by investors and is also an integral part of the Company's internal reporting to measure the performance of senior management. The Company's definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

        EBITDA before stock compensation expense was approximately $31.5 million and $35.3 million for the three months ended June 30, 2009 and 2010, respectively. EBITDA before stock compensation expense was approximately $47.8 million and $66.9 million for the six months ended June 30, 2009 and 2010, respectively. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Segment Information (Continued)

        EBITDA before stock compensation expense differs from net income reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
EBITDA before stock compensation expense	$31,484	$35,342	$47,802	$66,915
Reconciling items:
Depreciation and amortization of property and equipment	(7,994)	(13,540)	(13,828)	(23,792)
Amortization of intangible assets	(8,153)	(8,553)	(13,757)	(19,882)
Stock compensation expense	(2,527)	(1,354)	(4,532)	(3,568)
Interest expense	(11,417)	(5,806)	(12,869)	(11,946)
Interest income and other income (expense), net	(284)	2,973	(213)	5,910

Equity in net loss of unconsolidated affiliate	(23)	—	(53)	(65)

Provision for income taxes	(633)	(2,570)	(2,121)	(5,972)

Net income	$453	$6,492	$429	$7,600

Geographic Information

        The Company sells its services through foreign subsidiaries in Australia, Austria, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand, Turkey and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Segment Information (Continued)

        The Company's revenues were generated in the following geographic regions (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Payments Division
North America	$19,609	$19,924	$37,338	$37,006
Europe	23,949	24,076	45,152	48,113
Asia-Pacific	5,203	6,283	10,636	12,866

	$48,761	$50,282	$93,126	$97,984

Financial Services Division
North America	$12,149	$11,670	$24,199	$23,187
Europe	2,600	3,015	4,972	6,145
Asia-Pacific	1,523	1,970	2,983	3,735

	$16,272	$16,655	$32,154	$33,067

Telecommunications Services Division
North America	$56,917	$64,262	$71,936	$129,723

North America	$88,676	$95,856	$133,474	$189,916
Europe	26,548	27,091	50,123	54,258
Asia-Pacific	6,726	8,253	13,619	16,601

Total Revenues	$121,950	$131,199	$197,216	$260,775

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2009	June 30, 2010
North America	$368,168	$348,407
Europe	22,527	18,776
Asia-Pacific	18,670	17,494

Total long lived assets	$409,365	$384,677

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

7. Related Parties

        On September 21, 2005, the Company entered into a lease to rent office space in the United Kingdom with Trustees of the Low Milner Macmillan Group of Individual SIPPS, a company that is 75% owned by a Company executive. Prior to entering into this lease, the Company obtained an independent evaluation confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,350 and expires on September 20, 2017. During the years ended December 31, 2007, 2008 and 2009, the Company made payments of £105,400, £105,400 and £105,400, respectively, related to this operating lease.

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

        There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe the Company's business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company's reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer's ability to direct their data communications from the Company's networks to other networks; the Company's ability to grow its business domestically and internationally by generating greater transaction volumes, longer than expected sales cycles, customer delays in migration, acquiring new customers or developing new service offerings; current difficulties in the financial services sector may continue to have a negative impact on our future growth rates in our financial services division; fluctuations in the Company's quarterly results because of the seasonal nature of the business; unfavorable fluctuations in foreign exchange rates; the continuing impact of the current economic conditions; the Company's substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company's cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company's ability to refinance its senior secured credit facility; the Company's ability to identify, execute or effectively integrate acquisitions including the acquisition of CSG; the Company's ability to realize additional overall cost savings from the acquisition of CSG, including consolidating SS7 call signaling networks, eliminating duplicate intelligent database platforms and eliminating duplicate facilities; increases in the prices charged by telecommunication providers for services used by the Company; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company's ability to identify, execute or effectively integrate future acquisitions; the Company's ability to adapt to changing technology; additional costs related to compliance with the SEC rule changes or other corporate governance issues; and other risk factors described in the Company's annual report on Form 10-K filed with the SEC on March 16, 2010 and in the Company's quarterly report on Form 10-Q filed with the SEC on May 10, 2010. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

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

        We generate revenues through three business divisions:

  •
  Payments.  We deliver a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world's top banks, retailers, ISOs, transaction processors and ATM deployers. Our PCI DSS certified global backbone network and range of payment gateways securely deliver billions of card present and card not present transactions each year from the Point-of—Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that we provide around the world.

  •
  Telecommunication services.  Our Telecoms division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. We collaborate with customers, sharing our expertise, resources and infrastructure to leverage rapidly evolving technologies. Our suite of services includes reliable SS7 networks (the largest independent provider in North America), intelligent database and registry services, identity and verification services and hosted roaming and clearing solutions that simplify our customers' operations, expand their reach and provide a foundation that helps them facilitate their profitability.

  •
  Financial services.  As one of the industry's leading electronic connectivity solutions, our Secure Trading Extranet brings together an extensive global financial community of interest and delivers mission-critical low latency connectivity solutions to some of the largest and most prominent financial organizations in the world. Our private Secure Trading Extranet ensures the lowest latencies to support Direct Market Access, algorithmic trading and market data distribution. Organizations utilizing our network can benefit from a range of value added services, including co-location and hosting services, interoffice WAN solutions and connectivity to our large community of interest.

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

Acquisition of the Communications Services Group (CSG)

        On March 2, 2009, we entered into an asset purchase agreement with VeriSign, Inc. pursuant to which we agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG. On May 1, 2009, we completed the acquisition in accordance with the terms and conditions of the asset purchase agreement. The initial purchase price was approximately $226.2 million in cash and was subject to a post-closing working capital adjustment. During the third and fourth quarters of 2009, working capital and other adjustments were negotiated resulting in a $4.5 million increase in the purchase price to $230.7 million. The purchase price was finalized in May 2010 resulting in an additional $0.5 million increase in the purchase price to $231.2 million. As a result of the purchase price finalization, $1.7 million was adjusted retrospectively to certain working capital amounts on the December 31, 2009 balance sheet with a corresponding decrease in goodwill. Such adjustment had no impact on the statement of operations. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility. CSG provides call signaling services, intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. We are integrating CSG into our telecommunication services division. Our statement of operations for the three and six months ended June 30, 2010 includes the results of CSG and is therefore not comparable to the three and six months ended June 30, 2009. Please refer to our amended Current Report on Form 8-K/A filed with the SEC on July 15, 2009 for more detail on the historical and pro-forma results of CSG and Note 1 to the consolidated financial statements included elsewhere in this report.

Results of Operations

        The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues	$121,950	$131,199	$197,217	$260,775
Operating expenses:
Cost of network services, exclusive of the items shown separately below	58,314	64,890	95,104	129,331
Engineering and development	9,069	9,106	15,476	18,553
Selling, general, and administrative	25,610	23,215	43,367	49,544
Depreciation and amortization of property and equipment	7,994	13,540	13,828	23,792
Amortization of intangible assets	8,153	8,553	13,757	19,882

Total operating expenses	109,140	119,304	181,532	241.102

Income from operations	12,810	11,895	15,685	19,673
Interest expense	(11,417)	(5,806)	(12,869)	(11,946)
Interest income	61	70	239	206
Other (expense) income, net	(345)	2,903	(452)	5,704

Income before income tax benefit and equity in net loss of unconsolidated affiliates	1,109	9,062	2,603	13,637
Income tax provision	(633)	(2,570)	(2,121)	(5,972)
Equity in net loss of unconsolidated affiliates	(23)	—	(53)	(65)

Net income	$453	$6,492	$429	$7,600

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

        Revenues.    Total revenues increased $9.2 million, or 7.6%, to $131.2 million for the three months ended June 30, 2010, from $122.0 million for the three months ended June 30, 2009. The negative effect of foreign exchange translation on a year-over-year basis was $0.1 million. Excluding the effect of foreign exchange rates, total revenues increased $9.3 million, or 7.7%, to $131.3 million for the three months ended June 30, 2010.

        We enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended June 30, 2010 and 2009 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2010		2009
	% of Revenue	Weighted Average Exchange Rates	% of Revenue	Weighted Average Exchange Rates
British Pound	11%	1.49	12%	1.55
Euro	9%	1.28	9%	1.36
Australian Dollar	5%	0.88	4%	0.76

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

        Payments division.    Revenues from the payments division increased $1.5 million, or 3.1%, to $50.3 million for the three months ended June 30, 2010, from $48.8 million for the three months ended June 30, 2009. The negative effect of foreign exchange translation on a year-over-year basis was $0.2 million. Excluding the impact of foreign exchange rates, payments revenue increased $1.7 million, or 3.5%, to $50.5 million for the three months ended June 30, 2010. This increase was due to market share gains of $1.9 million in Europe, an equipment sale of $1.4 million in North America and an increase of $0.8 million in Asia Pacific due to higher sales of our payment gateway services of $0.6 million and market share gains of $0.2 million. These increases were partially offset by decreases of $0.8 million from our ATM software services product, which we ceased selling in the fourth quarter of 2009, $0.6 million due to the previously disclosed loss by our Australian telecommunications partner of a significant portion of its business, $0.5 million in North America due to lower dial transactions and to a lesser extent pricing decreases and $0.4 million in Europe due to the previously disclosed loss of an ATM processing customer.

        Future revenue growth in the payments division depends on a number of factors including the success of our managed broadband products and payment gateway applications, the success of our card-not-present service offerings, the success of payments products in countries we have recently entered, the total number of payments dial-up transactions we transport and global economic conditions. Smaller merchants, which represent a large portion of the customer base for our dial-up services in the US, in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. We have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we attribute to the overall weakness of the global economy. As previously disclosed, our Australian telecommunications partner has indicated that they have lost business from one of their largest customers. Traffic from this Australian entity was substantially transitioned off of our network by the end of the first quarter of 2010. We anticipate that our revenues will be reduced by approximately $3.0 million in 2010 due to this loss.

        Telecommunication services division.    Revenues from the telecommunication services division increased $7.4 million, or 12.9%, to $64.3 million for the three months ended June 30, 2010, from $56.9 million for the three months ended June 30, 2009. Included in revenues were pass-through charges of $7.4 million and $6.3 million for the three months ended June 30, 2010 and 2009, respectively. Excluding the increase in pass through charges, revenues increased $6.3 million to $56.9 million for the three months ended June 30, 2010 primarily due to the inclusion of acquired CSG operations. This increase was partially offset by the following decreases: $1.1 million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer, $0.5 million due to a reduction in volumes in our payphone fraud and validation service and $0.4 million related to the previously disclosed loss of a wireless customer who decided to consolidate their calling name access and storage services under an alternative provider.

        Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the business acquired through our purchase of CSG. In addition, we have recently seen an increase in the sales lead times for certain of our telecommunication services division products which has impacted our ability to grow our revenue base. We attribute these delays primarily to what we believe to be resource constraints at our potential customers, as a result of the overall weakness of the global economy. As previously disclosed, subsequent to the end of the first quarter we lost a wireless customer who decided to consolidate their calling name access and storage services under an alternative provider. We anticipate that this loss will negatively impact revenue by approximately $3.0 million in 2010 and approximately $4.0 million on an annual basis thereafter.

        Financial services division.    Revenues from the financial services division increased $0.4 million, or 2.4%, to $16.7 million for the three months ended June 30, 2010, from $16.3 million for the three months ended June 30, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.1 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.3 million the three months ended June 30, 2010. Revenues increased $0.5 million in Europe and $0.3 million in Asia Pacific due to continued expansion of the number of customer endpoints in those regions which was offset by a decrease of $0.5 million due to the continued rationalization of market data access services by our customers in North America.

        Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network which have been declining due to what we believe is a result of the consolidation in the financial services industry as well as the success of our new product offerings.

        Cost of network services.    Cost of network services increased $6.6 million, or 11.3%, to $64.9 million for the three months ended June 30, 2010, from $58.3 million for the three months ended June 30, 2009. This was primarily due to increased costs related to the operation of assets acquired from CSG and to a lesser extent an increase of $0.8 million in our payments division in North America due to higher dial access rates which was partially offset by a 3% decrease in dial transaction volumes. The increases were further partially offset by decreased costs due to lower transaction volumes in our legacy telecommunications services businesses and a decrease of $0.2 million in variable incentive cash compensation.

        Gross profit represented 50.5% of total revenues for the three months ended June 30, 2010, compared to 52.2% for the three months ended June 30, 2009. This decrease was primarily due to pricing concessions and volume reductions from our telecommunications services division customers and to a lesser extent from increases in our POS dial access rates in North America. This was partially offset by a reduction in our fixed network expense from the continued integration of the legacy CSG and TNS networks and to a lesser extent a decrease of $0.2 million in variable incentive cash compensation.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

        Engineering and development expense.    Engineering and development expense was flat year over year at $9.1 million for the three months ended June 30, 2010 and 2009. On a constant dollar basis, engineering and development expense would have decreased $0.1 million to $9.0 million. Engineering and development expense represented 6.9% and 7.4% of revenues for the three months ended June 30, 2010 and 2009, respectively. Capitalized software development costs, which are offset against engineering and development costs, increased $1.2 million to $3.0 million from $1.7 million for the three months ended June 30, 2010 and 2009, respectively. The increase in capitalized software development costs is primarily due to investment in our roaming and clearing and IP registry platforms acquired through the CSG acquisition and to a lesser extent from development of our payment gateway platforms. Variable incentive cash compensation decreased $0.5 million to zero from $0.5 million for the three months ended June 30, 2010 and 2009, respectively. Included in engineering and development expense for the three months ended June 30, 2010 and 2009 is stock compensation expense of $0.2 million and $0.3 million, respectively. Excluding stock compensation, the increase in capitalized software, the decrease in variable incentive cash compensation and the effects of foreign exchange, engineering and development expense would have increased $1.8 million to $11.8 million for the three months ended June 30, 2010 from $10.0 million for the three months ended June 30, 2009. This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations.

        Selling, general and administrative expense.    Selling, general and administrative expenses decreased $2.4 million, or 9.4%, to $23.2 million for the three months ended June 30, 2010, from $25.6 million for the three months ended June 30, 2009. Selling, general and administrative expenses represented 17.7% of revenues for the three months ended June 30, 2010, compared to 21.0% of revenues for the three months ended June 30, 2009. Variable incentive cash compensation decreased $2.0 million for the three months ended June 30, 2010. Included in selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 is $1.0 million and $2.0 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation. Included in selling, general and administrative expenses for the three months ended June 30, 2010 are $0.5 million of pre-tax severance charges. Included in selling, general and administrative expenses for the three months ended June 30, 2009 are $1.6 million in professional fees related to our acquisition of CSG that were expensed in accordance with the provisions of FASB ASC 805, Business Combinations. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses increased $1.7 million to $22.0 million for the three months ended June 30, 2010 from $20.3 million for the three months ended June 30, 2009. This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $5.5 million, or 69.4%, to $13.5 million for the three months ended June 30 2010, from $8.0 million for the three months ended June 30, 2009. On a constant dollar basis, depreciation and amortization of property and equipment was $13.5 million. Depreciation and amortization of property and equipment represented 10.3% and 6.6% of revenue for the three months ended June 30, 2010 and 2009, respectively. The increase in depreciation expense was primarily due to an accelerated depreciation charge of $3.2 million following an exercise completed during the period to identify surplus network assets and office equipment that will no longer be required following the integration of the legacy CSG and TNS operations. We estimate the total value of these assets to be $6.2 million and expect to recognize an additional $3.0 million accelerated depreciation charge in the three months ended September 30, 2010 as these assets are removed from service. The balance of the increase is due to an incremental $1.0 million related to the acquired CSG assets and $1.3 million related to capital expenditures made to support our revenue growth and integration efforts.

        Amortization of intangible assets.    Amortization of intangible assets increased $0.4 million, or 4.9%, to $8.6 million for the three months ended June 30, 2010, from $8.2 million for the three months ended June 30, 2009. On a constant dollar basis, amortization of intangible assets would have increased $0.3 million, or 4.7% to $8.5 million. The increase was due to additional amortization expense of $1.4 million related to the CSG acquisition. This was partially offset by a decrease of $1.0 million as certain intangible assets reached the end of their economic useful lives.

        Interest expense.    Interest expense decreased $5.6 million to $5.8 million for the three months ended June 30, 2010, from $11.4 million for the three months ended June 30, 2009. Included in interest expense for the three months ended June 30, 2009 was a $1.7 million charge related to the write-off of the deferred financing fees related to the 2007 Credit Facility in connection with the closing of the May 2009 Credit Facility. Amortization of deferred financing fees and discount for the three months ended

June 30, 2010 and June 30, 2009, was $0.4 million and $2.9 million, respectively. Excluding these charges, cash interest expense decreased $1.4 million from $5.4 million to $6.8 million for the three months ended June 30, 2010 and 2009, respectively, primarily due to the benefit from the November refinancing of our senior credit facilities, which lowered our effective borrowing rate and to a lesser extent from reduced borrowing levels resulting from our early prepayment of debt.

        Other income.    Other income was a gain of $2.9 million for the three months ended June 30, 2010 compared to $0.1 million for the three months ended June 30, 2009. Included in other income for the three months ended June 30, 2010, was a foreign currency revaluation gain of approximately $2.9 million due to fluctuations in the value of the U.S. dollar, principally against the Euro.

        Income tax provision.    For the three months ended June 30, 2010, our income tax provision was approximately $2.6 million compared to $0.6 million for the three months ended June 30, 2009. The increase in our income tax provision is primarily related to higher income from operations, U.S. tax expense on undistributed foreign earnings and increases in FASB ASC 740 reserves due to certain income tax exposures, partially offset by the effect of adjustments to the provision from prior years. Our effective tax rate was 28.4% and 57.0% for the three months ended June 30, 2010 and 2009, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

        Revenues.    Total revenues increased $63.6 million, or 32.2%, to $260.8 million for the six months ended June 30, 2010, from $197.2 million for the six months ended June 30, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $3.7 million. Excluding the effect of foreign exchange rates, total revenues increased $59.9 million, or 30.3%, to $257.1 million for the six months ended June 30, 2010.

        We enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the six months ended June 30, 2010 and 2009 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2010		2009
	% of Revenue	Weighted Average Exchange Rates	% of Revenue	Weighted Average Exchange Rates
British Pound	11%	1.53	14%	1.49
Euro	9%	1.33	11%	1.33
Australian Dollar	5%	0.90	6%	0.71

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

        Payments division.    Revenues from the payments division increased $4.8 million, or 5.2%, to $97.9 million for the six months ended June 30, 2010, from $93.1 million for the six months ended June 30, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $3.2 million. Excluding the impact of foreign exchange rates, payments revenue increased $1.6 million, or 1.7% to $94.8 million for the six months ended June 30, 2010. This increase was due to $2.9 million of market share gains in the European and Asia Pacific regions, $1.4 million in North America related to an equipment sale, $0.7 million in ATM processing revenue, primarily from our Canadian subsidiary, $0.6 million in Asia Pacific due to increases in our payment gateway service revenue, and $0.2 million from the sale of our managed broadband products in North America and Europe. These increases were offset by decreases of $1.7 million in legacy dial revenue in North America due primarily to lower transactions and to a lesser extent pricing decreases, $1.1 million from our ATM software product, which we ceased selling in the fourth quarter of 2009, $0.6 million due to the loss by our Australian telecommunications partner of a significant portion of its business, $0.3 million related to lower development revenue from our Dialect subsidiary and $0.4 million in Europe due to the previously disclosed loss of an ATM processing customer.

        Telecommunication services division.    Revenues from the telecommunication services division increased $57.8 million, or 80.3% to $129.7 million for six months ended June 30, 2010, from $71.9 million for the six months ended June 30, 2009. Included in revenues were pass-through charges of $14.5 million and $7.5 million for the six months ended June 30, 2010 and 2009, respectively. Excluding the increase in pass through charges, revenues increased $50.8 million to $115.2 million for the six months ended June 30, 2010 primarily due to the inclusion of acquired CSG operations. This increase was partially offset by the following decreases: $2.5 million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer, $1.1 million due to a reduction in volumes in our payphone fraud and validation service and $0.4 million related to the loss of a wireless customer who decided to consolidate their calling name access and storage services under an alternate provider.

        Financial services division.    Revenues from the financial services division increased $0.9 million, or 2.8%, to $33.1 million for the six months ended June 30, 2010, from $32.2 million for the six months ended June 30, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.5 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.4 million, to $32.6 million as of June 30, 2010. Revenues increased $1.0 million in Europe and $0.4 million in Asia Pacific due to continued expansion of the number of customer endpoints in those regions which was offset by a decrease of $1.0 million due to the continued rationalization of market data access services by our customers in North America.

        Cost of network services.    Cost of network services increased $34.3 million, or 36.0%, to $129.4 million for the six months ended June 30, 2010, from $95.1 million for the six months ended June 30, 2009. On a constant dollar basis, cost of network services would have increased $33.2 million, or 34.8%, to $128.3 million. This was primarily due to increased costs related to the operation of the assets acquired from CSG and to a lesser extent an increase of $2.1 million in our payments division in North America, due to higher dial access rates which was partially offset by a 4% decrease in dial transaction volumes, and an increase of $0.2 million in our financial services division in order to support our revenue growth. These increases were partially offset by decreased costs due to lower transaction volumes in our legacy telecommunications services businesses, a decrease of $0.2 million in our payments division in Asia Pacific due primarily to lower transaction volumes and a decrease of $0.2 million in variable incentive cash compensation.

        Gross profit represented 50.4% of total revenues for the six months ended June 30, 2010, compared to 51.8% for the six months ended June 30, 2009. On a constant dollar basis, gross margins for the six months ended June 30, 2010 decreased 170 basis points to 50.1%. This decrease was primarily due to pricing concessions and volume reductions from our telecommunications services division customers and to a lesser extent from increases in our POS dial access rates in North America. This was partially offset by a reduction in our fixed network expense from the continued integration of the legacy CSG and TNS networks and to a lesser extent a reduction of $0.2 million in variable incentive cash compensation.

        Engineering and development expense.    Engineering and development expense increased $3.1 million, or 19.9%, to $18.6 million for the six months ended June 30, 2010, from $15.5 million for the six months ended June 30, 2009. On a constant dollar basis, engineering and development expenses would have increased $2.5 million, or 16.1%, to $18.0 million. Engineering and development expense represented 7.1% and 7.8% of revenues for the six months ended June 30, 2010 and 2009, respectively. Capitalized software development costs, which are offset against engineering and development costs, increased $2.1 million to $5.4 million from $3.3 million for the six months ended June 30, 2010 and 2009, respectively. The increase in capitalized software development costs is primarily due to investment in our roaming and clearing and IP registry platforms acquired through the CSG acquisition and to a lesser extent from development of our payment gateway platforms. Variable incentive cash compensation decreased $0.5 million to $0.2 million from $0.7 million for the six months ended June 30, 2010 and 2009, respectively. Included in engineering and development expense for the six months ended June 30, 2010 and 2009 is stock compensation expense of $0.5 million and $0.7 million, respectively. The decrease in stock compensation expense of $0.2 million is due to the issuing of fewer grants. Excluding stock compensation, the increase in capitalized software, the decrease in variable incentive cash compensation and the effects of foreign exchange, engineering and development expense would have increased $5.3 million to $22.7 million for the six months ended June 30, 2010 from $17.4 million for the six months ended June 30, 2009. The increase relates primarily to additional headcount and other costs required to support our acquisition of CSG.

        Selling, general and administrative expense.    Selling, general and administrative expenses increased $6.1 million, or 14.2%, to $49.5 million for the six months ended June 30, 2010, from $43.4 million for the six months ended June 30, 2009. On a constant dollar basis, selling, general and administrative expenses would have increased $5.4 million, or 12.4%, to $48.8 million. Selling, general and administrative expenses represented 19.0% of revenues for the six months ended June 30, 2010, compared to 22.0% of revenues for the six months ended June 30, 2009. Variable incentive cash compensation decreased $1.7 million to $0.8 million from $2.5 million for the six months ended June 30, 2010 and 2009, respectively. Included in selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 is $2.7 million and $3.4 million of stock compensation expense, respectively. The decrease in stock compensation expense is due to a reduction in performance related stock compensation. Included in selling, general and administrative expenses for the six months ended June 30, 2010 is $1.0 million in severance expenses. Included in selling, general and administrative expenses for the six months ended June 30, 2009 are $2.2 million in professional fees related to our acquisition of CSG that were expensed in accordance with the provisions of FASB ASC 805, Business Combinations. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses increased $9.0 million to $44.3 million for the six months ended June 30, 2010 from $35.3 million for the six months ended June 30, 2009. This increase was primarily attributable to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent an increase in costs incurred to support our Canadian ATM processing business.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $10.0 million, or 72.0%, to $23.8 million for the six months ended June 30, 2010, from $13.8 million for the six months ended June 30, 2009. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $9.7 million, or 70.4% to $23.5 million. Depreciation and amortization of property and equipment represented 9.1% and 7.0% of revenue for the six months ended June 30, 2010 and 2009, respectively. The increase in depreciation expense was primarily due to an accelerated depreciation charge of $3.2 million following an exercise completed during the period to identify surplus network assets and office equipment that will no longer be required following the integration of the legacy CSG and TNS operations. We estimate the total value of these assets to be $6.2 million and expect to recognize an additional $3.0 million accelerated depreciation charge in the three months ended September 30, 2010 as these assets are removed from service. The balance of the increase is due to an incremental $3.9 million related to acquired CSG assets and $2.6 million related to capital expenditures made to support our revenue growth.

        Amortization of intangible assets.    Amortization of intangible assets increased $6.1 million, or 44.5%, to $19.9 million for the six months ended June 30, 2010, from $13.8 million for the six months ended June 30, 2009. On a constant dollar basis, amortization of intangible assets would have increased $5.9 million, or 42.9% to $19.7 million. The increase was due to additional amortization expense of $5.7 million related to the CSG acquisition and a charge of $1.9 million related to the impairment of certain customer relationship intangible assets. This was partially offset by a decrease of $1.7 million as certain intangible assets reached the end of their economic useful lives.

        Interest expense.    Interest expense decreased $1.0 million to $11.9 million for the six months ended June 30, 2010, from $12.9 million for the six months ended June 30, 2009. Included in interest expense for the six months ended June 30, 2009 was a $1.7 million charge related to the write-off of the deferred financing fees related to the 2007 Credit Facility in connection with the closing of the May 2009 Credit Facility. Amortization of deferred financing fees and discount for the six months ended June 30, 2010 and June 30, 2009 was $1.1 million and $3.0 million, respectively. Excluding these charges, cash interest expense increased $2.6 million to $10.8 million from $8.2 million for the six months ended June 30, 2010 and 2009, respectively, primarily due to the higher borrowing levels associated with the CSG acquisition offset by a decrease in the weighted average interest rate in the second quarter of 2010.

        Other income.    Other income was a gain of $5.7 million for the six months ended June 30, 2010 compared to $0.4 million expense for the six months ended June 30, 2009. Included in other income for the six months ended June 30, 2010, was a foreign currency revaluation gain of approximately $5.4 million due to fluctuations in the value of the U.S. dollar, principally against the Euro.

        Income tax provision.    For the six months ended June 30, 2010, our income tax provision was approximately $6.0 million compared to $2.1 million expense for the six months ended June 30, 2009. The increase in our income tax provision is primarily related to higher income from operations, U.S. tax expense on undistributed foreign earnings and increases in FASB ASC 740 reserves due to certain income tax exposures, partially offset by the effect of adjustments to the provision from prior years. Our effective tax rate was 43.7% and 83.2% for the six months ended June 30, 2010 and 2009, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

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

        Our operations provided us cash of $57.4 million for the six months ended June 30, 2010, which was attributable to net income of $7.6 million, depreciation, amortization and other non-cash charges of $45.9 million and a decrease in working capital of $3.9 million. Our operations provided us cash of $40.6 million for the six months ended June 30, 2009, which was attributable to net income of $0.4 million, depreciation, amortization and other non-cash charges of $39.6 million and a decrease in working capital of $0.7 million.

        We used cash of $21.7 million in investing activities for the six months ended June 30, 2010, which was comprised primarily of $21.2 million of capital expenditures to support our revenue growth. We used cash of $237.3 million in investing activities for the six months ended June 30, 2009 which consisted of $11.1 million in capital expenditures to support our revenue growth and $226.2 million for the acquisition of the CSG business.

        We used cash of $31.0 million from financing activities for the six months ended June 30, 2010. This consisted primarily of a $30.0 million voluntary pre-payment on the November 2009 Credit Facility. In addition, $2.9 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $1.9 million from the exercise of employee stock options. Our financing activities provided us cash of $181.0 million for the six months ended June 30, 2009. This consisted of proceeds from the new term loan from the 2009 Credit Facility of $230.0 million less discount of $23.0 million and financing fees of $5.4 million. The net proceeds from the 2009 Credit Facility were used to partially fund the CSG acquisition. In addition, we made $20.0 million of repayments on our 2009 Credit Facility.

Commitments

        The following table summarizes our contractual obligations as of June 30, 2010 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$344,370	$1,250	$16,250	$16,250	$16,250	$50,620	$243,750
Supplier commitments	46,727	15,548	19,683	5,483	2,174	1,772	2,067
Operating lease obligations	38,538	6,488	8,947	7,392	5,028	3,257	7,426

	$429,635	$23,286	$44,880	$29,125	$23,452	$55,649	$253,243

        Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $8.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 1 to the condensed consolidated financial statements for further discussion of income tax.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2010 we had $344.4 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Interest on outstanding balances under the November 2009 Credit Facility, is payable, at the Company's option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At June 30, 2010 the one-month LIBOR rate was 0.35%. Based upon the outstanding borrowings on June 30, 2010 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $3.4 million.

        As of June 30, 2010, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

        We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. As this loan agreement is of a long-term nature we are exposed to movements in the euro compared to the U.S. dollar. As it relates to this specific loan agreement, each $0.01 movement in the euro to U.S. dollar exchange rate could affect our other income (loss) by $0.2 million. For the six months ended June 30, 2010, we recorded a gain on foreign currency revaluation of approximately $5.4 million.

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

Evaluation

        The Company carried out an evaluation, under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Based on the foregoing, the Company's Chief Executive Officer and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

        On May 1, 2009, the Company completed its acquisition of CSG. Management has considered the CSG acquisition material to the results of operations, cash flows and financial position from the date of acquisition through June 30, 2010 and believes that the internal controls and procedures of CSG have a material effect on internal controls over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of CSG into the overall assessment of, and report on, internal controls over financial reporting for December 31, 2010. There have been no other changes during the six months ended June 30, 2010 covered by this report in the Company's internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 1A.    Risk Factors

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Default Upon Senior Securities

        None.

Item 4.    Removed and Reserved

Item 5.    Other Information

        None.

Item 6.    Exhibits

(10.1)	Amendment to Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2010).
(10.2)	Amendment to Chief Operating Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 20, 2010).
(31.1)	Certification—Chief Executive Officer
(31.2)	Certification—Chief Financial Officer
(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: August 9, 2010	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer
Date: August 9, 2010	By:	/s/ DENNIS L. RANDOLPH, JR. Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer