Form 10-Q
period 2010-09-30
TNS INC
filed 2010-11-09
CIK 1268671

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Shares Outstanding as of October 1, 2010
26,210,297 Shares of Common Stock, $0.001 par value

TNS, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2009	September 30, 2010
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,480	$40,471
Accounts receivable, net of allowance for doubtful accounts of $6,013 and $3,995 respectively	97,840	98,569
Prepaid expenses	8,207	9,600
Deferred tax assets	7,355	7,350
Other receivables	12,180	—
Other current assets	4,872	7,153

Total current assets	162,934	163,143

Property and equipment, net	125,596	128,056
Identifiable intangible assets, net	268,925	240,623
Goodwill	14,844	15,019
Deferred tax assets, net	24,720	28,719
Other assets	4,427	4,421

Total assets	$601,446	$579,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$88,009	$75,153
Deferred revenue	13,970	13,801
Current portion of long-term debt, net of discount	15,119	13,236

Total current liabilities	117,098	102,190

Long-term debt, net of current portion and discount	354,594	327,367
Deferred tax liabilities	3,416	3,332
Other liabilities	4,998	11,859

Total liabilities	480,106	444,748

Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,957,444 shares issued and 25,795,767 shares outstanding and 26,310,890 shares issued and 26,210,297 shares outstanding, respectively	26	26
Treasury stock, 161,677 shares and 100,593 shares, respectively	(2,439)	(2,298)
Additional paid-in capital	168,780	172,102
Accumulated deficit	(42,859)	(31,236)
Accumulated other comprehensive loss	(2,168)	(3,361)

Total stockholders' equity	121,340	135,233

Total liabilities and stockholders' equity	$601,446	$579,981

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenues	$140,105	$131,246	$337,322	$392,020
Operating expenses:
Cost of network services, exclusive of the items shown separately below	64,940	65,700	160,044	195,031
Engineering and development	10,379	9,266	25,855	27,819
Selling, general, and administrative	30,942	22,851	74,309	72,395
Depreciation and amortization of property and equipment	9,013	11,467	22,841	35,258
Amortization of intangible assets	9,102	8,547	22,859	28,429

Total operating expenses	124,376	117,831	305,908	358,932

Income from operations	15,729	13,415	31,414	33,088
Interest expense	(11,952)	(5,748)	(24,821)	(17,694)
Interest income	90	88	329	295
Other income (expense), net	493	(2,633)	41	3,071

Income before income tax benefit and equity in net loss of unconsolidated affiliate	4,360	5,122	6,963	18,760
Income tax provision	(1,129)	(877)	(3,250)	(6,848)
Equity in net loss of unconsolidated affiliate	(27)	(224)	(80)	(289)

Net income	$3,204	$4,021	$3,633	$11,623

Basic net income per common share	$0.13	$0.15	$0.14	$0.45

Diluted net income per common share	$0.12	$0.15	$0.14	$0.43

Basic weighted average common shares outstanding	25,481,084	26,189,608	25,279,307	26,083,076
Diluted weighted average common shares outstanding	26,149,432	26,714,235	25,624,200	26,772,268

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended September 30,
	2009	2010
Cash flows from operating activities:
Net income	$3,633	$11,623
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	22,841	35,258
Amortization of intangibles	22,859	28,429
Loss on disposal of property and equipment	15	160
Deferred income tax provision (benefit)	2,888	(4,021)
Amortization of deferred financing costs	7,716	1,472
Equity in net loss of unconsolidated affiliate	80	289
Stock compensation expense	7,516	4,987
Changes in operating assets and liabilities:
Accounts receivable, net	11,403	(1,845)
Other current assets	(8,714)	8,490
Other noncurrent assets	(835)	(867)
Accounts payable and accrued expenses	8,316	(11,824)
Deferred revenue	(3,637)	(435)
Other noncurrent liabilities	183	6,861

Net cash provided by operating activities:	74,264	78,577

Cash flows from investing activities:
Purchases of property and equipment	(23,804)	(36,814)
Business combinations, net of cash acquired	(230,002)	(544)

Net cash used in investing activities:	(253,806)	(37,358)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing costs	201,612	—
Repayments of long-term debt	(40,000)	(30,000)
Proceeds from stock option exercises, inclusive of tax benefit	7,401	1,908
Payment of long-term debt financing costs	(175)	—
Purchase of treasury stock	(1,458)	(3,432)

Net cash provided by (used in) financing activities:	167,380	(31,524)

Effect of exchange rates on cash and cash equivalents	1,985	(1,704)

Net (decrease) increase in cash and cash equivalents	(10,177)	7,991
Cash and cash equivalents, beginning of period	38,851	32,480

Cash and cash equivalents, end of period	$28,674	$40,471

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,613	$15,442

Cash paid for income taxes	$1,826	$4,024

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

Payments

        TNS' Payments division delivers a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world's top banks, retailers, Independent Sales Organizations (ISOs), transaction processors and ATM deployers. TNS' Payment Card Industry Data Security Standard (PCI DSS) certified global backbone network and range of payment gateways securely deliver billions of card present and card not present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that TNS provides around the world.

Telecommunication Services

        TNS' telecommunication services division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. TNS collaborates with customers, sharing expertise, resources and infrastructure to leverage rapidly evolving technologies. TNS's suite of services includes reliable SS7 networks (the largest independent provider in North America), intelligent database and registry services, identity and verification services and hosted roaming and clearing solutions that simplify the Company's customers' operations, expand their reach and provide a foundation that helps them facilitate their profitability.

Financial Services

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

Basis of Presentation

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K filed with the SEC on March 16, 2010, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2009.

Capital Structure

        During the nine months ended September 30, 2010, the Company issued 129,421 shares of common stock following the exercise of stock options and 429,522 shares of common stock following the vesting of restricted stock units, of which 144,413 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 205,497 treasury shares during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company issued 424,588 shares of common stock following the exercise of stock options and 352,900 shares of common stock following the vesting of restricted stock units, of which 118,127 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.

        On September 1, 2010, the Company's Board of Directors authorized a share repurchase program of up to $50 million of the Company's common stock over the period ended March 31, 2012, subject to extension. The Company commenced repurchasing shares on October 1, 2010 and as of November 9, 2010, has repurchased 947,674 shares for a total cost of $17.2 million. The Company's November 2009 Credit Facility has been amended to authorize such repurchases (see Note 2 and Note 7).

Acquisitions

        On March 2, 2009, the Company entered into an Asset Purchase Agreement (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller's Communications Services Group (CSG). On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement. The initial purchase price was approximately $226.2 million in cash and subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were made resulting in a $4.5 million increase in the purchase price to $230.7 million. The purchase price was finalized in May 2010 resulting in an additional $0.5 million increase in the purchase price to $231.2 million. The Company funded the transaction through a new $230 million term loan facility as part of its May 2009 Credit Facility (see Note 2). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

mobile phone operators. The Company is integrating CSG into its telecommunication services division. In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million. During the nine months ended September 30, 2009, acquisition related costs of $2.2 million were included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

        The acquisition of CSG has been accounted for as a business combination under FASB ASC 805, Business Combinations. During the second quarter of 2010, the Company completed the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As a result of the purchase price finalization, $1.7 million was adjusted retrospectively to certain working capital amounts on the December 31, 2009 balance sheet with a corresponding decrease in goodwill. Such adjustment had no impact in our statement of operations.

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

        In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, the Company reviews long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company will assess whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition. For the Company's customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. During the nine months ended September 30, 2009 and 2010, the Company accelerated amortization on a portion of customer relationship intangible assets by $0.2 million and $1.9 million, respectively, due to the loss of certain customers or certain declines in expected revenues. As a result, these customer relationship intangible assets held as of September 30, 2009 and 2010, with carrying amounts of $0.2 million and $2.8 million, respectively, were written down to their fair values of $0.0 million and $0.9 million.

        During the three months ended June 30, 2010, the Company made a decision to phase out $6.2 million of network equipment and software and office equipment that would no longer be utilized following the completion of the CSG integration. To date, the Company has recorded additional depreciation and amortization expense related to these assets of $1.1 million during the three months ended September 30, 2010, and $4.3 million during the nine months ended September 30, 2010. The Company expects to record additional depreciation and amortization of $1.1 million during the three months ended December 31, 2010 and $0.8 million during the three months ended March 31, 2011.

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

        The Company considers the criteria established primarily by FASB ASC 605-45, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The revenues for which there are gross vs. net considerations include regulatory network charges levied on our customers. Regulatory network charges include messaging signaling unit charges related to the Company's Signaling System No. 7 (SS7) network and Universal Service Fund charges applicable to interstate telecommunications services approved or imposed by the Federal Communications Commission. The Company believes that the indicators under ASC 605-45 support gross revenue presentation since the Company is the primary obligor in the arrangement and carries the underlying traffic over its data communications network and has sole discretion over whether to include such regulatory charges in the amounts invoiced to customers. Included in revenue for the three months ended September 30, 2009 and 2010, are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

$3.2 million and $2.8 million, respectively, related to these pass-through charges and cost of network services. Included in revenue for the nine months ended September 30, 2009 and 2010, are $7.6 million and $8.8 million, respectively, related to these pass-through charges.

        In certain of our international locations, the Company enters into revenue sharing arrangements with third parties related to data communications services it provides to the payment processing industry. Certain of the Company's international payment processing customers elect to configure POS terminals with a caller-paid number. In this type of POS terminal configuration, the customer is responsible for paying a regulated charge for each call to its underlying telecommunications carrier with which it contracts directly. The telecommunications carrier collects the regulated charge from the customer and bears the credit risk in the transaction. The telecommunications carrier then remits the charge to the Company, withholding a fee for the use of its network in delivering the call to the Company. The Company then will pass these charges through to the payment processor, withholding a portion of the amount as a fee. Based on the Company's contractual arrangements with its payment processing customers, it has no obligation to remit cash until and unless the cash is remitted to the Company by the telecommunications carrier. The customer looks to the telecommunications carrier for the provision of data communications access to the POS device and the payment processer for the processing of card-based payments. The Company believes that the indicators under ASC 605-45 support net revenue presentation since the telecommunications provider and payment processor, not the Company, are the primary obligors in the arrangement and the Company does not bear the credit risk. For the three months ended September 30, 2009 and 2010, revenue share was $9.8 million and $10.0 million, respectively. For the nine months ended September 30, 2009 and 2010, revenue share was $26.8 million and $28.6 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

Fair Value of Financial Instruments

        The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of September 30, 2010, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Stock-Based Compensation

        The Company accounts for stock-based compensation under FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense.

        Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated financial statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Cost of network services	$229	$135	$710	$474
Engineering and development	318	235	1,013	752
Selling, general and administrative	2,438	1,048	5,793	3,761

	$2,985	$1,418	$7,516	$4,987

        As of September 30, 2010, there was a total of $7.8 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

        During the three months ended September 30, 2010 the Company granted 8,250 stock options and 39,250 restricted stock units at a weighted average estimated fair values of $9.08 and $19.48, respectively. During the nine months ended September 30, 2010, the Company granted 8,919 stock options and 239,761 restricted stock units at weighted average estimated fair values of $9.25 and $25.47, respectively. During the three months ended September 30, 2009, the Company granted 5,872 stock options and 38,700 restricted stock units at weighted average estimated fair values of $10.54 and $21.90, respectively. During the nine months ended September 30, 2009 the Company granted 7,872 stock options and 43,750 restricted stock units at weighted average estimated fair values of $6.94 and $14.45, respectively. As of September 30, 2010, there was a total of $6.3 million of unrecognized compensation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

expense related to these awards, which is included in the $7.8 million total unrecognized compensation cost mentioned above.

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

        In April 2009, the Company made certain long-term performance-based stock compensation awards (the 2009 Equity Performance Awards). The 2009 Equity Performance Awards were granted under the Company's 2004 Long Term Incentive Plan. Based upon the Company's performance in 2009, the results of which were approved by the Company's board of directors in February 2010, the plan participants earned 100% of the potential payout under the Company's 2009 Equity Performance Awards. The total number of awards issued under the Company's 2009 Equity Performance Awards was 311,500 restricted stock units which represented 100% of an employee's target payout. The weighted average grant date fair value of restricted stock units granted was $16.85. As of September 30, 2010, there was a total of $1.1 million of unrecognized compensation expense related to these performance based awards which is included in the $7.8 million total unrecognized compensation cost mentioned above.

        In February 2010, the Company made certain long-term performance-based stock compensation awards (the 2010 Equity Performance Awards). The 2010 Equity Performance Awards were granted under the Company's 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company's 2010 Equity Performance Awards, assuming that the target payout level was achieved, would be 235,086 restricted stock units. Based on forecast achievement levels, the Company expects to award 19,648 restricted stock units. The potential payout under the 2010 Equity Performance Awards will range from 0% to 150% of an employee's target payout. The weighted average grant date fair value of restricted stock units granted was $23.66. As of September 30, 2010, there was a total of $0.4 million of unrecognized compensation expense related to these performance based awards which is included in the $7.8 million total unrecognized compensation cost mentioned above.

Income Taxes

        The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Under FASB ASC 740, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the underlying asset or liability from period to period.

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

        A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands) as of September 30, 2010, respectively.

Balance as of January 1, 2010	$4,294
Additions for tax positions related to the prior period	3,786
Additions for tax positions related to the current period	503

Balance as of September 30, 2010	$8,583

        The entire balance of unrecognized tax benefits as of September 30, 2010 would impact the effective tax rate if recognized.

        As of September 30, 2010, the Company's accrual for potential interest and penalties associated with uncertain tax positions was $751,000. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reversed and reflected as a reduction of the overall income tax provision. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

        It is reasonably possible that the Company's liability for unrecognized tax benefits will decrease in the next 12 months by $0.8 million as a result of the expiration of certain statutes of limitation.

        The Company's effective tax rate for the nine months ended September 30, 2009 and 2010 of 47.2% and 37.1%, respectively, differ from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

        With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2009.

Reclassifications

        Expenses of $1.3 million incurred in the three months ended March 31, 2010, which were included in selling, general and administrative expenses in the statement of operations included within our Form 10-Q for that period, have been reclassified to cost of network services in the accompanying statement of operations for the nine months ended September 30, 2010.

Recent Accounting Pronouncements

        In February 2010, the Company adopted Accounting Standards Update No. 2010-09, which modifies "Statement of Financial Accounting Standards No, 855—Subsequent Events." (ASU 2010-09). ASU 2010-09 was issued on February 24, 2010 and removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, due to potential conflicts with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Description of Business and Basis of Presentation (Continued)

current SEC guidance. ASU 2010-09 is effective upon issuance for interim and annual reporting periods. The adoption of this standard did not significantly impact our financial statements.

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

2. Long-term Debt

        Debt consists of the following (in thousands):

	December 31, 2009	September 30, 2010
Revolving credit facility	$49,371	$34,370
Term Loan	325,000	310,000

Total credit facility outstanding	374,371	344,370
Unamortized discount	(4,658)	(3,767)

	369,713	340,603
Less: Current portion, net of discount	(15,119)	(13,236)

Long-term portion	$354,594	$327,367

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

November 2009 Credit Facility

        On November 19, 2009 the Company entered into a new secured credit facility (the November 2009 Credit Facility) and refinanced the May 2009 Credit Facility primarily to take advantage of a more favorable interest rate environment. The November 2009 Credit Facility consists of a senior secured term loan facility in an aggregate principal amount of $325 million (the "Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of $75 million (the "Revolving Facility") of which $49.4 million was funded at closing and outstanding as of December 31, 2009 and $34.4 million was outstanding as of September 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Long-term Debt (Continued)

        On October 1, 2010 the Company entered into an amendment related to the November 2009 Credit Facility in connection with the closing of the acquisition of Cequint, Inc. (see Note 7). The amendment provides for a new term loan in an aggregate principal amount of $50 million (the "Incremental Term Loan"), an increase to the existing Revolving Facility by an aggregate principal amount of $25 million and amends certain debt covenants and restricted payments baskets including those related to share repurchases and acquisitions. The Incremental Term Loan was incurred to finance the purchase price for the acquisition, to pay fees, costs and expenses relating to the acquisition and for working capital purposes.

        Payments on the Term Facility and Incremental Term Loan are due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan are applied as directed by the Company. In January 2010, the Company made a voluntary payment of $15 million on the Term Facility. In April and June 2010, the Company made voluntary payments of $9 million and $6 million, respectively, on the Revolving Facility. The outstanding balance on the Revolving Facility is due on November 18, 2014. During the month of October 2010, the Company drew down an additional $15.0 million on the Revolving Facility.

        The total scheduled remaining payments on the November 2009 Credit Facility, which includes the Incremental Term Loan and additional amounts borrowed from the Revolving Facility to date are as follows (in thousands):

2010	$1,875
2011	18,750
2012	18,750
2013	18,750
2014	68,120
Thereafter	283,125

$409,370

        Interest on the outstanding balances under the Revolving Facility is payable, at the Company's option, at a rate equal to the higher of the prime rate announced by SunTrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate ("LIBOR") rate plus 100 basis points (the "Base Rate"), in each case, plus a margin of 3.0% or at LIBOR, plus a margin of 4.0%. Interest on the outstanding balances under the Term Facility and Incremental Term Loan is payable, at the Company's option, at the Base Rate plus a margin of 3.0%, or at LIBOR plus a margin of 4.0%. Additionally, in no event will the LIBOR rate be less than 2.0%. The applicable margins on the Revolving Facility, Term Facility and Incremental Term Loan are subject to step-downs based on the Company's leverage ratio. The Revolving Facility is subject to an annual commitment fee in an amount equal to between 0.375% and 0.50% (based on the Company's leverage ratio) per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the November 2009 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company's option.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Long-term Debt (Continued)

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

        The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of September 30, 2010, the Company is required to maintain a leverage ratio of less than 2.75 to 1.0. The Company's leverage ratio as of September 30, 2010 was 2.4 to 1.0. Effective October 1, 2010, under the amended agreement, the Company is required to maintain a leverage ratio of less than 3.25 to 1.0. The maximum leverage ratio declines over the term of the November 2009 Credit Facility. Also beginning December 31, 2009 and as of the end of each subsequent quarter for the twelve month period then ended, the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company's consolidated fixed charge coverage ratio as of September 30, 2010 was 1.8 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Effective October 1, 2010, the restricted payments covenant was amended to permit stock repurchases of up to $50 million until 18 months after this date, with such repurchases exempt from the minimum consolidated fixed charge coverage ratio covenant. Thereafter, stock repurchases are subject to a minimum required availability of $40 million and if the Company has a pro forma maximum leverage ratio of greater than 2.50 to 1.00, the Company is permitted to purchase shares at an amount equal to 50% of cumulative reported excess cash flow; if the Company has a pro forma maximum leverage ratio of 2.50 to 1.00 or greater but less than 3.00 to 1.00, the Company is permitted to purchase shares at an amount equal to the lesser of $30 million and 50% of cumulative reported excess cash flow or if the Company has a pro forma maximum leverage ratio of 3.00 to 1.00 or greater, the Company is permitted to purchase shares at an amount equal to the lesser of $20 million and 50% of cumulative reported excess cash flow. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of September 30, 2010.

        In connection with the closing of the November 2009 Credit Facility, the Company incurred approximately $2.9 million in financing costs. In connection with the closing of the amendment to the November 2009 Credit Facility in October 2010, the Company incurred approximately $1.9 million in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Long-term Debt (Continued)

financing costs. These financing costs were deferred and are being amortized using the effective interest method over the remaining life of the November 2009 Credit Facility.

3. Comprehensive Income

        The components of comprehensive income, net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income	$3,204	$4,021	$3,633	$11,623
Foreign currency translation adjustments	912	8,668	5,084	(1,193)

Total comprehensive income	$4,116	$12,689	$8,717	$10,430

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

        The treasury stock effect of options to purchase 603,971 shares of common stock that were outstanding as of September 30, 2010, and options to purchase 193,012 shares of common stock that were outstanding as of September 30, 2009 were excluded from the computation of diluted net income per common share for the three months ended September 30, 2009 and 2010, respectively, as their effect would have been anti-dilutive.

        The treasury stock effect of options to purchase 272,967 shares of common stock that were outstanding as of September 30, 2010, and options to purchase 833,068 shares of common stock that were outstanding as of September 30, 2009 were excluded from the computation of diluted net income per common share for the nine months ended September 30, 2009 and 2010, respectively, as their effect would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Net Income Per Common Share (Continued)

        The Company's basic and diluted earnings per share are presented below (amounts in thousands except number of shares and per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income	$3,204	$4,021	$3,633	$11,623
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,481,084	26,189,608	25,279,307	26,083,076
Treasury stock effect of outstanding options to purchase	379,165	135,137	174,916	263,700
Treasury stock effect of unvested restricted stock units	289,183	389,490	169,977	425,492

Diluted weighted average common shares outstanding	26,149,432	26,714,235	25,624,200	26,772,268

Net income per common share:
Basic net income per common share	$0.13	$0.15	$0.14	$0.45

Diluted net income per common share	$0.12	$0.15	$0.14	$0.43

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

        Revenue for the Company's three business divisions is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenues:
Payments	$51,282	$50,049	$144,408	$148,033
Telecommunication services	72,418	64,652	144,354	194,375
Financial services	16,405	16,545	48,560	49,612

Total revenues	$140,105	$131,246	$337,322	$392,020

        Management evaluates the Company's performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as net income before depreciation, amortization, stock compensation expense, interest expense, other income (expense),

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Segment Information (Continued)

equity in net loss of unconsolidated affiliate and provision for income taxes. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results. The Company believes that this measure, viewed in addition to and not in lieu of the Company's reported GAAP results, provides additional useful information to the investors regarding the Company's performance and overall operating results exclusive of selected significant non-cash items. This metric is frequently requested by investors and is also an integral part of the Company's internal reporting to measure the performance of senior management. The Company's definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

        EBITDA before stock compensation expense was approximately $36.8 million and $34.8 million for the three months ended September 30, 2009 and 2010, respectively. EBITDA before stock compensation expense was approximately $84.6 million and $101.8 million for the nine months ended September 30, 2009 and 2010, respectively. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

        EBITDA before stock compensation expense differs from net income reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
EBITDA before stock compensation expense	$36,829	$34,847	$84,630	$101,762
Reconciling items:
Depreciation and amortization of property and equipment	(9,013)	(11,467)	(22,841)	(35,258)
Amortization of intangible assets	(9,102)	(8,547)	(22,859)	(28,429)
Stock compensation expense	(2,985)	(1,418)	(7,516)	(4,987)
Interest expense	(11,952)	(5,748)	(24,821)	(17,694)
Interest income and other income (expense), net	583	(2,545)	370	3,366
Equity in net loss of unconsolidated affiliate	(27)	(224)	(80)	(289)
Provision for income taxes	(1,129)	(877)	(3,250)	(6,848)

Net income	$3,204	$4,021	$3,633	$11,623

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Segment Information (Continued)

        The Company's revenues were generated in the following geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Payments Division
North America	$19,792	$17,147	$57,368	$54,152
Europe	25,558	25,783	70,756	73,895
Asia-Pacific	5,932	7,119	16,284	19,986

	$51,282	$50,049	$144,408	$148,033

Financial Services Division
North America	$12,011	$11,305	$36,215	$34,492
Europe	3,240	3,093	8,644	9,238
Asia-Pacific	1,154	2,147	3,701	5,882

	$16,405	$16,545	$48,560	$49,612

Telecommunication Services Division
North America	$72,418	$64,652	$144,354	$194,375

Total
North America	$104,221	$93,104	$237,937	$283,019
Europe	28,798	28,876	79,400	83,133
Asia-Pacific	7,086	9,266	19,985	25,868

	$140,105	$131,246	$337,322	$392,020

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2009	September 30, 2010
North America	$368,168	$343,777
Europe	22,527	19,234
Asia-Pacific	18,670	20,687

Total long lived assets	$409,365	$383,698

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Subsequent Events

Acquisition of Cequint, Inc.

        On October 1, 2010, the Company completed the acquisition of Cequint, Inc. in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010. The purchase price, subject to working capital adjustments, included an initial payment of $49.3 million, consisting of $46.5 million in cash and $2.8 million in Company common stock issued to certain Cequint executives, and may be adjusted in the future for a potential additional $62.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total of $111.8 million. As part of the $49.3 million purchase price, Cequint paid off approximately $6.8 million in debt and the Company assumed approximately $0.4 million in cash. The Company funded the transaction through a new $50 million term loan facility using a portion of the accordion feature as part of its November 2009 Credit Facility (see Note 2). Cequint provides carrier—grade caller ID products and enhanced services to leading US-based mobile operators. The Company will integrate Cequint into its telecommunication services division.

        This acquisition will be accounted for as a business combination under FASB ASC 805, Business Combinations. While the Company has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired, liabilities assumed and the contingent consideration, the initial purchase price allocation is not yet available. For the three and nine months ended September 30, 2010, approximately $0.7 million of acquisition costs have been included in the Company's consolidated financial statements.

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

        There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as "may," "will," "should," "projects," "estimates," "expects," "plans," "intends," "anticipates," "believes," and variations of these words and similar expressions. Similarly, statements herein that describe the Company's business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company's reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; our customer's ability to direct their data communications from the Company's networks to other networks; the Company's ability to grow its business domestically and internationally by generating greater transaction volumes, longer than expected sales cycles, customer delays in migration, acquiring new customers or developing new service offerings; current difficulties in the financial services sector may continue to have a negative impact on our future growth rates in our financial services division; fluctuations in the Company's quarterly results because of the seasonal nature of the business; unfavorable fluctuations in foreign exchange rates; the continuing impact of the current economic conditions; the Company's substantial debt could adversely affect its financial health because the Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, the Company may not generate sufficient cash flow to repay the debt on a timely basis or to pre-pay the debt, and a significant portion of the Company's cash flow from operations will be dedicated to the repayment or servicing of indebtedness, thereby reducing the amount of cash available for other purposes; the Company's ability to refinance its senior secured credit facility; the Company's ability to identify, execute or effectively integrate acquisitions including the acquisitions of CSG and Cequint, Inc.; the Company's ability to realize additional overall cost savings from the acquisition of CSG, including consolidating SS7 call signaling networks, eliminating duplicate intelligent database platforms and eliminating duplicate facilities; increases in the prices charged by telecommunication providers for services used by the Company; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company's ability to identify, execute or effectively integrate future acquisitions; the Company's ability to adapt to changing technology; additional costs related to compliance with the SEC rule changes or other corporate governance issues; and other risk factors described in the Company's annual report on Form 10-K filed with the SEC on March 16, 2010 and in the Company's quarterly reports on Form 10-Q filed with the SEC on May 10, 2010 and August 9, 2010. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company's views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

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

  •
  Telecommunication services.  Our telecommunication services division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. We collaborate with customers, sharing our expertise, resources and infrastructure to leverage rapidly evolving technologies. Our suite of services includes reliable SS7 networks (the largest independent provider in North America), intelligent database and registry services, identity and verification services and hosted roaming and clearing solutions that simplify our customers' operations, expand their reach and provide a foundation that helps them facilitate their profitability.

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

Acquisition of Cequint, Inc.

        On October 1, 2010, we completed the acquisition of Cequint, Inc. in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010. The purchase price, subject to working capital adjustments, included an initial payment of $49.3 million, consisting of $46.5 million in cash and $2.8 million in TNS common stock issued to certain Cequint executives, and may be adjusted in the future for a potential additional $62.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $111.8 million. As part of the $49.3 million purchase price, Cequint paid off approximately $6.8 million in debt and we assumed approximately $0.4 million in cash. We funded the transaction through a new $50 million term loan facility using a portion of the accordion feature as part of our November 2009 Credit Facility (see Note 2). Cequint provides carrier—grade caller ID products and enhanced services to top US-based mobile operators. We will integrate Cequint into our telecommunication services division.

        This acquisition will be accounted for as a business combination under FASB ASC 805, Business Combinations. While we have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired, liabilities assumed and the contingent consideration, the initial purchase price allocation is not yet available. No financial activity from this acquisition has been included in our consolidated financial statements other than $0.7 million of acquisition costs included in the results for the three and nine months ended September 30, 2010.

Acquisition of the Communications Services Group (CSG)

        On March 2, 2009, we entered into an asset purchase agreement with VeriSign, Inc. pursuant to which we agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG. On May 1, 2009, we completed the acquisition in accordance with the terms and conditions of the asset purchase agreement. The initial purchase price was approximately $226.2 million in cash and was subject to a post-closing working capital adjustment. During the third and fourth quarters of 2009, working capital and other adjustments were negotiated resulting in a $4.5 million increase in the purchase price to $230.7 million. The purchase price was finalized in May 2010 resulting in an additional $0.5 million increase in the purchase price to $231.2 million. As a result of the purchase price finalization, $1.7 million was adjusted retrospectively to certain working capital amounts on the December 31, 2009 balance sheet with a corresponding decrease in goodwill. Such adjustment had no impact on the statement of operations. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility. CSG provides call signaling services, intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. We are integrating CSG into our telecommunication services division. Our statement of operations for the nine months ended September 30, 2010 includes the results of CSG and is therefore not comparable to the nine months ended September 30, 2009. Please refer to our amended Current Report on Form 8-K/A filed with the SEC on July 15, 2009 for more detail on the historical and pro-forma results of CSG.

Share Repurchase Plan

        On September 1, 2010 our Board of Directors approved a share repurchase plan authorizing the repurchase of a maximum of $50.0 million of our common stock over the period expiring March 31, 2012. We commenced repurchasing shares on October 1, 2010 and as of November 9, 2010, have repurchased approximately 947,674 shares for a total of $17.2 million.

Results of Operations

        The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenues	$140,105	$131,246	$337,322	$392,020
Operating expenses:
Cost of network services, exclusive of the items shown separately below	64,940	65,700	160,044	195,031
Engineering and development	10,379	9,266	25,855	27,819
Selling, general, and administrative	30,942	22,851	74,309	72,395
Depreciation and amortization of property and equipment	9,013	11,467	22,841	35,258
Amortization of intangible assets	9,102	8,547	22,859	28,429

Total operating expenses	124,376	117,831	305,908	358,932

Income from operations	15,729	13,415	31,414	33,088
Interest expense	(11,952)	(5,748)	(24,821)	(17,694)
Interest income	90	88	329	295
Other income (expense), net	493	(2,633)	41	3,071

Income before income tax benefit and equity in net loss of unconsolidated affiliates	4,360	5,122	6,693	18,760
Income tax provision	(1,129)	(877)	(3,250)	(6,848)
Equity in net loss of unconsolidated affiliate	(27)	(224)	(80)	(289)

Net income	$3,204	$4,021	$3,633	$11,623

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

        Revenues.    Total revenues decreased $8.9 million, or 6.3%, to $131.2 million for the three months ended September 30, 2010, from $140.1 million for the three months ended September 30, 2009. The negative effect of foreign exchange translation on a year-over-year basis was $1.6 million. Excluding the effect of foreign exchange rates, total revenues decreased $7.3 million, or 5.2%, to $132.8 million for the three months ended September 30, 2010.

        We enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended September 30, 2010 and 2009 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2010		2009
	% of Revenue	Weighted Average Exchange Rates	% of Revenue	Weighted Average Exchange Rates
British Pound	12%	1.55	11%	1.64
Euro	9%	1.29	9%	1.43
Australian Dollar	5%	0.90	4%	0.83

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

        Payments division.    Revenues from the payments division decreased $1.3 million, or 2.4%, to $50.0 million for the three months ended September 30, 2010, from $51.3 million for the three months ended September 30, 2009. The negative effect of foreign exchange translation on a year-over-year basis was $1.5 million. Excluding the impact of foreign exchange rates, payments revenue increased $0.2 million, or 0.6%, to $51.5 million for the three months ended September 30, 2010. This was due to the following increases (decreases):

Network services

  •
  $2.2 million from market share gains in Europe;

  •
  $0.5 million from market share gains in Asia Pacific;

  •
  $0.5 million from higher traffic allocations from a customer in North America;

  •
  ($2.0) million due primarily to lower transaction volumes and to a lesser extent price reductions in North America; and

  •
  ($0.7) million due to the previously disclosed loss by our Australian telecommunications partner of a significant portion of its business.

Gateway services

  •
  $0.6 million from development revenue in our Dialect subsidiary;

  •
  $0.3 million from card holder present services in Europe; and

  •
  $0.2 million from cardholder not present services in Asia Pacific.

ATM processing and software services

  •
  ($0.8) million from ATM software services which we ceased selling in the fourth quarter of 2009;

  •
  ($0.5) million from our Canadian ATM processing business primarily due to a customer in-sourcing its processing services; and

  •
  ($0.1) million from the previously disclosed loss of an ATM customer in Europe.

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

        Telecommunication services division.    Revenues from the telecommunication services division decreased $7.7 million, or 10.7%, to $64.7 million for the three months ended September 30, 2010, from $72.4 million for the three months ended September 30, 2009. Included in revenues were pass-through charges of $1.9 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively. Excluding the decrease in pass-through charges, revenues decreased $7.3 million to $62.8 million for the three months ended September 30, 2010. This was due to the following decreases: $7.0 million primarily due to volume reductions and to a lesser extent pricing concessions to legacy CSG customers which had been previously anticipated; $1.0 million related to the previously disclosed loss of a wireless customer who decided to consolidate their calling name access and storage services under an alternative provider; $0.8 million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer; and $0.8 million due to a reduction in volumes in our payphone fraud and validation service. These decreases were partially offset by an increase of $2.3 million due primarily to the implementation of services for wireless customers and to a lesser extent continued growth from current wireline customers.

        Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the businesses acquired through our purchase of CSG and Cequint Inc (see note 7). In addition, we have recently seen an increase in the sales lead times for certain of our telecommunication services division products which has impacted our ability to grow our revenue base. We attribute these delays primarily to what we believe to be resource constraints at our potential customers as a result of the overall weakness of the global economy.

        Financial services division.    Revenues from the financial services division increased $0.1 million, or 0.9%, to $16.5 million for the three months ended September 30, 2010, from $16.4 million for the three months ended September 30, 2009. The negative effect of foreign exchange translation on a year-over-year basis was $0.1 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.2 million, or 1%, to $16.6 million for the three months ended September 30, 2010. This was due to increased revenue of $0.4 million in Europe and $0.5 million in Asia Pacific due to continued expansion of the number of customer endpoints in those regions and $0.2 million in North America due to higher sales of bandwidth based services to the foreign exchange community. These increases were partially offset by a decrease of $0.9 million due to the continued rationalization of market data access services by our customers in North America.

        Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network as well as the success of our new product offerings. We have continued to see a decline in demand for legacy low latency exchange data connectivity in the U.S. and no longer generate significant revenue from these services in North America.

        Cost of network services.    Cost of network services increased $0.7 million, or 1.2%, to $65.7 million for the three months ended September 30, 2010, from $65.0 million for the three months ended September 30, 2009. On a constant dollar basis, cost of network services would have increased $1.3 million to $66.3 million. This was due to the following increases: $2.1 million in payroll related costs and overhead expense primarily to support our IP registry, roaming and clearing and payment gateway platforms; $0.6 million from higher dial access rates in our North America payments division; and $0.9 million to support our revenue growth in Europe and Asia Pacific. These increases were partially offset by the following decreases: $1.2 million in costs related to our telecommunication services division due primarily to lower volumes in our legacy services and to a lesser extent cost reductions from integration synergies; and $1.1 million due to lower variable incentive cash compensation.

        Gross profit represented 50.0% of total revenues for the three months ended September 30, 2010, compared to 53.7% for the three months ended September 30, 2009. On a constant dollar basis, gross margins for the three months ended September 30, 2010 decreased 360 basis points to 50.1%. This decrease was primarily due to pricing concessions and volume reductions from our U.S. payments and telecommunications services customers and to a lesser extent from increases in our POS dial access rates in North America. This was partially offset by revenue growth in our international businesses and to a lesser extent a reduction in our fixed network expense from integraton synergies and to a lesser extent a decrease in variable incentive cash compensation.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

        Engineering and development expense.    Engineering and development expense decreased $1.1 million, or 10.7%, to $9.3 million for the three months ended September 30, 2010, from $10.4 million for the three months ended September 30, 2009. On a constant dollar basis, engineering and development expense decreased $1.1 million and represented 7.1% and 7.4% of revenues for the three months ended September 30, 2010 and 2009, respectively. This was due to the following decreases: $0.9 million in variable cash incentive compensation; $0.3 million in higher capitalized software development costs, which are offset against engineering and development costs; and $0.1 million in stock compensation expense due primarily to a decrease in the number of awards granted. These decreases were partially offset by an increase of $0.2 million primarily related to additional investment to support the continued development of our roaming and clearing, IP registry and payment gateway platforms.

        Selling, general and administrative expense.    Selling, general and administrative expenses decreased $8.0 million, or 26.1%, to $22.9 million for the three months ended September 30, 2010, from $30.9 million for the three months ended September 30, 2009. On a constant dollar basis, selling, general and administrative expenses would have decreased $7.8 million, or 25.3%, to $23.1 million and represented 17.4% and 22.1% of revenues for the three months ended September 30, 2010, and 2009, respectively. This was due to the following decreases: $2.6 million in variable cash incentive compensation; $1.5 million in severance charges related to restructuring activities in Europe and the integration of CSG; and $1.4 million in stock compensation due primarily to a decrease in performance related stock compensation. These decreases were partially offset by an increase of $0.7 million due to acquisition costs related to the Cequint transaction (see note 7) that were expensed in accordance with the provisions of FASB ASC 805, Business Combinations. Excluding these items and the effects of foreign exchange, selling, general and administrative expenses decreased $3.0 million primarily due to cost reductions achieved through integration synergies.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $2.5 million, or 27.2%, to $11.5 million for the three months ended September 30 2010, from $9.0 million for the three months ended September 30, 2009 and represented 8.7% and 6.4% of revenue for the three months ended September 30, 2010 and 2009, respectively. The increase in depreciation expense was primarily due to an accelerated depreciation charge of $1.1 million following the decision made in the second quarter to phase out surplus network assets and office equipment that will no longer be required following the integration of the legacy CSG and TNS operations. We estimate the total value of these assets to be $6.2 million and expect to recognize an additional $1.1 million accelerated depreciation charge in the three months ended December 31, 2010 and $0.8 million in the three months ended March 31, 2011 as these assets are removed from service. Excluding the accelerated charge related to surplus assets, depreciation and amortization of property and equipment increased $1.4 million due to capital expenditures made to support our revenue growth and integration efforts.

        Amortization of intangible assets.    Amortization of intangible assets decreased $0.6 million, or 6.1%, to $8.5 million for the three months ended September 30, 2010, from $9.1 million for the three months ended September 30, 2009. The decrease was due to certain intangible assets reaching the end of their economic useful lives.

        Interest expense.    Interest expense decreased $6.3 million to $5.7 million for the three months ended September 30, 2010, from $12.0 million for the three months ended September 30, 2009. Amortization of deferred financing fees and original issue discount for the three months ended September 30, 2010 and 2009, was $0.4 million and $3.0 million, respectively. Excluding these charges, cash interest expense decreased $3.7 million from $9.0 million to $5.3 million for the three months ended September 30, 2010 and 2009, respectively, primarily due to a $3.0 million benefit from the November 2009 refinancing of our senior credit facilities, which lowered our effective borrowing rate and to a lesser extent from $0.7 million due to reduced borrowing levels resulting from our early prepayment of debt.

        Other income (expense), net.    Other income (expense) was a loss of $2.5 million for the three months ended September 30, 2010 compared to a gain of $0.6 million for the three months ended September 30, 2009. Included in other income (expense) was a loss of approximately $2.7 million compared to a gain of $0.5 million for the three months ended September 30, 2010 and 2009, respectively, related to foreign currently revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro.

        Income tax provision.    For the three months ended September 30, 2010, our income tax provision was approximately $0.9 million compared to $1.1 million for the three months ended September 30, 2009. Our effective tax rate was 17.1% and 26.0% for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate, partially offset by stock-based compensation expense not deductible for income tax purposes and increases in FASB ASC 740 reserves due to certain income tax exposures.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        Revenues.    Total revenues increased $54.7 million, or 16.2%, to $392.0 million for the nine months ended September 30, 2010, from $337.3 million for the nine months ended September 30, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $2.1 million. Excluding the effect of foreign exchange rates, total revenues increased $52.6 million, or 15.6%, to $389.9 million for the nine months ended September 30, 2010.

        We enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the nine months ended September 30, 2010 and 2009 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2010		2009
	% of Revenue	Weighted Average Exchange Rates	% of Revenue	Weighted Average Exchange Rates
British Pound	12%	1.53	12%	1.54
Euro	9%	1.32	10%	1.37
Australian Dollar	5%	0.90	5%	0.75

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

        Payments division.    Revenues from the payments division increased $3.6 million, or 2.5%, to $148.0 million for the nine months ended September 30, 2010, from $144.4 million for the nine months ended September 30, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $1.7 million. Excluding the impact of foreign exchange rates, payments revenue increased $1.9 million, or 1.3% to $146.3 million for the nine months ended September 30, 2010. This was due to the following increases (decreases):

Network services

  •
  $4.5 million from market share gains in Europe;

  •
  $1.0 million from higher traffic allocations from a customer in North America;

  •
  $0.6 million from market share gains in Asia Pacific;

  •
  $0.2 million from broadband products in North America;

  •
  ($4.2) million due primarily to lower transaction volumes and to a lesser extent price reductions in North America; and

  •
  ($1.3) million due to the previously disclosed loss by our Australian telecommunications partner of a significant portion of its business.

Gateway services

  •
  $0.8 million from card holder present services in Europe;

  •
  $0.8 million from cardholder not present services in Asia Pacific; and

  •
  $0.3 million from development revenue in our Dialect subsidiary;

ATM processing and software services

  •
  $1.4 million from an equipment sale in North America;

  •
  $0.2 million from ATM processing revenue from our Canadian subsidiary;

  •
  ($1.9) million from our ATM software product which we ceased selling in the fourth quarter of 2009; and

  •
  ($0.5) million from the previously disclosed loss of an ATM customer in Europe.

        Telecommunication services division.    Revenues from the telecommunication services division increased $50.0 million, or 34.7% to $194.4 million for nine months ended September 30, 2010, from $144.4 million for the nine months ended September 30, 2009. Included in revenues were pass-through charges of $6.0 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively. Excluding the increase in pass through charges, revenues increased $51.8 million for the nine months ended September 30, 2010 primarily due to the inclusion of the acquired CSG operations and to a lesser extent $3.6 million due to the implementation of services for new and current wireless customers and continued growth from current wireline customers. This increase was partially offset by the following decreases: $11.7 million in previously anticipated volume reductions and pricing concessions to legacy CSG customers; $3.3 million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer; $1.9 million due to a reduction in volumes in our payphone fraud and validation service; and $1.4 million related to the loss of a wireless customer who decided to consolidate their calling name access and storage services under an alternate provider.

        Financial services division.    Revenues from the financial services division increased $1.0 million, or 2.2%, to $49.6 million for the nine months ended September 30, 2010, from $48.6 million for the nine months ended September 30, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.4 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.6 million, to $49.2 million as of September 30, 2010. Revenues increased $1.4 million in Europe and $0.9 million in Asia Pacific due to continued expansion of the number of customer endpoints in those regions and $0.2 million in North America due to higher sales of bandwidth based services to the foreign exchange community. These increases were partially offset by a decrease of $1.9 million due to the continued rationalization of market data access services by our customers in North America.

        Cost of network services.    Cost of network services increased $35.0 million, or 21.9%, to $195.0 million for the nine months ended September 30, 2010, from $160.0 million for the nine months ended September 30, 2009. On a constant dollar basis, cost of network services would have increased $34.5 million, or 21.6%, to $194.5 million. This was primarily due to increased costs related to the operation of the assets acquired from CSG and to a lesser extent the following increases: $2.7 million in our payments division in North America due to higher dial access rates which was partially offset by a 5% decrease in dial transaction volumes; $2.5 million in payroll related costs and overhead primarily to support our IP registry, roaming and clearing and payment gateway platforms; $1.0 million to support our revenue growth in Europe and Asia Pacific; and $0.4 million to support our ATM processing business. These increases were partially offset by the following decreases: $4.9 million in our telecommunication services division primarily due to lower volumes in our legacy services and to a lesser extent reductions in fixed expense from integration synergies; $1.3 million in variable incentive cash compensation; and $0.2 million in our payments division in Asia Pacific due primarily to lower transaction volumes.

        Gross profit represented 50.2% of total revenues for the nine months ended September 30, 2010, compared to 52.6% for the nine months ended September 30, 2009. On a constant dollar basis, gross margins for the nine months ended September 30, 2010 decreased 250 basis points to 50.1%. This decrease was primarily due to pricing concessions and volume reductions from our payments and telecommunication services customers and to a lesser extent from increases in our POS dial access rates in North America. This was partially offset by revenue growth in our international businesses and to a lesser extent by a reduction in our fixed network expense from integration synergies and to a lesser extent a decrease in variable incentive cash compensation.

        Engineering and development expense.    Engineering and development expense increased $1.9 million, or 7.6%, to $27.8 million for the nine months ended September 30, 2010, from $25.9 million for the nine months ended September 30, 2009. On a constant dollar basis, engineering and development expenses would have increased $1.4 million, or 5.3%, to $27.3 million and represented 7.1% and 7.7% of revenues for the nine months ended September 30, 2010 and 2009, respectively. This increase was primarily due to additional headcount and other costs required to support our acquisition of CSG and was partially offset by the following decreases: $2.4 million in variable cash incentive compensation; $2.4 million in higher capitalized software development costs which are offset against engineering and development costs, primarily due to investment in our roaming and clearing, IP registry and payment gateway platforms; and $0.3 million in stock compensation expense due to a decrease in the number of awards granted.

        Selling, general and administrative expense.    Selling, general and administrative expenses decreased $1.9 million, or 2.6%, to $72.4 million for the nine months ended September 30, 2010, from $74.3 million for the nine months ended September 30, 2009. On a constant dollar basis, selling, general and administrative expenses would have decreased $2.4 million, or 3.3%, to $71.9 million and represented 18.5% of revenues for the nine months ended September 30, 2010, compared to 22.0% of revenues for the nine months ended September 30, 2009. This was due to the following decreases: $4.6 million in variable cash incentive; $2.1 million in stock compensation primarily due to reduced performance related stock compensation; $0.5 million in severance charges related to restructuring activities in Europe and the integration of CSG; and $1.5 million in acquisition related costs expensed in accordance with the provisions of FASB ASC 805, Business Combinations ($0.7 million of costs for the nine months ended September 30, 2010 related to the Cequint transaction compared to $2.2 million of costs for the nine months ended September 30, 2009 related to the CSG transaction). Excluding these items and the effects of foreign exchange, selling, general and administrative expenses increased $6.3 million primarily due to additional headcount and other costs necessary to support the acquired CSG operations and to a lesser extent an increase in costs incurred to support our Canadian ATM processing business partially offset by integration related synergies.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $12.5 million, or 54.4%, to $35.3 million for the nine months ended September 30, 2010, from $22.8 million for the nine months ended September 30, 2009. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $12.2 million, or 53.5% to $35.0 million and represented 9.0% and 6.8% of revenue for the nine months ended September 30, 2010 and 2009, respectively. The increase in depreciation expense was primarily due to an accelerated depreciation charge of $4.3 million following a decision made during the second quarter to phase out surplus network assets and office equipment that will no longer be required following the integration of the legacy CSG and TNS operations. We estimate the total value of these assets to be $6.2 million and expect to recognize an additional $1.1 million accelerated depreciation charge in the three months ended December 31, 2010 and $0.8 million in three months ended March 31, 2011 as these assets are removed from service. Excluding the accelerated charge related to surplus assets, depreciation and amortization of property and equipment increased $3.9 million due to acquired CSG assets and $4.0 million due to capital expenditures primarily to support our revenue growth and to a lesser extent the integration of back office systems.

        Amortization of intangible assets.    Amortization of intangible assets increased $5.5 million, or 24.4%, to $28.4 million for the nine months ended September 30, 2010, from $22.9 million for the nine months ended September 30, 2009. On a constant dollar basis, amortization of intangible assets would have increased $5.4 million, or 23.6% to $28.3 million. The increase was due to additional amortization expense of $5.7 million related to the CSG acquisition and a charge of $1.9 million related to the impairment of certain customer relationship intangible assets. This was partially offset by a decrease of $2.3 million as certain intangible assets reached the end of their economic useful lives.

        Interest expense.    Interest expense decreased $7.1 million to $17.7 million for the nine months ended September 30, 2010, from $24.8 million for the nine months ended September 30, 2009. Included in interest expense for the nine months ended September 30, 2009 was a $1.7 million charge related to the write-off of the deferred financing fees related to the 2007 Credit Facility in connection with the closing of the May 2009 Credit Facility. Amortization of deferred financing fees and discount for the nine months ended September 30, 2010 and September 30, 2009 was $1.5 million and $6.0 million, respectively. Excluding these charges, cash interest expense decreased $5.6 million due to a reduction in interest rates which was partially offset by an increase of $4.7 million due to higher borrowing levels.

        Other income.    Other income was a gain of $3.1 million for the nine months ended September 30, 2010 compared to $40,000 for the nine months ended September 30, 2009. Included in other income, was a gain of $2.8 million compared to a loss of $71,000 for the nine months ended September 30, 2010 and 2009, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro.

        Income tax provision.    For the nine months ended September 30, 2010, our income tax provision was approximately $6.8 million compared to $3.3 million for the nine months ended September 30, 2009. The increase in our income tax provision is primarily related to higher income from operations, U.S. tax expense on undistributed foreign earnings due to the lapse of a statute at the beginning of 2010 that exempted certain foreign passive income from U.S. taxes, and increases in FASB ASC 740 reserves due to certain income tax exposures, partially offset by the effect of adjustments to the provision from prior years. Our effective tax rate was 37.1% and 47.2% for the nine months ended September 30, 2010 and 2009, respectively. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to stock-based compensation expense not deductible for income tax purposes, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our amended November 2009 Credit Facility, will be adequate to meet our anticipated needs for the foreseeable future.

        Our operations provided us cash of $78.6 million for the nine months ended September 30, 2010, which was attributable to net income of $11.6 million, depreciation, amortization and other non-cash charges of $66.6 million and a decrease in working capital of $0.4 million. Our operations provided us cash of $74.3 million for the nine months ended September 30, 2009, which was attributable to net income of $3.6 million, depreciation, amortization and other non-cash charges of $63.9 million and a decrease in working capital of $6.7 million.

        We used cash of $37.4 million in investing activities for the nine months ended September 30, 2010, which was comprised primarily of $36.8 million of capital expenditures to support our revenue growth and integration activities. We used cash of $253.8 million in investing activities for the nine months ended September 30, 2009 which consisted of $23.8 million in capital expenditures to support our revenue growth and $230.0 million for the acquisition of the CSG business.

        We used cash of $31.5 million from financing activities for the nine months ended September 30, 2010. This consisted primarily of a $30.0 million voluntary pre-payment on the November 2009 Credit

Facility. In addition, $3.4 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $1.9 million from the exercise of employee stock options. Our financing activities provided us cash of $167.4 million for the nine months ended September 30, 2009. This consisted of proceeds from the new term loan from the May 2009 Credit Facility of $230.0 million less original issue discount of $23.0 million and financing fees of $5.4 million. The net proceeds from the May 2009 Credit Facility were used to partially fund the CSG acquisition. In addition, we made $40.0 million of repayments on our 2009 May Credit Facility.

Commitments

        The following table summarizes our contractual obligations as of September 30, 2010 as well as the incremental Term Loan and additional amounts borrowed from the Revolving Facility in October 2010, that require us to make future cash payments (dollars in thousands) (See Note 2):

		Year ending December 31,
Contractual Cash Obligations by Period:	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt under the senior secured credit facility	$409,370	$1,875	$18,750	$18,750	$18,750	$68,120	$283,125
Supplier commitments	38,268	7,089	19.683	5,483	2,174	1,772	2,067
Operating lease obligations	41,271	4,298	10,250	8,215	5,697	3,777	9,034

	$488,909	$13,262	$48,683	$32,448	$26,621	$73,669	$294,226

        Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at September 30, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $8.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 1 to the condensed consolidated financial statements for further discussion of income tax.

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

Outlook

        On October 1, 2010, we completed the acquisition of Cequint Inc. in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010. Cequint provides carrier-grade caller ID products and enhanced services to leading US-based mobile operators. We anticipate that Cequint will generate $2.0 million in revenue during the three month period ending December 31, 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2010, we had $344.4 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Interest on outstanding balances under the November 2009 Credit Facility is payable, at the Company's option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At September 30, 2010 the one-month LIBOR rate was 0.26%. Based upon the outstanding borrowings on September 30, 2010 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $3.4 million.

        As of September 30, 2010, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

        We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. This loan is denominated in U.S. dollars and therefore fluctuations in the euro to the U.S. dollar exchange rate are recorded as revaluation gains or losses in our income statement. As it relates to this specific loan agreement, each $0.01 movement in the euro to U.S. dollar exchange rate could affect our other income (loss) by $0.2 million. For the three months ended September 30, 2010, we recorded a loss on foreign currency revaluation of approximately $2.7 million. For the nine months ended September 30, 2010, we recorded a gain on foreign currency revaluation of approximately $2.8 million which is included in other income (expense) in the accompanying condensed consolidated financial statement of operations.

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

Evaluation

        The Company carried out an evaluation, under the supervision, and with the participation, of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010. Based on the foregoing, the Company's Chief Executive Officer and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in Internal Controls

        On May 1, 2009, the Company completed its acquisition of CSG. Management has considered the CSG acquisition material to the results of operations, cash flows and financial position from the date of acquisition through September 30, 2010 and believes that the internal controls and procedures of CSG have a material effect on internal controls over financial reporting. CSG is integrated into the Company's internal controls and procedures and will be included in the overall assessment of, and report on, internal controls over financial reporting as of December 31, 2010. There have been no other changes during the nine months ended September 30, 2010 covered by this report in the Company's internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 1A.    Risk Factors

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Default Upon Senior Securities

        None.

Item 4.    Removed and Reserved

Item 5.    Other Information

        None.

Item 6.    Exhibits

(10.1)	Amendment to November 2009 Term Loan Facility Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 5, 2010).

(10.2)	Agreement and Plan of Merger by and among TNS, Inc., Thunder Acquisition Corp., Cequint, Inc., and Project Thunder Shareholder Liquidity Trust dated September 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 14, 2010).

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: November 9, 2010	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer
Date: November 9, 2010	By:	/s/ DENNIS L. RANDOLPH, JR. Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer