Form 10-K
period 2010-12-31
TNS INC
filed 2011-03-16
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of March 14, 2011, 25,465,046 shares of the Registrant's common stock were outstanding. As of June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $463 million.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

TNS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010
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

Item 1.    Business

Overview

        We are an international data communications company which provides networking, managed connectivity, data communications and value added services to many of the world's leading telecommunication firms, retailers, banks, payment processors and financial institutions. Our services enable secure and reliable transmission of time-sensitive data critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 26 countries.

        We provide services through our data network, which is designed specifically for data-oriented applications and incorporates multi-protocol label switching, or MPLS, based topology. Our network supports a variety of widely accepted communications protocols and is designed to be scalable, interoperable and accessible by multiple methods, including broadband, dedicated, dial-up, wireless and Internet connections.

        In 2010, we reported our revenues from three distinct business divisions. Our Telecommunication Services Division (TSD) principally serves telecommunication customers in North America, but in recent years has started generating revenue outside of North America from certain products. Our Payments Division is focused on the payments industry in North America, Europe and Asia Pacific. Our Financial Services Division (FSD) serves customers in the financial services industry in North America, Europe and Asia Pacific. Prior to 2010, we had a separate International Services Division (ISD) which was focused on selling our payments and financial services outside of North America. In recognition that our business and the customers to whom we provide services had evolved to become more global in scope, our management team determined it was no longer necessary to have a separate ISD business unit and that it was more appropriate to group the ISD payments related business with our North American Payments Division and to group the ISD financial services business with FSD. In 2010, we reorganized our divisional management structure to reflect this decision to operate the company in three business divisions.

        Within TSD we operate the largest unaffiliated Signaling System No. 7 (SS7) network in the United States capable of providing services nationwide, including call signaling and database access services, to the domestic telecommunication industry. We also provide roaming and clearing services to both domestic and international mobile operators. In our Payments Division, we have over a thousand customers and provide services and solutions, both directly and indirectly, to over one million merchants, making us, on the basis of total transactions transmitted, a leading provider of data communications services and other value added services to processors of credit card, debit card and ATM transactions. In FSD, we are a leading provider of secure data network services to the global financial services industry, connecting over 1,700 financial community end-points located at over 625 distinct financial services companies, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues.

        In each of our divisions, our revenues are generally recurring in nature and we typically enter into multi-year service contracts that require minimum volume or revenue commitments from our customers.

        Our business began operations in 1991 to address the needs of the Point-of-Sale industry in the United States. The strong operating cash flows generated by our business have enabled us to invest in our data network to make our communications services more rapid, secure, reliable and cost efficient. In addition, we have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and abroad. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to $527.1 million for the year ended December 31, 2010.

Our Business

Telecommunication Services Division (TSD) Opportunity

        Every wireline and wireless telephone call consists of the content of the call, such as the voice, data or video communication, and the signaling information necessary to establish and close the transmission path over which the call is carried. Currently, most telecommunications carriers in the United States and Canada use Signaling System No. 7, or SS7, as the signaling protocol to identify the network route required to connect individual telephone calls. Additionally, the wireless industry requires signaling information necessary to enable roaming between operators. As a significant number of operators are evolving their networks to next generation IP packet-based networks, the interoperability between legacy circuit-based networks and packet-based networks is becoming a critical element of networking solutions.

        SS7 networks are data networks that transport call-signaling information separate from the public switched telecommunication network over which the call content is communicated. Communication service providers require access to an SS7 network connected to the signaling networks of other carriers to be able to provide telecommunication services to their customers. In addition to circuit set-up and tear-down, wireless operators use SS7 signaling to locate and authenticate subscribers, to determine service parameters, and to update location registers. According to Pyramid Research, the market for telecommunication services is expected to grow at a compound annual growth rate, or CAGR, of 2.5% from 2009 to 2014, with most of the growth being attributed to mobile data and IP-based networks. Voice over IP, or VoIP, is expected to grow at a compounded annual growth rate of 18.4% from $8 billion in 2008 to $22 billion in 2014. Mobile broadband is anticipated to be a further source for growth for the United States telecommunications market due to growing popularity of unlimited data and mobile broadband plans. Revenue related to mobile broadband access for laptop computers and Internet access for handsets is estimated to grow rapidly at CAGRs of 28% and 18%, respectively, from 2009 to 2014.

        An opportunity related to the telecommunications industry's evolution to the next generation of Internet protocol, or IP, based networks is the growth of data usage by operators' subscribers. According to Pyramid Research, the telecommunications market in the United States is expected to reach $406 billion in 2014, with mobile data revenue climbing to $94 billion, surpassing fixed voice during the forecast period. This growth is expected to create opportunities associated with the interconnections needed between communication service providers to enable seamless data roaming between disparate operators and networks, and from the focus on applications to drive increased revenue per customer via value-added applications. Additionally, the network evolution of both fixed and mobile service providers next generation networks is expected to provide market participants with new opportunities as the operators will need to extend the life of their current infrastructure in order to experience the benefits of next-generation IP networks.

        SS7 and IP-based networks are also used to retrieve information from centralized databases maintained by communication service providers and other third parties. By accessing this information, communication service providers are able to offer services that enable intelligent network services such as local number portability, line information database, caller identification and toll-free number services, as well as credit card, calling card, third-party billing and collect calling. Companies which provide VoIP and mobility services also use SS7 networks to exchange and maintain subscription and location data on subscribers to support voice and wireless roaming services. Additionally, financial institutions, payment processors, card issuers and others using fraud management and analytical tools to reduce risk rely upon third-party data providers using data obtained from secondary databases not sourced directly from the telecommunications carriers or their representatives. There exists an opportunity for a trusted third-party source to provide that data with the appropriate acceptable use policies in place with telecommunication carriers.

Our TSD Services

        Since our formation of TSD in 1994, we have owned and operated an SS7 network and partnered with other providers to offer services delivered throughout the network. As a result of our acquisition of the Communications Services Group assets from VeriSign, Inc. in May, 2009, we now operate the largest unaffiliated SS7 network in the United States capable of providing call signaling and database access services nationwide. Our SS7 network is connected with the signaling networks of all of the incumbent local exchange carriers and a significant number of wireless operators, competitive local exchange carriers, interexchange carriers, multiple service operators, also known as cable companies, and VoIP service providers. We believe that our independence and neutrality enhance our attractiveness as a provider of outsourced SS7 and other network services. Through the acquisition of the Communication Services Group assets we also own proprietary services such as identity and verification, IP-registry and roaming and clearing services.

  Network Solutions

        The deployment, operation and maintenance of a nationwide SS7 network connected to all of the major signaling networks and database providers requires significant capital and specific technical expertise. For these reasons, many communication service providers have chosen not to build the networks and applications necessary to satisfy all of their SS7 signaling requirements. Rather, they turn to outsourced SS7 network service providers such as TNS to obtain the call signaling, database access and value-added services critical to their business in an effort to increase speed to market and to remain competitive.

        Despite the market focus on newer technologies, SS7 presently remains the most common signaling protocol for many operators and competition between service providers has made delivering their services in the most cost-efficient manner critical. For this reason, communication service providers are looking for flexible product offerings which decrease investments in legacy infrastructure, achieve economies of scale and increase speed to market. We believe TNS' SS7 connectivity services fit strategically in this increasingly competitive environment.

        With our MPLS backbone network and our SS7 network, we believe we have an opportunity to assist our customers to evolve their networks and maximize the benefits of the next generation IP-based networks as they are deployed. Through our network we are able to help communication service providers in different phases of their transition to next generation networks while minimizing the effort and expense necessary to support legacy infrastructure and diverse connectivity needs. With the large size of the telecommunications industry's installed base in legacy circuit-switched SS7 networks, we believe that the evolution to IP communications will be gradual. Additionally, service providers that operate purely next-generation networks, must be able to terminate traffic on traditional networks using SS7. We believe these service providers will continue to require SS7 connectivity and intelligent database interoperability services into the foreseeable future.

        Our network solutions include:

  •
  SS7 network services: We provide switching and transport services throughout the United States as well as in the Caribbean and Latin America. Our SS7 network is connected to the SS7 networks of local exchange carriers, wireless carriers and other service providers through various mated pairs of signal transfer points deployed throughout the country. By connecting to our SS7 network, our customers eliminate their need to implement, operate and maintain numerous, complex connections linking their SS7 switches to the signaling networks of other communications providers. We believe our SS7 network enables us to offer our data communications services more reliably and cost-effectively than our competitors or customers deploying in-house solutions.

  •
  IP network services: We provide IP transport services over our global MPLS backbone in support of data roaming for wireless operators. We also utilize our IP network services for next-generation signaling solutions (e.g. SIGTRAN, SIP) and VoIP interoperability solutions. By leveraging our network at any interconnection point across our global MPLS backbone, operators are able to access multiple services through a common IP interface. As with our SS7 network services, this solution allows operators to eliminate the need to implement, operate, and maintain numerous complex connections to other operators and next generation applications.

        We believe our network solutions will continue to play a critical role in delivering necessary intelligence for communication service providers to maintain a sustainable market position.

Furthermore, we believe that significant opportunities exist for service providers and mobile operators with the technical and commercial strategies to capitalize on the convergence of communications networks. Accordingly, TNS' strategy is to deliver network-based intelligence and infrastructure services that enhance the service distribution capabilities of our telecommunication customers.

  Identification and Verification Services

        Within our identification and verification services, we offer our customers access to databases maintained internally and to those operated by telecommunications carriers and other third parties. These services allow for communications service providers to develop and maintain databases that store subscriber information, including names and addresses. This information is then used to provide enhanced services such as validating subscriber and billing information, caller identification services and providing real-time telephone call billing validation and fraud control services for calling card, credit card, third-party billing and collect calls for various communication service providers.

        Our suite of identification and verification services include: calling name storage and delivery databases, line information databases and validation and fraud control services.

        As demands for services other than voice continue to grow, we believe there are a number of additional factors that contribute favorably to ongoing demand for our identification and verification services including the use of our calling name storage and delivery databases by wireless operators to identify an incoming caller to a mobile handset with an original equipment manufacturer (OEM)-integrated application from our Cequint platform (see below). Additionally, we believe we are in a unique position to properly use the authoritative telecommunication data, which we have historically used to provide caller name identification, to validate various forms of payment and other transactions in order to eliminate fraud and manage risk associated with card issuing and card-not-present transactions in the payments industry. .

  Registry Services

        Within our registry services, we provide for the registration and resolution of addressing information within the telecommunication industry. Wireline and wireless telecommunications carriers are required to provide services that enable a subscriber to change service providers within a particular location and keep the same phone numbers. Telecommunications service providers must access local number portability databases in order to route a call appropriately. Additionally, telecommunications service providers must also access a national database of toll-free numbers in order to route a toll-free call. Our SS7 network provides access to internally managed databases that host all wireline and wireless number portability data and toll-free routing information. As more communication networks are using IP-based connectivity, our carrier electronic numbering service enables applications using IP to communicate with consumer devices addressed by telephone numbers. Our IP-registry is populated with information sourced from industry and regulatory number management systems, along with unique data sourced directly from the mobile virtual network operators (MVNOs) and application service providers delivering text-enabled applications to data only devices. Through a query or number lookup, the IP-registry provides accurate carrier-of-record information and the applicable IP address in order to enable VoIP calls, data messages, and text messages to be terminated to the proper location.

        Our suite of registry services include: Local Number Portability (LNP), Toll-free databases, IP-registry services and LNP Service Order Administration.

        We believe there are a number of additional factors that contribute favorably to ongoing demand for our registry services. The growth of mobile data services requires interoperability between mobile operators' radio networks, private IP networks, and the public Internet. We believe TNS' IP-registry services enable the exchange and accurate routing of mobile data communications between these networks. Additionally, mobile and IP-based communication service providers participate in the porting of telephone numbers, which complicates the accurate and efficient routing of communications data. Through our best practices in data management, we believe TNS' IP-registry services resolve these complexities on behalf of service providers in a cost effective and efficient manner.

  Roaming and Clearing Services

        We offer a suite of roaming and clearing services to wireless carriers using the ANSI-41 and GSM Mobile Application Part signaling protocols. Our roaming and clearing services allow carriers to provide support for mobile customers of other carriers visiting their service area, referred to as roamers, and for their customers when they roam outside their service area. Our service also manages signaling conversion and implementation anomalies between different countries to provide activation processing, seamless international roaming, and fraud protection. Our roaming data clearinghouse services facilitate financial settlement between carriers. We provide these services in addition to access to a pre-established international roaming footprint. We offer roaming services for carriers utilizing third Generation Packet Radio Services (3GPRS) and Code Division Multiple Access (CDMA) technologies to offer wireless roaming to their subscribers over broadband wireless networks. We also offer a variety of roaming application and value-added services that help wireless operators better manage and maximize the profitability of their roaming operations. Additionally, we are equipping our roaming service to support next generation wireless networks such as Long Term Evolution (LTE), worldwide interoperability for microwave access (WiMax) as well as providing interoperability between mobile networks and established WiFi communities.

  Cequint Inc.

        In October 2010, we acquired Cequint, Inc., a privately-held company providing caller identification services to wireless operators. Cequint's patented caller identification feature, which is integrated into the operating system of the mobile phone and is called City IDTM, automatically displays the city and state associated with the calling party's phone number. Cequint has also developed and plans to launch a new product that enables mobile operators to deploy carrier-grade caller name identification in mobile phones. This patent pending product, Name ID, will utilize a proprietary architecture and technology that will permit wireless operators to overcome certain network and technology challenges in order to deploy mobile caller-name identification similar to that which is currently available to legacy landline users. The technology supporting Name ID will also provide wireless operators with increased revenue opportunities through the ability to develop additional features and functionality. The City IDTM and Name ID products, which are and will be pre-loaded applications by the OEM at the request of a wireless operator, are and will be offered by Cequint's wireless operator partners to their end user customers.

        For our TSD products and services, we generally enter into multi-year contracts with our customers, many of whom agree to minimum volume commitments. We generally charge fixed monthly fees for network solutions, and per-message fees for our registry services, identification and verification and roaming and clearing. Cequint generates revenue for its products through a revenue share with its wireless operator partners. For the year ended December 31, 2010, we generated $260.7 million of revenue in TSD, which represented 49.5% of our total revenues.

Payments Opportunity

        According to the industry information source, The Nilson Report, the four card-based systems of payments—credit, debit, prepaid, and electronic benefits transfer—generated 69.7 billion transactions, or 47.4% of total payments transactions in the United States in 2009. (© 2010, The Nilson Report) In 2005, these payment types accounted for 38.3% of transaction volume, or 50.1 billion transactions. While these types of payments are growing quickly in the United States, the international market for these payment methods is expanding at an even greater rate. According to Mercator Advisory Group, between 2008 and 2009, the total number of general purpose credit and debit card transactions outside of the United States increased by 9.7%, to approximately 77.1 billion transactions. Outside of the United States, the regions with the highest transaction volumes were Europe, Asia-Pacific and Latin America, while Middle East/Africa and Asia-Pacific experienced the fastest growth in 2009. (© 2011, Mercator Advisory Group, Inc.)

        A component of the growth in overall payment transactions is e-commerce. JPMorgan estimates that global e-commerce revenue in 2011 will grow to $680 billion, up 18.9% from 2010 revenue. e-commerce in the U.S. alone is projected to grow 13.2% to $187 billion, and it is forecasted that global e-commerce revenue will reach $963 billion by 2013. From a transaction perspective, the U.S. e-commerce market is expected to grow at a three year CAGR of 8.6% from 2010 to 2013, with transactions growing from 4.3 billion in 2010 to over 5.5 billion in 2013.

        In addition to continued growth in card-based electronic payments, alternative payment methods, such as PayPal, are continuing to gain traction, particularly in the e-commerce channel. While the volumes of alternative payment transactions currently are relatively small compared to other payment methods, they are becoming increasingly significant and represent additional displacement of cash and check transactions, providing incremental growth in electronic payments. Emerging channels such as mobile payments and television commerce are forecasted to contribute to even greater adoption of electronic payments while simultaneously migrating a portion of the existing electronic payments onto newer technologies.

        Along with the growth in electronic transactions, the increase in the number of options for point-of-sale (POS) device connectivity, which now includes wireless, Internet-based and dial-up access, is adding complexity to retailers and processors running large-scale payment networks. Electronic transactions require the two-way transfer of information over a secure, reliable data network. Typically, wherever a credit, debit or ATM card is accepted, whether at a POS and off-premise ATM (an automated teller machine at a location other than a branch office of a financial institution) or online or through mail order-telephone order (MOTO), the customer's account information and transaction amount must be electronically transmitted to a payment processor or financial institution. The payment processor or financial institution then electronically communicates with the entity that issued the card to determine whether to authorize the transaction. After this determination is made, the processor or financial institution returns an authorization or rejection response to the POS, ATM terminal or online or MOTO merchant.

        Financial institutions in the United States and Canada typically outsource the processing of credit and debit card accounts to payment processors who are able to leverage technical expertise and capitalize on economies of scale. Payment processors, in turn, typically have outsourced to third party service providers, such as TNS, the data networking services used to transport transaction data between the processor's host computers and the POS or ATM terminal. Outside of the United States and Canada financial institutions typically process credit and debit card accounts. Recently these institutions have looked to outsource these services to third-party providers.

        POS or off-premise ATM terminals access data network connections to payment processors through a variety of methods, the most common of which are dial-up and dedicated, or leased line, services and increasingly include broadband connections. Dial-up access services allow merchants and off-premise ATMs to connect to payment processors by dialing a telephone number each time a transaction is initiated. Wireless access provides the same capability as dial-up access without a physical connection to the POS device or ATM. A leased line is a dedicated connection provided to a merchant or ATM location for the exclusive purpose of connecting the POS terminal or ATM to the payment processor. Dial-up services are less expensive than leased line services as leased line services impose greater fixed monthly communication service charges, making a leased line economically viable only in high-volume merchant or off-premise ATM locations. A broadband connection such as a digital subscriber line, or DSL, or wireless connection is an always-on connection utilized by a merchant or ATM location for various purposes including to connect a POS terminal or ATM to the payment processor. With the introduction of broadband services, merchants and other POS providers have begun to deploy integrated wide-area-network solutions. These solutions may include POS services, inventory management and other back-office solutions utilized by merchants.

        Apart from the payment processors, pre-paid card providers, kiosk operators, loyalty card providers and merchants situated in locations other than brick and mortar stores, such as mobile merchants and merchants on the internet, are expanding their use of electronic transaction processing in an attempt to reduce costs, increase sales through the acceptance of credit and debit cards, and increase the reliability and efficiency of data transmission. As the number of merchants situated in locations other than brick and mortar stores increases, the number of transactions being performed without the cardholder or card present also is increasing, creating a growing need for card-not-present and other gateway services.

        Another significant factor facing the electronic payment processing industry is susceptibility to fraudulent transactions and as the number of electronic payment transactions has increased, the industry's exposure to fraud has increased. Payment processors desire secure and reliable data communications and other transaction related services while merchants desire access to tools to combat fraud. Participants in the electronic payment processing industry which handle payment card information are required to be compliant with industry security standards called the Payment Card Industry Data Security Standard, or PCI-DSS. According to Mercator Advisory Group, the typical mid-size merchant in the United States spends well over one million dollars each year in PCI-DSS compliance efforts. (© 2009, Mercator Advisory Group, Inc.)

Our Payments services

        Our payments division markets services directly to payment processors, financial institutions, card associations and merchants in North America, Europe, and Asia-Pacific. We also market our data communications services to entities responsible for the transmission of state lottery transactions, federal and state electronic benefits transfer, and healthcare transactions as well as directly to select categories of merchants and retailers. Our suite of services includes: network solutions, payment gateway solutions and ATM processing and other solutions:

  Network Solutions

        The core service offering in our payment division is network connectivity which enables transmission of card-based payments data between the POS device or off-premise ATM and the processor's host computer.

        Our private and secure data network was designed specifically to address the data communications requirements of the payment processing industry. Our data communication services provide customized routing technology, built-in redundancy and geographic diversity and are configured to provide fast and reliable call connection and efficient network utilization. Our data network is PCI-DSS certified and is used to connect a merchant's POS terminal, an off-premise ATM or an online or MOTO merchant securely to the payment processor's host computer.

        We provide multiple means for the online and MOTO merchant, POS terminal, and off-premise ATM to access our data network. Merchant POS terminals and off-premise ATMs can connect directly to our network using our dial-up service, which utilizes telephone services obtained from interexchange carriers and local exchange carriers. While our customers primarily choose to access our network using our dial-up services, they are increasingly using other methods we provide of connecting to our network, including fixed broadband, wireless and internet connectivity via our TNSLink product line.

  Payment Gateway Solutions

        In addition to our network connectivity services, our payments division provides card-present and card- not-present payment gateway solutions to multi-channel merchants as well as to card associations which offer services over the Internet. We have been providing these services from our operations in Australia since 2007. In 2010, we launched our card-not-present platform in the United States and we plan to launch in Western Europe in 2011. Our payment gateway services enable a merchant (whether they be online, traditional brick and mortar, mail order-telephone order—MOTO, or mobile merchants) to authorize and settle card-based payments or other alternative electronic payment methods. Our payment gateway solutions protect card details by encrypting sensitive information, such as credit and debit card numbers, and securely delivering it to the merchant's payment processor(s). Our payment gateways also provide value-added capabilities, such as card data tokenization, that merchants can use to reduce card-related fraud, improve security, and ease efforts to achieve required industry security compliance certifications. As such, our payment gateway acts as a key enabler and distribution channel for a number of merchant facing and acquirer facing applications

        The following chart illustrates the route of a typical card-not-present transaction from an eCommerce merchant using our payment gateway service. The route of a typical call center transaction, where the card is also not physically present for the merchant, is similar.

  1.
  Customer inputs credit card information in the merchant's online store.

  2.
  The payment gateway encrypts data and securely sends it to the merchant's processor.

  3.
  The transaction is routed via a card association (e.g. American Express) for authorization by the customer's issuing bank.

  4.
  The result is encrypted and sent back through the gateway to the merchant.

        TNS provides payment gateway services for both cardholder-present and cardholder-not-present merchants through our TNSPay product lines. For "brick and mortar" retail outlets that use ePOS or PC-based payment terminals, TNSPay Retail is our UK-based payment gateway service that enables authorization and settlement of in-store payment transactions. TNSPay Retail also provides other capabilities for merchants, such as support for contactless payments and specialized card encryption security services. Our wireless payment gateway platform, called Synapse, enables merchants to process card transactions using mobile POS terminals or smart-phones that have been adapted to accept payments as well as terminal management and reporting services for independent sales organizations.

        With the increased number of electronic transactions, the increased focus on fraud, evolving compliance requirements, and the need to support an expanding array of payment options, there has been a significant increase in the complexity of the payments industry. Our payment gateway and network connectivity solutions are highly scalable and able to transport and support a wide variety of access methods as well as payment types and channels. With these capabilities, we believe we will be able to increase the number of transactions we transport, the number of connections to our network, and the types of products and services we offer as these and other industries look to outsource the data communications requirements necessary to transmit transactions securely. We believe we have an opportunity to provide services to securely host and manage payments card information on behalf of merchants in an effort for the merchants to achieve PCI-DSS compliance and to utilize tools designed to reduce fraud.

  ATM Processing and Other Solutions

        In select markets we operate a software platform that helps ATM owners manage their estate of ATMs, including the processing of transactions by customers. We have been providing ATM processing services in the United Kingdom since 1999 and in Canada since 2009.

        Additionally, we provide services to international payment processors that are not used by payment processors in the United States. These include settlement and offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours.

        Our payments division generally enters into multi-year contracts that usually have minimum transaction or revenue commitments. For dial-up network access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. For our fixed broadband, wireless and internet connectivity services and our payment gateway solutions we typically charge our customers a per-transaction fee, a minimum monthly fee, or a combination of both. We typically charge our customers fixed monthly fees for leased line and broadband services. In our payments division we also generate revenue from usage charges, leased line circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services. For the year ended December 31, 2010, we generated $200.2 million of revenue in the Payments division, which represented 38.0% of our total revenues.

Financial Services Division (FSD) Opportunity

        The securities trading and investment management industry requires high-speed, reliable, secure data communications services to communicate information among industry participants, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems (ATS), electronic communications networks (ECNs) and securities and commodities exchanges. Participants in the securities trading and investment management industry continuously seek opportunities across global markets as transaction volume in the global equity markets increases.

        The emergence of new electronic trading venues such as ECNs and ATSs and regulatory requirements such as the shift to decimalization have placed increasing emphasis on trading and cost efficiencies. In addition, in recent years financial institutions have reduced the size of their staff even though business and trading demands have increased. In order to continue to meet the need for high quality, fast and secure data communications, market participants are increasingly using outsourced data communications service providers. These providers give industry participants access to other participants through a single, managed access point on the service provider's network. These services allow participants to cost-effectively connect to each other to conduct time-sensitive transactions and communicate real-time information.

        Additionally, the growth, automation and globalization of financial markets have led to increased demand for outsourced, secure, reliable data communications services. Prior trading methods are unable to keep pace in an environment where latency is a critical competitive issue. Banks, mutual funds, pension funds, broker-dealers, ATSs, ECNs, securities and commodities exchanges and other market participants all require systems that enable them to react quickly and, thus, increasingly use data communications services to exchange trading information, distribute research and review trading positions.

Our FSD Services

        Our fast, private, secure and reliable IP data networks are designed specifically to address the data communications requirements of the financial services industry. Our Financial Services Division connects over 1,700 financial community end-points located at over 625 distinct financial services companies, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues. Our IP network services allow our customers to access multiple financial services companies through a single network connection, thereby eliminating the need for costly dedicated institution-to-institution leased line connections. Additionally, these services facilitate secure and reliable communications between financial services companies by supporting multiple communications standards and protocols, including the Financial Information eXchange (FIX) protocol. Our network has over 100 points of presence and provides services to customers in 40 countries across the Americas, Europe and the Asia Pacific region, with connections to endpoints in many more. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors.

        We refer to our primary financial service offering as our Secure Trading Extranet. Our Secure Trading Extranet service links financial services companies through our IP network. Through a single physical network connection, a customer is able to virtually connect with any other entity connected to our IP network. Given the large number of industry participants connected to our network, including commercial banks, mutual funds, pension funds, broker-dealers, alternative trading systems, electronic communications networks, multilateral trading facilities and securities and commodities exchanges, a single customer can use its connection to our IP network to conduct seamless, real-time electronic trading and access a variety of content including news, research and market data.

        The growth of electronic trading in the global market continues to present opportunities for our Financial Services Division. There is increasing demand for low latency connectivity to trading venues and higher bandwidth connectivity as firms expand their use to include more trading partners and additional asset classes such as foreign exchange transactions.

        We generate revenue in our Financial Services Division primarily from monthly recurring fees based on the number of customer connections to and through our IP network as well as the amount of bandwidth the customer requires. For the year ended December 31, 2010, we generated $66.2 million of revenue in FSD, which represented 12.5% of our total revenues.

Our Strengths

        We believe our competitive strengths include:

        Recurring revenues and strong operating cash flows.    Our established customer base enables us to generate high levels of recurring revenues and strong operating cash flows. Our business model is based upon the number of transactions and database queries we transport and the number of connections to our networks. We enter into multi-year service contracts that usually have minimum transaction or revenue commitments from our customers. We believe that our recurring revenues and strong operating cash flows will enable us to continue to invest in the development of new products and services and to continue to expand internationally.

        Established customer base.    We have an established customer base of leading industry participants in each division and have experienced limited customer turnover. For the year ended December 31, 2010, we provided payment-related services to more than 2,000 customers. In addition, for the year ended December 31, 2010, we provided services to more than 800 telecommunication services providers and to more than 625 financial services companies. Internationally we generate revenue in over 40 countries and provide services to some of the largest financial institutions, wireless operators and other services providers in those countries and neighboring countries. Additionally, within some elements of our business, the value of our network to our customers increases for every new customer we put onto our network. We believe these communities of interests we have established over the last 20 years differentiates us from our competition.

        Well-positioned to continue international growth.    The solutions we have developed to serve customers in our existing geographic markets are applicable to the data communications needs of the payment processing, telecommunication and financial services industries in other regions. We believe that our data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors, telecommunication carriers and global financial institutions strategically position us to take advantage of substantial international opportunities. We have grown our international revenues from $33.1 million for the year ended December 31, 2002 to $150.3 million for the year ended December 31, 2010.

        Highly customized data network.    We operate a highly customized global network designed and configured for the transmission of time-sensitive data. Our network supports multiple communications protocols and access methods and, as a result, is able to support a wide variety of applications. The flexibility and scalability of our network and our technical expertise allow us to rapidly add new services to our existing offerings in response to emerging technologies with limited service disruptions or capital expenditures. We also believe our ability to leverage our fixed cost base provides us with significant economies of scale, resulting in a competitive advantage.

        Substantial experience in our target markets.    The eleven members of our executive management team have on a combined basis more than 150 years of experience in the transaction services and telecommunications industries as well as experience managing large, multinational corporations, and on average have been employees of the company for more than six years. We have focused on creating data communications services for developing and established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us with a competitive advantage over service providers of similar or smaller size.

        Proven acquisition strategy.    Our management team has augmented the growth of our business by successfully identifying and integrating strategic acquisitions. We have made a number of acquisitions that have accelerated the growth of the payments and telecommunication services. For example, in 2010 we acquired Cequint, Inc. to expand our caller identification platform to mobile devices. In 2009, we acquired the assets of VeriSign's Communications Services Group (CSG) to increase our market share in call signaling and intelligent database services as well as to expand our product offerings with the addition of identity and verification, wireless roaming and clearing and IP registry services. We also acquired Dialect Payment Technologies in 2007 to provide card-not-present payment gateway services to our customers throughout the world.

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

        Continue to expand our customer base.    We believe our experience, existing customer relationships and our ability to consistently deliver secure and reliable data communications services will enable us to expand our customer base in domestic and international markets. For example, in our payments division we intend to expand our service offerings to certain customer segments in both the traditional and Internet-based retail industries, focusing on selling our broadband managed connectivity solutions and our managed payment gateway products, such as card-not-present services. In our financial services division, we will continue to increase the scope of services and leverage our existing customer base of over 625 financial services companies to acquire new customers. Within our telecommunications division, our expanded set of services including our network evolution, registry, identification and verification and roaming and clearing solutions will help us acquire new customers both domestically and internationally. Additionally our recent acquisition of Cequint expanded our product offerings and we anticipate this will help us acquire new customers.

        Develop new product and service offerings.    We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. We continue to enhance our IP-based network services to payment processors, financial institutions and merchants in connection with the global payment industry's adoption of new technologies. We are currently offering card-not-present payment gateway services to payments division customers through the platforms we have deployed in the Asia-Pacific region and the United States and we intend to launch our card-not-present platform in Western Europe in 2011. In our telecommunication services division we are deploying new products to our customers. Our IP-registry platform is designed to enumerate and resolve IP-traffic for various services including VoIP traffic, SMS and MMS messages and international long distance. Additionally, we are working on several new products that will leverage our existing technology platforms across our payments and telecommunication divisions and focus on revenue-generating products for our customers.

        Increase sales to existing customers.    We will continue our efforts to further expand our existing customer relationships to increase business domestically and abroad. For example, we intend to encourage: our domestic and international payments division customers to increase their number of connections to our networks and to transmit a greater percentage of their transaction volume with us; our telecommunication services customers to increase the number of signaling routes they establish through our SS7 network and to increase the amount of data we store on their behalf in our databases; and our financial services customers to connect more endpoints and virtual connections to, and use greater bandwidth on, our data network.

        Our longstanding relationships with our customers provides us with an opportunity to increase the sales we make to our existing customers as they and we expand internationally. Within payments, our domestic processing customers are looking for growth outside the United States, opening up several new opportunities for cross-border routing of transactions. In TSD, our CSG acquisition gave us several new products and services, such as identity and verification and registry services, roaming and clearing and short messaging services, that we can now offer to our legacy customers on a stand-alone basis or as a bundled service. We also provide managed services to legacy CSG customers, helping them control network costs as they start to focus on building next-generation IP-based networks. We believe we have an opportunity to sell IP-based payment network services along the business chain to new customers currently using the services of our existing TSD customers. We also believe our telecommunication customers will be interested in our managed payment services such as our card-not-present payment gateway. We intend to work closely with our customers to increase our knowledge of their businesses and technical requirements in an effort to identify additional sales opportunities.

        Pursue strategic acquisitions.    We will continue to seek opportunities to acquire businesses that expand our range of services, provide opportunities to increase our customer base and enter into new domestic and international markets. We will need to use operating cash flows or additional financing to pursue our strategy. In May 2009 we acquired the CSG assets for $230.7 million. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility. In October of 2010, we acquired Cequint, Inc. for a potential total purchase price of $102.3 million. We funded the transactions through a new $50 million term loan facility using the accordion feature of the November 2009 Credit Facility.

Our Network

        We operate a highly-customized data network specifically designed and configured for the transmission of time-sensitive data. Our diverse data network architecture supports a variety of widely accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and secure Internet connections. We have designed our data network to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our network is installed at 130 points of presence worldwide, 48 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers' transactions in real time. We believe that our network provides the following important benefits to our customers:

        Our network is designed specifically to address the data communications needs of our diverse customer base.    Our data network supports multiple communications protocols over our MPLS backbone and includes customized hardware, software and value- added features developed by us or by vendors to our specifications. The following is a description of the various protocols we operate within our network:

  •
  IP.  Internet protocol, or IP, is a communications technology that routes outgoing data messages and recognizes incoming data messages. Our secure IP infrastructure provides the services offered by our financial services division, the IP-based network solutions offered by our payments division and the IP-based network solutions (wireless data and next generation signaling) and registry services offered by our telecommunication services division. We also use our IP infrastructure for our internal processes, such as accounting functions and network monitoring and management. We have designed and implemented this with a high level of system redundancy, dynamic routing and sophisticated security and authorization technologies.

  •
  SS7.  SS7 is a communications protocol used to transmit signaling information to support call setup, provide routing information and enable wireless devices to interconnect with various networks. It also provides access to network databases such as caller name and toll-free routing and to support the transmission of transaction related data used by our payments division's customers. Our SS7 infrastructure is accessed using dedicated SS7 links provided by local exchange carriers and interexchange carriers.

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

        Our IP and X.25 protocols incorporate several customized, value-added features that distinguish our services and performance from our competitors.    We believe that various value-added features we have developed permit our Payments customers accessing our data network through dial-up services to process a greater volume of transactions than other dial-up service providers. These features include:

  •
  the use of equipment that supports and converts transaction data delivered to our data network in multiple protocols and message formats into the protocols employed by our data network, thereby eliminating the need for our customers to incur the high costs associated with reprogramming POS terminals and host computers and performing continuous network enhancements and software upgrades;

  •
  real-time call tracking, which enables us to quickly resolve host, terminal or network problems experienced by our customers and to recommend to our customers ways to improve their systems;

  •
  the ability to convert message protocols within our network, allowing acquiring organizations to bring various transaction types with various message formats into their processing hosts without having to make costly changes within their own infrastructure; and

  •
  a secure Internet-based transaction monitoring system, which permits our customers to monitor the status of their transactions in real-time using the Internet.

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

Customers

        As of December 31, 2010, we provided our services to more than 2,000 customers in our payments division to more than 800 customers in our telecommunications division and to more than 625 financial services division customers. Historically we have experienced limited customer turnover and attribute that to our strong relationships with those customers. For the year ended December 31, 2010, we derived approximately 18.9% of our total revenues from our five largest customers. No customer accounted for more than 10% of our total revenues for the year ended December 31, 2010. We typically enter into multi-year service contracts with our customers with minimum commitments. The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire from 2011 to 2012

Sales and Marketing

        We sell our services directly to customers through geographically dispersed sales teams. In our telecommunication service divisions, we have a specialized sales team to sell our TSD products in North America and Asia Pacific. Globally we have a specialized sales team for our financial services division. In our payments division, our sales teams are organized geographically with each team responsible for selling all of our payments services in the country in which the team is based and, in some cases, proximate countries. Our payments sales teams are based in Australia, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Poland, Romania, Singapore, South Korea, Spain, Thailand, the United Kingdom and the United States. Generally, each sales team includes a managing director or sales manager, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer.

        We also have dedicated product development and marketing teams for our payments and telecommunications services divisions that specialize in the industries of our customers and the services we offer. These teams are responsible for working with our customers, prospects and other industry specialists to expand our current suite of solutions to address the evolving demands of the industry they serve. These teams also consider the applicability of our solutions outside of the specific industries to which they are dedicated.

        When a customer initially purchases services from us, the customer may purchase some, but not all, of the services we offer. Our sales teams then strive to increase the services purchased by existing customers and to expand the range of services we provide to our customers. Our sales teams consult with our customers to identify the new business-critical services we may provide.

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

Competition

        Telecommunication services division.    Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include telecommunication carriers such as Verizon Communications, Inc. and AT&T Corp., and CenturyLink, Syniverse Technologies, Inc., and TARGUSinfo.

        Payments division.    Our payments division competes on the basis of industry expertise, network service quality and reliability, transaction speed, value-added features, customer support and cost-efficiency. In the United States the primary competitors for our Payments dial-up services are interexchange carriers such as Verizon Business Solutions, an operating unit of Verizon Communications, Inc., AT&T Corp, and Phoenix Managed Networks, Inc. The carriers typically do not aggressively pursue transaction-oriented business as a stand-alone service but rather offer it in conjunction with other products and services. The primary competitors of our payment division's counter-top integration and IP-based network services are Cybera, Inc. and broadband access providers such as MegaPath Networks, Inc. The primary competitor of our payment division's wireless services in the United States is APRIVA. Outside the United States our payment division competes on a similar basis as in the United States. Primary competitors of our payment services are incumbent telephone companies in the geographic location, such as BT Group PLC in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia. The primary competitor of our processing services in the United Kingdom is Avantra. The primary competitors of our Payment Division's gateway services are other payment gateway offerings from payment service providers, such as Authorize.Net from Cybersource (Visa).

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

Intellectual Property

        Our success is dependent in part upon our proprietary technology. While we own patents with respect to certain of the services we provide, we rely principally upon trade secret and copyright law to protect our technology, including our software and network design. We enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to and distribution of our software, documentation and other proprietary information. We believe, however, that because of the rapid pace of technological change in the data communications industry, the legal protections for our services are less significant factors in our success than the knowledge, ability and experience of our employees and the timeliness and quality of services provided by us.

Employees

        As of December 31, 2010, we employed 1,237 persons worldwide, of whom 817 were engaged in systems operation, development and engineering, 261 of whom were engaged in sales and sales support, 148 of whom were engaged in finance and administration and 11 comprised executive management. Of our total employees as of December 31, 2010, 781 were employed domestically and the balance were in other countries, including 302 in Europe and 154 in Asia Pacific. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

        For the year ended December 31, 2010, we derived approximately 18.9% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. No customers accounted for more than 10% of revenues for the year ended December 31, 2010. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could negatively impact our revenues, earnings and business.

        The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts. The contracts with our five largest customers expire from 2011 to 2012

We face significant pressure on the prices for our services from our competitors and customers. Our failure to sustain pricing could impair our ability to maintain profitability or positive cash flow.

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

  •
  Consolidation of existing customers resulting in pricing reductions. For example, one of our customers with relatively lower contract prices may acquire another of our customers, enabling the acquired customer's services to receive the benefit of the lower prices. In addition, if an existing customer acquires another customer, the combined transaction volume may qualify for reduced pricing under our contract. Further, consolidation among our customers may cause us to reduce prices in order to avoid losing these customers.

Our Payments and Telecommunications Services businesses are highly dependent upon our customers' transaction volumes and our ability to expand into new markets.

        We already serve most of the largest payment processors in the United States and Europe. Accordingly, our Payments division is highly dependent on the number of transactions transmitted by our existing customers through our networks in the United States and the United Kingdom. Factors which may reduce the number of credit and debit card and ATM transactions include economic downturns, acts of war or terrorism and other events that reduce consumer spending. Revenues from our Payments Division have decreased primarily as a result of a decline in transaction volumes which we attribute to the continued softness in the economy, as well as a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts.

        We may be unable to increase our business from IP-based network services as well as our payment gateway service offerings that we have identified as potential sources of future growth for our Payments business in the United States and abroad. Factors that may interfere with our ability to expand further into these areas include:

  •
  market participants' adoption of alternative technologies; and

  •
  our potential inability to enter into commercial relationships with additional market participants.

        Our Telecommunications Services business is also dependent on our customers' transaction volumes. In the past, consolidation among our TSD customers has caused us to lose transaction volume. In addition, certain of our TSD customers have developed in-house solutions to replace part or all of the services we provide to them. In the future, consolidation among our customers or the decision by existing customers to deploy in-house solutions to replace our services could cause us to lose volume and our revenues to decline.

Our efforts to integrate recent or future acquisitions into our operations could be disruptive, and we may not be able to successfully integrate them on a timely basis. Even if we are able to successfully integrate an acquisition into our operations, we may not realize the anticipated benefits of the acquisition on the timetable contemplated, or at all. Recent or future acquisitions could negatively affect our operating results and could dilute the interests of existing stockholders.

        In October 2010 we acquired Cequint, Inc., a Seattle based company providing caller identification services to wireless operators. Cequint currently provides a caller identification feature for some wireless operators that automatically displays on the wireless handsets of customers of those operators the city and state in which the caller's phone number is registered. In the near future, Cequint also plans to launch a new application of that service together with a network component that allows mobile operators to display the name of the calling party from authoritative telecommunication carrier databases together with the incoming number on the wireless handsets. This new Name ID application will be pre-loaded onto the wireless handsets by its manufacturer at the request of the wireless operator. It will be integrated at the call-handler level on those wireless handsets ranging from entry level cellular handsets to advanced mobile smart phones that will be sold through the wireless operator's normal distribution channels. Upon purchase of the wireless handset, the wireless operator's customer will be automatically provided with a free-trial of that application on the purchased handset. After expiration of the free-trial period, the wireless operator's customer will be prompted with a purchase screen giving the customer the option to purchase the application and be billed on a monthly recurring basis on the wireless operator's bill to that customer at a price established by the wireless operator.

        We have begun to integrate the network Caller ID component of that service with the Caller ID application to be pre-loaded onto the handsets of wireless operators. This integration may prove to be more difficult and may take longer than we currently anticipate for the application to work as intended, which could result in the Cequint business failing to meet expectations. Furthermore, we may experience unanticipated difficulties and delays in the process of having wireless operators request and ensure that our Caller ID application is pre-loaded onto their wireless handsets by their manufacturers. Even if we are successful in integrating our service and having the Name ID application pre-loaded onto wireless operator's handsets, our anticipated revenues from such service are highly dependent on adoption rates of the Name ID application by the customers of the wireless operators and the revenue share and pricing to be determined for such application by the wireless operators. We may fail to achieve the revenues anticipated from this Cequint acquisition despite incurring substantial costs of the business, which may adversely affect our future financial position, results of operations, and customer relationships.

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

        During the year ended December 31, 2010, we did not generate positive operating cash flows in 7 out of the 24 countries in which we have operations and provide services outside of North America. In addition, we are planning expansion into new and existing international markets. Key challenges we will face in pursuing our international strategy include the need to:

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

        Our revenues and earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominantly the Euro, the British Pound and the Australian dollar as the functional currency of each of our foreign subsidiaries is the local currency. To the extent that the U.S. dollar appreciates in value against these currencies, the reported value of our revenues, earnings and financial position may be materially adversely affected.

We conduct business in many international markets with complex and evolving tax rules, which subjects us to international tax compliance risks.

        While we obtain advice from tax and legal advisors as necessary to help ensure compliance with tax and regulatory matters, most tax jurisdictions in which we operate have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on the taxes to which we are subject, including income tax, value-added tax and transfer tax. From time to time our foreign subsidiaries are subject to tax audits and may be required to pay additional taxes, interest or penalties should the taxing authority assert different interpretations, or different allocations or valuations of our services. There is a risk, if one or more taxing authorities significantly disagrees with our interpretations, allocations or valuations, that any additional taxes, interest or penalties which may result could be material and could reduce our income and cash flow from our international subsidiaries.

Our dependence on third-party providers for network connectivity, network equipment, software, hardware, and hosting or co-location services exposes us to a variety of risks we cannot control.

        To deliver our services successfully, we depend on network connectivity, network equipment, software, hardware, and hosting or co-location services supplied by our vendors and customers. We cannot assure that we be able to continue to purchase all of these necessary components of our services from these third-party vendors on acceptable terms or at all. Our third-party vendors have increased and in the future may increase the prices charged for their services, which have increased and would further increase our costs.

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

        Significant technological challenges may arise for our customers when they implement our services. Our customers' ability to support the deployment of our services and integrate them successfully within their operations depends, in part, on our customers' technological capabilities and the level of technological complexity involved. Difficulty in deploying our services could increase our customer service support costs, delay the recognition of revenues received until the services are implemented and reduce our operating margins.

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

        In addition, a variety of other factors may cause our results to fluctuate from one quarter to the next, including but not limited to:

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

        As of December 31, 2010, we had $407.5 million in debt outstanding.

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

        We face competition in each of our three divisions as follows:

  •
  The primary competitors of our telecommunication services division include telecommunication carriers such as Verizon Communications, Inc., AT&T Corp., and CenturyLink, Syniverse Technologies, Inc., and TARGUSinfo.

  •
  The primary competitors of our Payments division are APRIVA, AT&T Corp., Cybera, Inc., Phoenix Managed Networks, LLC, and Verizon Business Solutions, an operating unit of Verizon Communications, Inc. in North America, and BT Group PLC and Avantra in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia. The primary competitors of our Payment Division's gateway services are other payment gateway offerings from payment service providers, such as Authorize.Net from Cybersource (Visa).

  •
  The primary competitors of our financial services division include AT&T Corp., BT Group PLC, Bloomberg, Reuters, The Thomson Corporation (Thomson Financial), and SAVVIS, Inc.

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

        As a result of our acquisitions, a significant portion of our total assets consists of intangible assets including goodwill. Goodwill and intangible assets, net of amortization, together accounted for approximately 53% of the total assets on our balance sheet as of December 31, 2010. We may not realize the full fair value of our intangible assets and goodwill. We also expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We evaluate on a regular basis whether all or a portion of our goodwill intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our financial condition and results of operations.

The current national and world-wide financial crisis could adversely affect our operating results and stock price in a material manner.

        General world-wide economic conditions have resulted in slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate capital spending, adverse business conditions and liquidity concerns in the wireless communications markets. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our services. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable outstanding would be negatively impacted. And any future downturn may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, world-wide, or in the telecommunications industry or the wireless communications markets. If the economy or the markets in which we operate do not improve from their current condition or if they deteriorate, our customers or potential customers could continue to reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

Item 1B.    Unresolved Staff Comments

        None.

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

Use	Location	Approximate square footage	Lease expiration date
European technology and finance center	Dublin, Ireland	14,500	January 2022
United Kingdom headquarters and network control centre	Sheffield, England	16,000	April 2015
United Kingdom processing centre	Welwyn Garden City, England	21,680	June 2012
Operations and Engineering	Overland Park, Kansas	17,940	January 2018
Sales and Development	Tampa, Florida	12,560	December 2013
Cequint Sales and Development	Seattle, Washington	13,170	December 2012
Australia Operations and Engineering	Brisbane, Australia	14,010	July 2016
Systems Integration Center	Chantilly, Virginia	13,650	January 2013

        We also lease and occupy regional sales offices in various cities. We house our remote network switching equipment in facilities owned and maintained by some of our digital telecommunications circuit providers and also in leased telecommunications point-of-presence facilities located in various cities. These leases total approximately 48,088 square feet and expire on dates ranging from April 2011 to June 2018. We believe that our existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of our operations and development.

        In addition, we also own approximately 67,500 square feet of office space in Lacey, Washington, which is being used for Operations and Development. This property was acquired through our acquisition of the Communication Services Group from VeriSign, Inc. on May 1, 2009.

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

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on The New York Stock Exchange ("NYSE") under the symbol "TNS". The following tables reflect the range of high and low sale prices for the period indicated as reported by the NYSE.

Fiscal Year Ended December 31, 2009	HIGH	LOW
First quarter ended March 31, 2009	$10.62	$5.80
Second quarter ended June 30, 2009	$19.81	$8.68
Third quarter ended September 30, 2009	$28.51	$18.16
Fourth quarter ended December 31, 2009	$31.35	$23.82

Fiscal Year Ended December 31, 2010	HIGH	LOW
First quarter ended March 31, 2010	$26.57	$21.74
Second quarter ended June 30, 2010	$27.50	$17.44
Third quarter ended September 30, 2010	$19.95	$14.43
Fourth quarter ended December 31, 2010	$21.20	$16.79

        As of March 11, 2011, there were 37 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 3,000 beneficial owners of our common stock.

        We do not anticipate paying any regular cash dividends in the foreseeable future. Under our senior secured credit agreement, we are subject to restrictions on paying dividends.

        During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period:
1/1/10-1/31/10	42,951	$25.59	—	—	—
2/1/10-2/28/10	40,254	$23.83	—	—	—
3/1/10-3/31/10	19,294	$23.28	—	—	—
4/1/10-4/30/10	233	$26.37	—	—	—
5/1/10-5/31/10	14,157	$26.22	—	—	—
7/1/10-7/31/10	9,917	$19.41	—	—	—
8/1/10-8/31/10	17,607	$20.20	—	—	—
10/1/10-10/31/10	5,728	$18.96	915,333	$18.02	—
11/1/10-11/30/10	—	—	134,914	$18.81	—

	150,141	$23.59	1,050,247	$18.17	1,484,812

(1)
These shares represent shares surrendered by employees to satisfy payroll tax withholding obligations on the vesting of Restricted Stock Units.

(2)
These shares represent shares repurchased as part of our publicly announced Authorized Stock Repurchase Plan which commenced on October 1, 2010, and expires on March 31, 2012.

(3)
These shares represents the number of shares that could be repurchased using the remaining $31.9 million, of the authorized $50.0 million, at the Company's closing share price on December 31, 2010 of $20.80. The maximum shares that may be purchased will differ from this number as a result of the actual share price at the time of purchase.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008, 2009 and 2010, and the consolidated balance sheet data as of December 31, 2009 and 2010, are derived from our consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2006 and 2007, and the balance sheet data as of December 31, 2006, 2007, and 2008 are derived from our consolidated financial statements, which are not included in this report.

        The historical results are not necessarily indicative of the results to be expected for any future period.

 Selected Consolidated Financial Data
(In thousands, except per share and transaction data)

	Year ended December 31,
	2006	2007	2008	2009	2010
Consolidated Statements of Operations Data:
Revenues	$286,160	$325,524	$343,991	$474,817	$527,135
Cost of network services	146,181	163,559	162,423	224,497	261,060
Engineering and development	22,287	27,626	29,149	36,268	38,382
Selling, general and administrative	71,757	75,287	78,104	100,588	97,033
Contingent consideration expense	—	—	—	—	1,794
Depreciation and amortization of property and equipment	22,208	23,114	25,286	32,247	47,527
Amortization of intangible assets	24,820	25,656	25,734	32,353	39,540
Total operating expenses	287,153	315,242	320,696	425,953	485,336
Income (loss) from operations before income taxes, equity in net loss of unconsolidated affiliates and cumulative effect of a change in accounting principle	(993)	10,322	23,295	48,864	41,799
Interest expense	(9,261)	(16,655)	(10,868)	(58,553)	(24,572)
Interest income	598	1,105	707	497	387
Other income (expense), net	2,197	2,356	(241)	471	4,440
Income tax benefit (provision)	2,665	(586)	(9,213)	6,777	(13,222)
Equity in net (loss) income of unconsolidated affiliates	(5,186)	643	(202)	(115)	(288)
Cumulative effect of a change in accounting principle, net of tax provision	84	—	—	—	—
Net (loss) income	(9,896)	(2,815)	3,478	(2,059)	8,544
Per Share Information:
Basic net (loss) income per common share	$(0.41)	$(0.12)	$0.14	$(0.08)	$0.33
Diluted net (loss) income per common share	$(0.41)	$(0.12)	$0.14	$(0.08)	$0.32
Basic weighted average common shares outstanding	24,076	24,204	24,763	25,403	25,949
Diluted weighted average common shares outstanding	24,076	24,204	25,196	25,403	26,472

	December 31,
	2006	2007	2008	2009	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,322	$17,805	$38,851	$32,480	$56,689
Working capital	31,829	32,844	49,438	45,836	56,023
Total assets	381,677	383,098	363,284	601,446	644,740
Total debt, including current portion and net of discount	123,313	205,500	178,500	369,713	403,624
Total stockholders' equity	179,265	92,272	102,815	121,340	115,281

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Financial Highlights

        Total revenues increased $52.3 million, or 11.0%, to $527.1 million for the year ended December 31, 2010, from $474.8 million for the year ended December 31, 2009. Foreign exchange translation increased revenues by $1.2 million. Excluding the positive effect of foreign exchange rates, total revenues increased $51.1 million, or 10.8%, to $525.9 million for the year ended December 31, 2010.

        Revenues from the payments division increased $3.4 million, or 1.7%, to $200.2 million for the year ended December 31, 2010, from $196.8 million for the year ended December 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.8 million. Excluding the positive effect of foreign exchange rates, payments revenue increased $2.6 million, or 1.3%, to $199.4 million for the year ended December 31, 2010. The growth in our payments division was driven primarily by gains outside of North America in our key international markets of the UK, Australia, France, Italy and Spain. In the UK and Australia the primary driver of growth were our IP-based network services and our payment gateway products. The primary drivers of growth in France, Italy and Spain were gains in market share of dial-up network services and growth in IP-based network services. During the fourth quarter of 2009 and the first quarter of 2010 we made decisions to focus our product portfolio and as a result we discontinued selling our ATM processing software product, Sonic, and our UK terminal logistics service. Revenues from these products were $0.4 million for the year ended December 31, 2010 compared to $4.1 million for the same period in 2009.

        In 2010 we continued to face challenges in the majority of our markets, in particular the U.S., Australia and Spain, with respect to our existing customers that utilize our dial-up network service. Our dial-up network customers are primarily the merchant processors, however the end users of the service are typically small merchants. During the course of 2009 and the first half of 2010 we saw reductions in the number of dial-up terminals accessing our network, which resulted in a reduction in the total number of dial-up transactions we delivered to our existing merchant processor customers from small merchants. We attribute these reductions primarily to the impact that the global recession has had on small merchants. During the second half of 2010, we saw the number of dial-up terminals accessing our network from existing customers stabilize in most of our markets. In the U.S., we have seen recent increased competition for our dial-up network services and as a result we are anticipating our revenue per transaction will decrease and, depending on the number of dial-up transactions we transport, our dial-up revenues may continue to decrease. We currently estimate the impact of these pricing concessions to reduce our U.S. dial-up revenues by $4 million to $5 million in 2011. As part of our strategy to accelerate growth in this division, we have made selected investments in our IP-based network services as well as our payment gateway offerings and plan to introduce these product sets across all of our key markets over time. For example, in the second half of 2010 we introduced our card-not-present payment gateway into the North American market and plan to introduce this offering in Europe in the second half of 2011.

        Revenues from the telecommunication services division increased $48.0 million, or 22.5% to $260.7 million for the year ended December 31, 2010, from $212.7 million for the year ended December 31, 2009. Revenue growth in this division was primarily driven by the contribution of revenues from the CSG acquisition which we acquired on May 1, 2009 and more recently from the Cequint, Inc. acquisition we acquired on October 1, 2010 (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report). In connection with the CSG acquisition, we acquired several customer contracts that contained pricing that was well above current market prices. We successfully re-negotiated these contracts to current market rates during the second half of 2009 and through the first quarter of 2010. In addition, through the acquisition we acquired certain assets that enabled us to compete directly for caller-id services rather than using a third party service provider. As a result, the third-party provider with whom we contracted to deliver caller-id services to our customers prior to the CSG acquisition began to remove its traffic from our network during the first quarter of 2009 completing the migration by the end of the first quarter of 2010. We also subsequently lost a customer to this provider in May 2010. Finally, we acquired a contract through the CSG acquisition to provide services to Alltell which, prior to our acquisition of CSG in May 2009, had been acquired by Verizon in January 2009. Verizon completed the migration of the services we provided Alltell off of our network by the end of the first quarter of 2010.

        As a result of the above mentioned factors, the revenues that we reported in our telecommunications services division decreased from the third quarter of 2009 through the second quarter of 2010 (see table below). We believe we have taken the appropriate actions to stabilize the revenues in this division and have made and will continue to make selected investments in our wireless roaming and clearing platform, IP registry platform, identity and verification services and next-generation IP network services that we believe will help drive future revenue growth in this division. In addition, by the end of 2010 we substantially completed the integration of the legacy CSG network into the TSD network and stabilized and enhanced the roaming and clearing and IP registry platforms that we acquired through the CSG acquisition. As part of our strategy to develop solutions that drive revenue for our telecommunications carrier customers, we closed the Cequint, Inc. acquisition on October 1, 2010 and will integrate this business into our telecommunications services division. Cequint provides carrier—grade caller ID products and enhanced services in partnership with top U.S.-based mobile operators through an embedded software client on certain mobile phone handsets. Cequint will leverage the caller-id capabilities that we provide to wireline operators through our identity and verification services. The table below shows the revenue we recognized in our telecommunications services division from the third quarter of 2009 (the first full quarter of the inclusion of CSG's results) through the fourth quarter of 2010 (in thousands):

	For the three month period ended
	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
TSD revenue as reported	$72,419	$68,389	$65,461	$64,262	$64,651	$66,341
Less:
Pass-through revenue	(2,337)	(2,188)	(1,950)	(2,117)	(2,025)	(1,988)
Cequint revenue	—	—	—	—	—	(2,299)

Total	$70,081	$66,201	$63,511	$62,145	$62,626	$62,053

        Revenues from the financial services division increased $1.0 million, or 1.5%, to $66.2 million for the year ended December 31, 2010, from $65.2 million for the year ended December 31, 2009. Foreign exchange translation increased revenues by $0.4 million for the year ended December 31, 2010. Excluding the positive effect of foreign exchange rates, financial services revenue increased $0.6 million, to $65.8 million as of December 31, 2010. Coming into 2010, we were facing challenges in our North American financial services business following the economic downturn in the financial services industry in late 2008 and throughout 2009 which resulted in consolidation among our existing customer base as well as a reduction in the number of market participants (e.g. hedge funds) that utilize our secure trading extranet. In addition, due to changes in the competitive environment for providing low-latency market data exchange services in North America we have experienced significant declines for this service offering. These factors resulted in revenue declines of $6.7 million in North America. As of the end of 2010, we believe we have seen the majority of the consolidation in the financial services industry that has negatively impacted our business. These decreases were more than offset by the increases in revenue from new customer endpoints and to a lesser extent from the introduction of bandwidth based services to our new and existing customers. Revenues increased $4.6 million in North America (not including the $6.7 million in decreases mentioned above), $1.4 million in Europe and $1.3 million in

Asia Pacific. Revenue increased in North America primarily through growth in endpoints and bandwidth based services to participants in the foreign exchange markets. Revenue growth in Europe was primarily driven by market share gains and the introduction of our bandwidth based services. Revenue growth in Asia Pacific was primarily driven by our expansion efforts to capture the growth opportunities in this region for electronic trading.

        Net income increased $10.6 million to $8.5 million for the year ended December 31, 2010 from a net loss of $2.1 million for the same period in 2009. Diluted earnings per share was $0.32 for the year ended December 31, 2010 compared to a net loss per diluted share of ($0.08) for the same period in 2009. Adjusted net income (a non-GAAP measure) increased $2.8 million, or 5.2%, to $57.2 million for the year ended December 31, 2010 compared to $54.4 million for the same period in 2009. Adjusted net income per share was $2.15 per share for the year ended December 31, 2010 compared to $2.10 per share for the same period in 2009. EBITDA before stock compensation expense (a non-GAAP measure) increased $13.2 million, or 10.6%, to $137.1 million for the year ended December 31, 2010 from $123.9 million for the same period in 2009.

        Adjusted net income and related per share amounts, EBITDA before stock compensation expense and revenue comparisons at constant exchange rates are not measures prepared in accordance with U.S. GAAP. See Additional Information for an explanation of management's use of these non-GAAP measures. The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management:

	For the year ended December 31,
	2008	2009	2010
EBITDA before stock compensation expense:
Net (loss) income (GAAP)	$3,478	$(2,059)	$8,544
Add back the following items:
Equity in net loss of unconsolidated affiliate	202	115	288
Provision (Benefit) for income taxes	9,213	(6,777)	13,222
Other income	(466)	(968)	(4,827)
Interest expense	10,868	58,553	24,572
Depreciation and amortization of property and equipment	25,286	32,247	47,527
Amortization of intangible assets	25,734	32,353	39,540
Contingent compensation expense	—	—	1,794
Stock compensation expense	11,305	10,446	6,418

EBITDA before stock compensation expense	$85,620	$123,910	$137,078

Adjusted Net Income:
Net (loss) income (GAAP)	$3,478	$(2,059)	$8,544
Add provision (benefit) for income taxes	9,213	(6,777)	13,222

Income (loss) before provision for income taxes	12,691	(8,836)	21,766
Add back the following items:
Amortization of intangible assets	25,734	32,353	39,540
Contingent compensation expense	—	—	1,794
Other debt related costs	232	34,046	2,021
Stock compensation expense	11,305	10,446	6,418

Adjusted Net Income before income taxes	49,962	68,009	71,539
Income tax provision at 20%	(9,992)	(13,602)	(14,308)

Adjusted Net Income	$39,970	$54,407	$57,231

Business Overview

        We are an international data communications company which provides network managed connectivity, data communications and value added services to many of the world's leading retailers, banks and payment processors. We are also a leading provider of secure data network services to the global financial services industry. We operate the largest unaffiliated Signaling System No. 7 network in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. We also provide roaming and clearing services to both domestic and international mobile phone operators. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 40 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 26 countries.

        We provide services through our data network, which is designed specifically for transaction oriented applications. Our network supports a variety of widely accepted communications protocols and is designed to be scalable, interoperable and accessible by multiple methods, including dial-up, dedicated, wireless, fixed broadband and internet connections.

        We generate revenues through three business divisions:

  •
  Telecommunication services.  Our telecommunication services division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. We collaborate with customers, sharing our expertise, resources and infrastructure to leverage rapidly evolving technologies. Our suite of services includes a reliable, nationwide SS7 network, intelligent database and registry services, identity and verification services, and hosted roaming and clearing solutions that simplify our customers' operations, expand their reach and provide a foundation that helps them increase their profitability.

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

  •
  Financial services.  As one of the industry's leading electronic connectivity solutions, our Secure Trading Extranet brings together an extensive global financial community of interest and delivers mission-critical low latency connectivity solutions to some of the largest and most prominent financial organizations in the world. Our private Secure Trading Extranet provides low latency to support Direct Market Access, algorithmic trading and market data distribution. Organizations utilizing our network can benefit from a range of value added services, including co-location and hosting services, interoffice WAN solutions and connectivity to our large community of interest.

        In connection with a reorganization of our divisional management team structure, we began to report revenues in three business divisions beginning with the three month period ending March 31,

2010. The following table provides the revenue breakout in both the historical business divisions and the new divisional structure (in thousands):

	Year ended December 31,
	2008	2009
Historical business divisions
Telecommunication services division	$67,131	$212,744
Point of sale division	74,450	76,057
Financial services division	45,874	47,749
International services division(1)	156,536	138,267

	$343,991	$474,817

Revised business divisions
Telecommunication services division	$67,131	$212,744
Payments division	213,237	196,808
Financial services division	63,623	65,265

	$343,991	$474,817

(1)
International services division

Payments revenue	$138,787	$120,779
Financial services revenue	17,749	17,488

	$156,536	$138,267

        Our most significant expense is cost of network services, which is comprised primarily of the following: telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges; salaries and other costs related to supporting our data platforms and systems; and compensation paid to providers of calling name and line information database records. The cost of data transmission is based on a contract, or in the United States potentially a tariff rate per minute of usage in addition to a prescribed rate per transaction for some vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of accessing database records from external providers is based on a per query fee for the use of that data. The compensation charges paid to providers of calling name and line information database records are based on a percentage of query revenue generated from our customers accessing those records. Depreciation expense on our network equipment and amortization of developed technology is excluded from our cost of network services and is included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations.

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

Acquisition of Cequint, Inc.

        On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010. The purchase price, subject to working capital adjustments, included an initial payment of $49.8 million, consisting of $46.7 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.3 million. As part of the $49.8 million purchase price, Cequint paid off approximately $6.8 million in debt and we assumed approximately $0.4 million in cash. We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature as part of our November 2009 Credit Facility (see Note 2). Cequint provides carrier—grade caller identification products and enhanced services to top U.S.-based mobile operators. We will integrate Cequint into our telecommunication services division. Please refer to Note 3 to the consolidated financial statements included elsewhere in this report for additional detail.

Acquisition of the Communications Services Group (CSG)

        On March 2, 2009, we entered into an asset purchase agreement with VeriSign, Inc. pursuant to which we agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG. On May 1, 2009, we completed the acquisition in accordance with the terms and conditions of the asset purchase agreement. The initial purchase price was approximately $226.2 million in cash and was subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were negotiated resulting in a $4.5 million increase in the purchase price to $230.7 million. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility (see further discussion below). CSG provides call signaling services, intelligent database services such as caller identification, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. We integrated CSG into our telecommunication services division. Please refer to our amended Current Report on Form 8-K/A filed with the SEC on July 15, 2009 for more detail on the historical and pro-forma results of CSG and Note 3 to the consolidated financial statements included elsewhere in this report.

Changes to Credit Facility

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

        On October 1, 2010 we amended our November 2009 Credit Facility to allow for the Cequint acquisition and to amend certain covenants, including restrictions on fundamental changes, incurrence of indebtedness, restricted payments (including the share repurchase plan described below) and financial covenants (and related definitions). In addition, we increased the amount of the term loan and revolving credit facilities by $50 million and $25 million, respectively, to fund the Cequint acquisition and for general working capital purposes. In connection with the amendment we incurred approximately $1.9 million in financing costs. These financing costs have been deferred and are being amortized using the effective interest method over the life of the November 2009 Credit Facility. Please refer to Note 5 to the consolidated financial statements, included elsewhere in this report, for additional detail.

Share Repurchase Plan

        On September 1, 2010 our Board of Directors approved a share repurchase plan authorizing the repurchase of a maximum of $50.0 million of our common stock over the period expiring March 31, 2012. We commenced repurchasing shares on October 1, 2010 and as of December 31, 2010, had repurchased 1,050,247 shares for a total of $19.1 million.

Results of Operations

        We acquired the assets of the CSG business on May 1, 2009, and have included its results since that date in our statement of operations for the year ended December 31, 2009. We completed the acquisition of Cequint on October 1, 2010, and have included its results since that date in our statement of operations for the year ended December 31, 2010. Therefore, our results for the full years

2008, 2009 and 2010 are not comparable. The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year ended December 31,
	2008	2009	2010
Statements of Operations Data:
Revenues	$343,991	$474,817	$527,135
Operating expenses:
Cost of network services, exclusive of the items shown separately below	162,423	224,497	261,060
Engineering and development	29,149	36,268	38,382
Selling, general and administrative	78,104	100,588	97,003
Contingent consideration expense	—	—	1,794
Depreciation and amortization of property and equipment	25,286	32,247	47,527
Amortization of intangible assets	25,734	32,353	39,540

Total operating expenses	320,696	425,953	485,336

Income from operations	23,295	48,864	41,799
Interest expense	(10,868)	(58,553)	(24,572)
Interest income	707	497	387
Other (expense) income, net	(241)	471	4,440

Income (loss) before income taxes and equity in net loss of unconsolidated affiliates	12,893	(8,721)	22,054
Income tax (provision) benefit	(9,213)	6,777	(13,222)
Equity in net (loss) of unconsolidated affiliates	(202)	(115)	(288)

Net income (loss)	$3,478	$(2,059)	$8,544

Year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenues.    Total revenues increased $52.3 million, or 11.0%, to $527.1 million for the year ended December 31, 2010, from $474.8 million for the year ended December 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $1.2 million. Excluding the positive effect of foreign exchange rates, total revenues increased $51.1 million, or 10.8%, to $525.9 million for the year ended December 31, 2010.

        We enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the year ended December 31, 2010 and 2009 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2010		2009
	% of Revenue	Weighted Average Exchange Rates	% of Revenue	Weighted Average Exchange Rates
British Pound	12%	1.55	11%	1.57
Euro	9%	1.32	9%	1.39
Australian Dollar	5%	0.92	5%	0.79

        A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on revenue: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar $0.3 million.

        We generate revenues through three business divisions: the telecommunication services division (TSD), the payments division, and the financial services division (FSD).

        Telecommunication services division.    Revenues from the telecommunication services division increased $48.0 million, or 22.5%, to $260.7 million for the year ended December 31, 2010, from $212.7 million for the year ended December 31, 2009. This was due to the following increases (decreases):

  Identity and verification services

  •
  Revenue from identity and verification services increased $19.2 million due to: $24.2 million related to the incremental full-year combined CSG and TSD operations and; $2.3 million due to the acquisition of Cequint. This increase was partially offset by the following decreases: ($3.9) million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer; ($1.3) million related to the loss of a wireless customer who decided to consolidate their calling name access and storage services under an alternate provider; ($1.2) million due a reduction in volumes in our payphone fraud and validation service; and ($0.9) million due to the loss by one of our wireline customers of a portion of its wholesale business.

  Network solutions

  •
  Revenue from network solutions increased $19.8 million primarily due to the incremental full-year combined CSG and TSD operations.

  Registry services

  •
  Revenue from registry services increased $5.0 million primarily due to $9.5 million related to the incremental full-year combined CSG and TSD operations which was partially offset by a decrease of ($4.5) million in our legacy service order administration business due to a competitor offering those services at heavily discounted prices.

  Roaming and clearing services

  •
  Revenue from roaming and clearing services increased $4.0 million primarily due to the inclusion of the incremental full-year combined CSG and TSD operations.

        Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the businesses acquired through our purchase of CSG and Cequint (see note 3). In addition, we have recently seen an increase in the sales lead times for certain of our telecommunication services division products which has impacted our ability to grow our revenue base. We attribute these delays primarily to what we believe to be resource constraints at our potential customers as a result of the overall weakness of the global economy.

        Payments division.    Revenues from the payments division increased $3.4 million, or 1.7%, to $200.2 million for the year ended December 31, 2010, from $196.8 million for the year ended December 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.8 million. Excluding the impact of foreign exchange rates, payments revenue increased $2.6 million, or 1.3%, to $199.4 million for the year ended December 31, 2010. This was due to the following increases (decreases):

  Network services

  •
  Europe: Revenue increased $8.3 million due to market share gains and increased demand for our IP network services, primarily in the UK, France, Spain, Italy and Romania.

  •
  Asia Pacific: Revenue decreased ($1.2) million due to a reduction of ($3.0) million resulting from the previously disclosed loss by our Australian telecommunications partner of a significant portion of their business. This was partially offset by an increase of $1.8 million due to increased demand for our IP network services, primarily in Australia.

  •
  North America: Revenue decreased ($3.5) million due to ($3.7) million in declines in our dial-up services primarily related to lower average revenue per transaction as a result of pricing concessions on the renewal of certain customer contacts and mix-shift in our transaction volume, and to a lesser extent from volume declines. This was partially offset by an increase of $0.2 million due to increased demand for our IP network services. We have recently seen an increase in the competitive environment for our dial-up services in the United States and as a result in 2011 it is likely our revenue per transaction will decrease and depending upon the number of dial-up transactions we transport our dial-up revenues may continue to decrease.

  Payment gateway services

  •
  Europe: Revenue increased $1.4 million due to market share gains and increased demand for our cardholder-present gateway services.

  •
  Asia Pacific: Revenue increased $2.1 million due to increased demand for our cardholder-not-present gateway services.

  •
  North America: Revenue increased $0.1 million due to a new customer win following the launch of our North American card holder not present platform in the third quarter of 2010.

  ATM processing and software services

  •
  Europe: Revenue decreased ($2.0) million due to ($0.5) million related to our decision to discontinue our terminal logistics business in the UK and ($1.5) million due to the previously disclosed loss of an ATM processing customer.

  •
  North America: Revenue decreased ($2.6) million due to a decrease of ($3.5) million from our ATM software product which we ceased selling in the fourth quarter of 2009. In the second quarter of 2010 one of our customers exercised its right under its contract to in-source its processing services which resulted in the sale of this customer's dedicated processing platform for $1.4 million. The recurring revenue associated with this customer was $0.7 million in 2010 and $1.3 million in 2009.

    Future revenue growth in the payments division depends on a number of factors including the success of our IP-related network services and payment gateway applications, the success of our payments products in countries we have recently entered, the total number of dial-up transactions we transport and global economic conditions. Smaller merchants, which represent a large portion of the user base for our dial-up services in the U.S., in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. We have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we primarily attribute to the overall weakness of the global economy.

        Financial services division.    Revenues from the financial services division increased $1.0 million, or 1.5%, to $66.2 million for the year ended December 31, 2010, from $65.2 million for the year ended December 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.4 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.6 million, to $65.8 million as of December 31, 2010 due to the following increases (decreases):

  •
  Europe: Revenue increased $1.4 million due to the continued expansion of the number of customer endpoints primarily from market share gains and to a lesser extent from growth in bandwidth based services;

  •
  Asia Pacific: Revenue increased $1.3 million due primarily to the continued expansion of the number of customer endpoints primarily due to the growth in electronic equity trading in the region;

  •
  North America: Revenue decreased ($2.0) million due to a reduction of ($6.7) million related to the continued rationalization of market data access services which was partially offset by an increase of $4.6 million due to growth in new endpoints and sales of bandwidth based services primarily to the foreign exchange community.

        Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network as well as the success of our new product offerings. We have continued to see a decline in demand for legacy low latency exchange data connectivity for the major global exchanges in the U.S. and no longer generate significant revenue from these services in North America.

        Cost of network services.    Cost of network services increased $36.6 million, or 16.3%, to $261.1 million for the year ended December 31, 2010, from $224.5 million for the year ended December 31, 2009. The effect of foreign exchange translation on cost of network services was not significant.

        The increase in cost of network services was primarily due to the following increases: $34.6 million related to the incremental full-year combined CSG and TSD operations; $3.0 million due to higher payroll and related costs to support our IP registry, roaming and clearing and payment gateway platforms; $1.5 million due to higher dial access rates in North America; $1.6 million to support the growth in our payments business in Europe; $1.1 million in regulatory charges which are passed through to our customers; $0.8 million to support the growth in our FSD business in Europe and Asia Pacific; and $0.4 million to support our ATM processing business in Canada. This was partially offset by the following decreases: ($5.0) million in cost reductions achieved through the integration of the legacy CSG operations; ($1.0) million in lower variable incentive cash compensation; and ($0.4) million due to reduced stock compensation due to the full vesting of stock granted in prior periods and a reduction in the number of grants issued in 2010.

        Gross profit represented 50.5% of total revenues for the year ended December 31, 2010, compared to 52.7% for the year ended December 31, 2009. On a constant dollar basis, gross margins for the year ended December 31, 2010 decreased 230 basis points to 50.4% of total revenues. Included in revenue and margins for the year ended December 31, 2009, were $3.8 million and $3.7 million, respectively, related to our ATM Software product which we ceased selling in the fourth quarter of 2009. Excluding these revenues and gross margin, gross profit would have decreased 190 basis points from 52.3% for the year ended December 31, 2009. This decrease was primarily due to the following items: 170 basis points related to incremental investments in our gateway, roaming and clearing and IP registry services; 80 basis points due to the decline in margins in our payments division in North America; and 95 basis points due to anticipated price reductions on the renewal of certain legacy CSG customer contracts. These decreases were partially offset by the following increases: 100 basis points due to cost savings achieved through the integration of legacy CSG operations and 55 basis points due to growth in our payments division internationally.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions. Due to an increase in the fourth quarter of 2010 in the rates charged by the providers of toll-free access services we use to transport domestic dial-up POS transactions, we anticipate that the cost of network services associated with the payments division will increase between $2 million and $3 million in 2011. The actual amount of this increase will depend upon a number of factors, including the number and average length of domestic toll-free POS transactions we transport in 2011 and our ability to find alternate providers of toll-free access services at lower costs.

        Engineering and development expense.    Engineering and development expense increased $2.1 million, or 5.8%, to $38.4 million for the year ended December 31, 2010, from $36.3 million for the year ended December 31, 2009. On a constant dollar basis, engineering and development expenses would have increased $1.4 million, or 4.0%, to $37.7 million and represented 7.2% and 7.6% of revenues for the years ended December 31, 2010 and 2009, respectively.

        The increase in engineering and development costs was primarily due to the following: $7.0 million related to the incremental full-year CSG and TSD operations; $2.0 million in costs resulting from our acquisition of Cequint; and $0.3 million to support our ATM processing business in Canada. This was partially offset by the following decreases: an increase in capitalized software development costs, which are offset against engineering and development costs, of $3.3 million due to incremental investment of $2.3 million in our roaming and clearing, IP registry and payment gateway platforms and $1.0 million in our mobile caller identification products developed through Cequint; ($1.9) million in variable incentive cash compensation due to performance thresholds not being acheived; ($1.2) million from cost reduction achieved through the integration of the legacy CSG operations; ($1.1) million from our ATM software product which we ceased selling in the fourth quarter of 2009; and ($0.4) million in stock compensation expense due to the full vesting of stock granted in prior periods and a reduction in the number of grants issued in 2010.

        Selling, general and administrative expense.    Selling, general and administrative expenses decreased $3.6 million, or 3.6%, to $97.0 million for the year ended December 31, 2010, from $100.6 million for the year ended December 31, 2009. On a constant dollar basis, selling, general and administrative expenses would have decreased $5.7 million, or 5.7%, to $94.9 million and would have represented 18.0% of revenues for the year ended December 31, 2010, compared to 21.2% of revenues for the year ended December 31, 2009. Included in selling, general and administrative expense for the year ended December 31, 2010 and 2009 were stock compensation expense of $4.9 million and $8.2 million, respectively. The decrease in stock compensation expense was due to the full vesting of stock awards granted in prior periods and a reduction in the number of performance based awards achieved in 2010. Included in selling, general and administrative expense for the years ended December 31, 2010 and 2009 were acquisition related costs of $0.7 million and $2.2 million related to the acquisition of Cequint and CSG, respectively. These costs were expensed in accordance with the provisions of FASB ASC 805, Business Combinations.

        Excluding the abovementioned decreases in stock compensation expense, expensed acquisition costs and the effect of foreign exchange, selling, general and administrative expense decreased ($0.9) million primarily due to the following: ($3.2) million in variable cash incentive compensation; ($3.0) million in cost reductions achieved through the integration of the legacy CSG operations; ($0.9) million in severance; and ($0.2) million from our ATM software business which we ceased selling in the fourth quarter of 2009, as previously disclosed. This was partially offset by the following: $4.8 million related to the incremental full-year CSG and TSD operations; $1.1 million related to incremental overhead from our acquisition of Cequint; and $0.5 million to support our ATM processing business in Canada.

        Contingent consideration expense.    Contingent consideration expense of $1.8 million for the year ended December 31, 2010, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 3 for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our consolidated statement of operations.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $15.3 million, or 47.3%, to $47.5 million for the year ended December 31, 2010, from $32.2 million for the year ended December 31, 2009. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $15.0 million or 46.7% to $47.3 million and represented 9.0% and 6.8% of revenue for the year ended December 31, 2010 and 2009, respectively.

        This increase in depreciation and amortization of property and equipment was due to the following: $5.5 million due to an accelerated depreciation charge following a decision made during the second quarter to phase out surplus network assets and office equipment that will no longer be required following the integration of the legacy CSG and TNS operations; $5.5 million due to capital expenditures primarily to support our revenue growth and to a lesser extent the integration of back office systems; $3.9 million due to a full year of depreciation on the acquired CSG assets and $0.1 million due to our acquisition of Cequint.

        Amortization of intangible assets.    Amortization of intangible assets increased $7.1 million, or 21.9%, to $39.5 million for the year ended December 31, 2010, from $32.4 million for the year ended December 31, 2009. On a constant dollar basis, amortization of intangible assets would have increased $7.0 million, or 21.6% to $39.4 million.

        The increase in amortization of intangible assets was due to the following: $5.8 million related to a full year of amortization on the acquired CSG assets; $2.5 million due the impairment of certain customer relationship intangibles and $1.8 million related to the acquisition of Cequint. This was partially offset by a reduction of ($3.1) million as certain intangible assets reached the end of their economic useful lives during 2010.

        Interest expense.    Interest expense decreased $34.0 million to $24.6 million for the year ended December 31, 2010, from $58.6 million for the year ended December 31, 2009. Included in interest expense for the year ended December 31, 2009 were charges of $1.7 million related to the write-off of deferred financing fees following the refinancing of the 2007 Credit Facility in May 2009 and the write-off of $21.9 million in debt discount and deferred financing fees related to the May 2009 Credit Facility in November 2009. Also included was a $3.3 million term loan call premium related to the refinancing of the May 2009 credit facility in November 2009. Amortization of deferred financing fees and discount for the years ended December 31, 2010 and December 31, 2009 was $2.0 million and $7.1 million, respectively. Excluding these charges, cash interest expense decreased $6.1 million due to a reduction in interest rates which was partially offset by an increase of $4.1 million due to higher borrowing levels.

        Other income.    For the year ended December 31, 2010 other income was $4.4 million compared to $0.5 million for the year ended December 31, 2009. Included in other income for the year ended December 31, 2010 are foreign currency revaluation gains of approximately $4.1 million due to fluctuations in the value of the U.S. dollar, principally against the Euro, versus a gain on foreign currency revaluation of $0.3 million for the year ended December 31, 2009.

        Income tax provision.    For the year ended December 31, 2010, our income tax provision was approximately $13.2 million compared to an income tax benefit of $6.8 million for the year ended December 31, 2009. The increase in our income tax provision is primarily related to higher income from operations, an increase in valuation allowance on net domestic deferred tax assets, and increases in FASB ASC 740 reserves due to certain income tax exposures. Our effective tax rate was 60.7% and 76.7% for the year ended December 31, 2010 and 2009, respectively. Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily due to an increase in valuation allowance on net domestic deferred tax assets, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

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

Additional Information

Non-GAAP Measures

        To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including EBITDA before stock compensation expense, adjusted net income and adjusted net income per share. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. Reconciliations of each of these non-GAAP measures to the corresponding GAAP measure are included elsewhere in this Annual Report.

        EBITDA before stock compensation expense is determined by adding the following items to Net Income, the closest GAAP financial measure: equity in net loss of unconsolidated affiliate, income tax provision, other income (expense), interest expense, depreciation and amortization of property and equipment, amortization of intangibles, contingent consideration expense and stock compensation expense.

        Adjusted net income is determined by adding the following items to Net Income, the closest GAAP financial measure: provision for income taxes, certain non-cash items, including amortization of intangible assets, stock compensation expense, the change in fair value of contingent consideration and the amortization of debt issuance costs, and the result is tax effected at an assumed long-term tax rate of 20%, which excludes the effect of our net operating losses. The assumed long-term tax rate of 20% takes into consideration the following primary factors: the income generated outside of the U.S. which is taxed at substantially lower rates than U.S. statutory rates; the cash benefit of our tax-deductible amortization of intangible assets and tax-deductible goodwill; and the cash benefit of tax-deductible stock compensation expense.

        We believe that the disclosure of EBITDA before stock compensation expense and adjusted net income and related per-share amounts are useful to investors as these non-GAAP measures form the basis of how our management team reviews and considers our operating results. We also rely on adjusted net income as the primary measure of our earnings exclusive of certain non-cash charges. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our company. We also believe these measures can assist investors in comparing our performance to that of other companies on a consistent basis exclusive of selected significant non-cash items.

        EBITDA before stock compensation expense, adjusted net income and adjusted net income per share have limitations as analytical tools, and you should not rely upon them or consider them in isolation or as a substitute for GAAP measures, such as net income and other consolidated income or other cash flows statement data prepared in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, EBITDA before stock compensation expense should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted net income and adjusted net income per share also should not be considered as a replacement for, or a measure that should be used or analyzed in lieu of, net income or net income per share. We attempt to compensate for these limitations by relying primarily upon our GAAP results and using EBITDA before stock compensation expense, adjusted net income and adjusted net income per share as supplemental information only.

        All references to the effect of foreign currency exchange rates on a constant dollar basis were determined by applying the prior year foreign currency rates to the current year results.

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

        Our operations provided us cash of $119.7 million for the year ended December 31, 2010, which was attributable to net income of $8.5 million, depreciation, amortization and other non-cash charges of $106.5 million and an decrease in working capital of $4.6 million. Our operations provided us cash of $105.5 million for the year ended December 31, 2009, which was attributable to a net loss of $2.1 million, adjusted by depreciation, amortization and other non-cash charges of $96.6 million and a decrease in working capital of $10.9 million. Our operations provided us cash of $73.7 million for the year ended December 31, 2008, which was attributable to net income of $3.5 million, adjusted by depreciation, amortization and other non-cash charges of $68.4 million and a decrease in working capital of $1.8 million.

        We used cash of $101.8 million in investing activities for the year ended December 31, 2010, which was comprised primarily of $55.0 million of capital expenditures to support our revenue growth and integration activities and $46.3 million to fund our acquisition of Cequint and $0.5 million related to the finalization of our acquisition of CSG. We used cash of $271.3 million in investing activities for the year ended December 31, 2009 which included $230.7 million to fund our acquisition of CSG and $40.6 million to fund capital expenditures primarily to support our revenue growth. We used cash of $32.0 million in investing activities for the year ended December 31, 2008 in order to fund capital expenditures primarily to support our revenue growth.

        Our financing activities provided us cash of $10.6 million for the year ended December 31, 2010. This consisted of proceeds (net of debt discount and financing fees) from the amended November 2009 Credit Facility of $63.1 million and $1.9 million from the exercise of employee stock options less $31.9 million in scheduled payments and voluntary pre-payments on the November 2009 Credit Facility and $22.6 million which was used to repurchase stock primarily as part of the Company's authorized share repurchase plan as well as to satisfy employee tax withholding requirements on the vesting of restricted stock units. Our financing activities provided us cash of $162.5 million for the year ended December 31, 2009. This consisted of proceeds (net of debt discount, financing fees and term loan call premium) from the May and November 2009 Credit Facilities of $201.6 million and $363.2 million of which $48.5 million was from the Revolver Credit Facility, respectively, less the payment of the 2007 and May 2009 credit facilities of $178.5 million and $230.0 million, respectively. In addition, $1.8 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $8.1 million from the exercise of employee stock options. We used cash of $19.4 million from financing activities for the year ended December 31, 2008, which included voluntary pre-payments of $27.0 million on our 2007 senior secured credit facility, and $2.2 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units. In addition we received $9.6 million from the exercise of employee stock options.

        The covenants in our amended November 2009 Credit Facility do not, and are not reasonably likely to, limit our ability to pursue strategic acquisitions as part of our growth strategy to a material extent. To the extent that we are not able to fund a strategic acquisition through cash flow from operations or additional amounts that we are able to borrow under our existing 2009 Credit Facility, we would need to undertake additional debt or equity financing.

Commitments

        The following table summarizes our contractual obligations as of December 31, 2010 that require us to make future cash payments (dollars in thousands):

		Year ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$407,495	$18,750	$18,750	$18,750	$68,120	$283,125	—
Supplier commitments	41,459	24,197	10,125	3,297	1,772	1,772	296
Operating lease obligations	39,289	12,294	8,244	5,847	3,896	3,142	5,866

	$488,243	$55,241	$37,119	$27,894	$73,788	$288,039	$6,162

        Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $2.7 million of liabilities for unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7 to the Consolidated Financial Statements for further discussion of income tax.

        Not included in the table above are commitments to make interest payments under the terms of our November 2009 Credit Facility due to the variable nature of the interest rates. See note 5 to the consolidated financial statements for further details on interest rates and other terms and conditions of this facility.

        In addition, the table above does not include contingent consideration of up to $52.5 million or performance payments of up to $10 million, which may be payable to certain executives and key personnel in conjunction with the Cequint acquisition based on the achievement of four profit related milestones. These payments are excluded from the table since the amounts are not contractually certain to be paid. See Note 3 to the consolidated financial statements for further discussion.

        We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our November 2009 Credit Facility or future debt or equity financings.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report. We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill, other intangible assets and contingent consideration related to business combinations, stock based compensation and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

        The following is a discussion on the most significant accounting estimates affecting the financial statements:

Acquisitions

        We account for acquisitions in accordance with FASB ASC 805, Business Combinations (ASC 805). We preliminarily record the fair value of assets acquired and liabilities assumed based on guidance defined in FASB ASC820, Fair Value Measurments and Disclosures and adjust these values once valuations are finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of net identifiable assets acquired and goodwill.

        Pursuant to the guidance in ASC 805, in those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the estimated fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in our expectations as the timing and probability of achievement of milestones on which the contingent consideration is based.

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

        In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, we review our long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of our long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If we estimate that the assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, we assess whether separate cash flows can be attributed to the individual asset. We group our long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, we recognize an impairment charge upon disposition. For our customer relationship intangible assets, we evaluate impairment upon the significant loss of revenue from a customer. Beginning in 2005, we experienced revenue and transaction volume declines with a major customer. The intangible asset value attributable to this customer relationship was approximately $16.4 million as of December 31, 2010. We assessed the recoverability of this customer relationship asset based upon undiscounted anticipated future cash flows and concluded no impairment existed as of December 31, 2010.

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

Income taxes

        We account for income taxes pursuant to the provisions of FASB ASC 740, Income Taxes. Under this method, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period. We provide a valuation allowance on net deferred tax assets when it is not more likely than not that such assets will be realized. We must exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, and related valuation allowance, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. We expect to realize the benefit of our deferred tax assets for which no valuation allowance is recorded as we expect to generate sufficient taxable income in future years. During 2010, we increased the valuation allowance on domestic deferred tax assets by $8.6 million since it became more likely than not that those deferred tax assets will not be realized. An additional valuation allowance for deferred tax assets may be required if our future taxable income is not sufficient to realize our deferred tax assets.

        From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. For financial reporting purposes, we only recognize tax benefits taken or expected to be taken on the tax return that we believe are "more likely than not" of being sustained. We record a liability (or a reduction of the associated tax asset, as applicable) for the difference between the benefit recognized and measured pursuant to the accounting guidance for income taxes and the tax position taken or expected to be taken on our tax return. This analysis is performed in accordance with the requirements of ASC 740 and is based on a two-step process. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. It is inherently difficult and subjective to estimate such amounts, as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a periodic basis. This evaluation is based on factors including, but not limited to, current year tax positions, expiration of statutes of limitations, litigation, legislative activity, or other changes in facts and circumstances. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in that period. The amounts ultimately paid upon resolution of such uncertain tax positions could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations. The tax liabilities for uncertain tax positions are recorded as a separate component in our long-term income taxes payable balance.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2010 we had $407.5 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender's base rate or the LIBOR rate. Interest on outstanding balances under the November 2009 Credit Facility, is payable, at the Company's option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At December 31, 2010 the 1 month LIBOR rate was 0.26%. Based upon the outstanding borrowings on December 31, 2010 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $4.1 million.

        As of December 31, 2010, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

        We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. This loan is denominated in U.S. dollars and therefore fluctuations in the euro to the U.S. dollar exchange rate are recorded as revaluation gains or losses in our income statement. As it relates to this specific loan agreement, each $0.01 movement in the euro to U.S. dollar exchange rate could affect our other income (loss) by $0.2 million. For the year ended December 31, 2010, we recorded a gain on foreign currency revaluation of $4.1 million which is included in other income (expense) in the accompanying condensed consolidated financial statement of operations.

Item 8.    Financial Statements and Supplementary Data

        The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of TNS, Inc.:

        We have audited the accompanying consolidated balance sheets of TNS, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15B. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TNS, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and shareholders of TNS, Inc.:

        We have audited TNS, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TNS, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report located in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TNS, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows of TNS, Inc. for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 16, 2011

TNS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2010
	(in thousands, except per share and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,480	$56,689
Accounts receivable, net of allowance for doubtful accounts of $6,013 and $3,977, respectively	97,840	86,988
Prepaid expenses	8,207	7,937
Deferred tax assets	7,355	220
Inventory	2,716	2,259
Other receivables	12,180	—
Other current assets	2,156	3,960

Total current assets	162,934	158,053

Property and equipment, net	125,596	135,418
Identifiable intangible assets, net	268,925	306,077
Goodwill	14,844	38,620
Deferred tax assets, net	24,720	1,097
Other assets	4,427	5,475

Total assets	$601,446	$644,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expensed and other current liabilities	$88,009	$71,481
Deferred revenue	13,970	12,061
Current portion of long term debt, net of discount	15,119	18,488

Total current liabilities	117,098	102,030

Long-term debt, net of current portion and discount	354,594	385,136
Deferred tax liabilities	3,416	1,912
Contingent consideration	—	33,594
Other liabilities	4,998	6,787

Total liabilities	480,106	529,459

Commitments and contingencies (see Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,957,444 shares issued and 25,795,767 shares outstanding and 26,515,823 shares issued and 25,359,255 shares outstanding, respectively	26	27
Treasury stock, 161,677 shares and 1,156,568 shares, respectively	(2,439)	(21,523)
Additional paid-in capital	168,780	176,633
Accumulated deficit	(42,859)	(34,315)
Accumulated other comprehensive (loss)	(2,168)	(5,541)

Total stockholders' equity	121,340	115,281

Total liabilities and stockholders' equity	$601,446	$644,740

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2009	2010
	(in thousands, except per share and share amounts)
Revenues	$343,991	$474,817	$527,135
Operating expenses:
Cost of network services, exclusive of the items shown separately below	162,423	224,497	261,060
Engineering and development	29,149	36,268	38,382
Selling, general, and administrative	78,104	100,588	97,033
Contingent consideration	—	—	1,794
Depreciation and amortization of property and equipment	25,286	32,247	47,527
Amortization of intangible assets	25,734	32,353	39,540

Total operating expenses	320,696	425,953	485,336

Income from operations	23,295	48,864	41,799
Interest expense	(10,868)	(58,553)	(24,572)
Interest income	707	497	387
Other (expense) income net	(241)	471	4,440

Income (loss) before income tax provision, and equity in net loss of unconsolidated affiliates	12,893	(8,721)	22,054
Income tax (provision) benefit	(9,213)	6,777	(13,222)
Equity in net loss of unconsolidated affiliates	(202)	(115)	(288)

Net income (loss)	$3,478	(2,059)	8,544

Basic net income (loss) per common share	$0.14	$(0.08)	$0.33

Basic weighted average common shares outstanding	24,763,299	25,402,506	25,949,139

Diluted net income (loss) per common share	$0.14	$(0.08)	$0.32

Diluted weighted average common shares outstanding	25,195,521	25,402,506	26,471,472

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Accumulated other comprehensive income (loss)
			Treasury Stock	Additional paid-in capital	Accumulated deficit		Total stockholders' equity	Comprehensive (loss) income
	Shares	Amount
	(in thousands, except per share and share amounts)
Balance, December 31, 2007	24,274,195	$24	$(239)	$131,485	$(44,278)	$5,280	$92,272
Exercise of employee stock options	543,328	1	—	9,588	—	—	9,589
Issuance of common stock upon vesting of restricted stock units	364,627	—	—	—	—	—	—
Tax benefit of share based payments	—	—	—	284	—	—	284
Purchase of treasury stock	—	—	(2,162)	—	—	—	(2,162)
Stock compensation expense	—	—	—	11,305	—	—	11,305
Foreign currency translation	—	—	—	—	—	(11,951)	(11,951)	(11,951)
Retirement of treasury shares	(100,143)	—	1,823	(1,823)	—	—	—
Net income	—	—	—	—	3,478	—	3,478	3,478

Balance, December 31, 2008	25,082,007	$25	$(578)	$150,839	$(40,800)	$(6,671)	$102,815

Total, December 31, 2008								$(8,473)

Issuance of common stock upon vesting of restricted stock units	402,514		—	—	—	—	—
Exercise of employee stock options	472,923	1	—	8,141	—	—	8,142
Tax benefit of share based payments	—	—	—	(646)	—	—	(646)
Purchase of treasury stock	—	—	(1,861)	—	—	—	(1,861)
Stock compensation expense	—	—	—	10,446	—	—	10,446
Foreign currency translation	—	—	—	—	—	4,503	4,503	4,503
Net loss	—	—	—	—	(2,059)	—	(2,059)	(2,059)

Balance, December 31, 2009	25,957,444	$26	$(2,439)	$168,780	$(42,859)	$(2,168)	$121,340

Total, December 31, 2009								$2,444

Issuance of common stock upon vesting of restricted stock units	452,440	1	—	(1)	—	—	—
Exercise of employee stock options	132,613	—	—	1,949	—	—	1,949
Issuance of common stock	178,823	—	—	3,060	—	—	3,060
Purchase of treasury stock	—	—	(22,657)	—	—	—	(22,657)
Stock compensation expense	—	—	—	6,418	—	—	6,418
Foreign currency translation	—	—	—	—	—	(3,373)	(3,373)	(3,373)
Retirement of treasury shares	(205,497)	—	3,573	(3,573)	—	—	—
Net income	—	—	—	—	8,544	—	8,544	8,544

Balance, December 31, 2010	26,515,823	$27	$(21,523)	$176,633	$(34,315)	$(5,541)	$115,281

Total, December 31, 2010								$5,171

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,478	$(2,059)	$8,544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,286	32,247	47,527
Amortization of intangible assets	25,734	32,353	39,540
Deferred income tax provision (benefit)	4,960	(12,685)	8,734
Loss on disposal of property and equipment	165	25	160
Amortization of deferred financing costs and debt discount	722	7,126	2,021
Loss on debt extinguishment	—	26,944	—
Change in fair value of contingent consideration	—	—	1,794
Equity in net loss of unconsolidated affiliates	202	115	288
Stock compensation	11,305	10,446	6,418
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(174)	8,888	11,153
Other current and noncurrent assets	(368)	(11,344)	10,573
Accounts payable and accrued expenses	3,585	17,932	(16,762)
Deferred revenue	(4,115)	(3,533)	(2,117)
Other current and noncurrent liabilities	2,945	(998)	1,789

Net cash provided by operating activities	73,725	105,457	119,662

Cash flows from investing activities:
Purchases of property and equipment	(32,047)	(40,638)	(55,026)
Proceeds from sale of property and equipment	—	—	—
Cash paid for business acquisitions, net of cash acquired(1)	—	(230,656)	(46,802)

Net cash used in investing activities	(32,047)	(271,294)	(101,828)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	516,335	48,755
Net borrowings on revolving credit facility	—	48,522	14,377
Repayment of long-term debt	(27,000)	(408,500)	(31,875)
Payment of long-term debt financing costs	(75)	(175)	—
Proceeds from stock option exercises	9,589	8,142	1,949
Excess tax benefits from share based payments	284	—	—
Purchase of treasury stock	(2,162)	(1,861)	(22,657)

Net cash (used in) provided by financing activities	(19,364)	162,463	10,549

Effect of exchange rates on cash and cash equivalents	(1,268)	(2,997)	(4,174)

Net increase (decrease) in cash and cash equivalents	21,046	(6,371)	24,209
Cash and cash equivalents, beginning of year	17,805	38,851	32,480

Cash and cash equivalents, end of year	$38,851	$32,480	$56,689

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,835	$22,281	$21,784

Cash paid for income taxes	$2,547	$2,192	$8,356

(1)
Cash paid for business acquisitions does not include the non-cash issuance of approximately $3.1 million in the Company's stock to certain former shareholders of Cequint. See note 3 for further details of the acquisition of Cequint.

See accompanying notes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. The Company:

Business Description

        TNS, Inc. (TNS or the Company) is a Delaware corporation. TNS is a leading provider of business-critical data communications services to processors of credit card, debit card and automated teller machine (ATM) transactions. TNS is also a leading provider of call signaling and database access services to the North American telecommunications industry and of secure data network services to the global financial services industry. TNS' data communication services enable secure and reliable transmission of time-sensitive, transaction-related information critical to its customers' operations. The Company's customers outsource their data communication requirements to TNS because of the Company's expertise, comprehensive customer support, and cost-effective services. TNS provides services to customers in the United States and increasingly to customers in 40 countries, including Canada, Mexico and countries in Europe, Latin America and the Asia-Pacific region.

        The Company provides its services through its global data network, designed specifically for transaction applications. This network supports a variety of widely accepted communications protocols, and is designed to be scalable and accessible by multiple methods, including dial-up, dedicated, wireless and Internet connections.

        In 2010, the Company had three business divisions: (1) the payments division, which provides data communications services to payment processors in North America, Europe and Asia Pacific, (2) the telecommunication services division (TSD), which provides call signaling services, database access services and roaming and clearing services primarily to the North American telecommunications industry, and (3) the financial services division (FSD), which provides data communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications.

Share Repurchase Program

        On September 1, 2010, the Company's Board of Directors authorized a share repurchase program of up to $50 million of the Company's common stock over the period ended March 31, 2012, subject to extension. The Company commenced repurchasing shares on October 1, 2010 and as of December 31, 2010, has repurchased 1,050,247 shares for a total cost of approximately $19.1 million under the share repurchase program. In addition, the company repurchased 150,141 shares for a total cost of approximately $3.6 million to satisfy the minimum employee tax withholdings upon vesting of restricted stock units.

        On February 25, 2011, the Company's board of directors approved the retirement of 1,206,462 shares of treasury stock.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates affecting the consolidated financial statements include management's judgments regarding the allowance for doubtful accounts, realization of deferred tax assets, future cash flows from long-lived assets, additions of capitalized software costs, estimates of telecommunication accruals, accrued expenses for probable losses, estimates related to the fair value of the Company's employee stock options, including volatility, expected term and estimates of forfeitures in future periods, and estimates related to the fair value of the contingent consideration related to the Cequint acquisition (See Note 3). Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue.

        Payments revenue is derived primarily from per transaction fees paid by the Company's customers for the transmission of transaction data, through the Company's network, between payment processors and Point of Sale (POS) or ATM terminals and monthly recurring fees for IP-based network services. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per message fees charged for database access, call validation and roaming and clearing services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company's network as well as dedicated bandwidth usage.

        The Company considers the criteria established primarily by FASB ASC 605-45, "Reporting Revenue Gross as a Principal versus Net as an Agent," in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The revenues for which there are gross vs. net considerations include regulatory network charges levied on our customers. Regulatory network charges include messaging signaling unit charges related to the Company's Signaling System No. 7 (SS7) network and Universal Service Fund charges applicable to interstate telecommunications services approved or imposed by the Federal Communications Commission. The Company believes that the indicators under ASC 605-45 support gross revenue presentation since the Company is the primary

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

obligor in the arrangement and carries the underlying traffic over its data communications network and has sole discretion over whether to include such regulatory charges in the amounts invoiced to customers. Included in revenue for the year ended December 31, 2008, 2009 and 2010, are $8.4 million, $10.5 million and $11.6 million, respectively, related to these charges.

        In certain of our international locations, the Company enters into revenue sharing arrangements with third parties related to data communications services it provides to the payment processing industry. Certain of the Company's international payment processing customers elect to configure POS terminals with a caller-paid number. In this type of POS terminal configuration, the customer is responsible for paying a regulated charge for each call to its underlying telecommunications carrier with which it contracts directly. The telecommunications carrier collects the regulated charge from the customer and bears the credit risk in the transaction. The telecommunications carrier then remits the charge to the Company, withholding a fee for the use of its network in delivering the call to the Company. The Company then will pass these charges through to the payment processor, withholding a portion of the amount as a fee. Based on the Company's contractual arrangements with its payment processing customers, it has no obligation to remit cash until and unless the cash is remitted to the Company by the telecommunications carrier. The customer looks to the telecommunications carrier for the provision of data communications access to the POS device and the payment processer for the processing of card-based payments. The Company believes that the indicators under ASC 605-45 support net revenue presentation since the telecommunications provider and payment processor, not the Company, are the primary obligors in the arrangement and the Company does not bear the credit risk. For the year ended December 31, 2008, 2009 and 2010, revenue share was $36.8 million, $36.2 million and $39.0 million, respectively.

        Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer's minimum purchase commitments under the contract. Deferred customer incentives were approximately $0.8 million and $1.2 million as of December 31, 2009 and 2010, respectively, of which approximately $0.3 million and $0.6 million was classified in other current assets as of December 31, 2009 and 2010, respectively. The remaining balance was classified in other assets in the accompanying consolidated balance sheets. The Company performs periodic evaluations of its customer base and establishes allowances for estimated credit losses.

        In addition, the Company receives installation fees related to the configuration of the customers' systems. Revenue from installation fees is deferred and recognized ratably over the customer's contractual service period, generally three years. Installation fees were approximately $4.1 million, $3.9 million, and $4.1 million for the years ended December 31, 2008, 2009 and 2010, respectively. Approximately $5.0 million and $6.1 million of installation fees are included in deferred revenue (current liabilities) and other liabilities (non current liabilities) as of December 31, 2009 and 2010, respectively. The Company performs periodic evaluations of its customer base and establishes allowances for estimated credit losses.

Cost of Network Services

        Cost of network services is comprised primarily of the following: telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

installation charges and activation charges; salaries, equipment maintenance and other costs related to supporting our data platforms and systems; and compensation paid to the providers of calling name and line information database records. The cost of data transmission is based on a contract or tariff rate per minute of usage in addition to a prescribed rate per transaction for certain vendors. The costs of database access, circuits, installation and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of accessing database records from external providers is based on a per query fee for the use of that data. The compensation charges paid to the providers of calling name and line information database records are based on a percentage of query revenue generated from the Company's customers accessing those records. These costs are expensed by the Company as incurred. The Company recognizes a liability for telecommunications charges based upon network services utilized at historical invoiced rates. Direct costs of installations are deferred and amortized over the customer's contracted service period, generally three years.

        Deferred installation costs as of December 31, 2009 and 2010 were approximately $2.4 million and $2.7 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. Depreciation expense on network equipment was approximately $16.3 million, $23.6 million, and $35.1 million for the years ended December 31, 2008, 2009 and 2010, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Amortization expense on developed technology, an intangible asset recorded in various acquisitions was approximately $4.6 million, $5.0 million, and $5.8 million for the years ended December 31, 2008, 2009 and 2010, respectively and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

financial instruments under the provisions of FASB ASC 825, the adoption of this statement did not have any impact on our financial position or results of operations.

        The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2010, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate. See Note 5 for further discussions regarding application of fair value to our debt instruments.

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

        For purposes of measuring and recognizing impairment of long-lived assets, including definite-lived intangibles, the Company assesses whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. For the Company's customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Included in amortization of intangibles expense for the years ended December 31, 2008, 2009 and 2010 is approximately $2.2 million, $0.4 million and $2.6 million, respectively, in accelerated amortization in

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

connection with the impairment of certain customer relationships, primarily payments division customers, during those respective periods. As a result, these customer relationship intangible assets were written down to their fair values of $0.0 million, $0.0 million and $1.3 million during December 31, 2008, 2009 and 2010, respectively.

        Included in depreciation and amortization of property and equipment for the year ended December 31, 2010 is $5.5 million related to the accelerated depreciation of surplus network monitoring assets that are no longer required following the acquisition of CSG and are therefore being removed from service. The net book value of these assets at December 31, 2010 is approximately $0.7 million.

        Included in depreciation and amortization of property and equipment for the year ended December 31, 2008 is approximately $1.1 million of capitalized software costs related to the Company's vending platform that was impaired following the decision to discontinue the vending product.

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

        Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Network equipment and purchased software	3 – 7 years
Office furniture and equipment	3 – 5 years
Leasehold improvements	Shorter of the useful life or the lease term, generally 5 – 15 years
Capitalized software development	3 – 5 years
Buildings	39 years
Land	Not depreciated

Goodwill and Identifiable Intangible Assets

        The Company accounts for goodwill and identifiable intangible assets in accordance with FASB ASC 350, Intangibles—Goodwill and Other. Under this standard, goodwill and intangible assets

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

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

        Goodwill increased from 2009 to 2010 due primarily to $24.0 million related to the acquisition of Cequint, Inc.

        Amortization of definite-lived intangible assets is recorded on a straight-line or accelerated basis, as appropriate, over their expected useful lives. The Company evaluates the useful lives assigned to intangible assets on a regular basis. Amortization periods are as follows:

Developed technology	4 – 15 years
Trade names	20 years
Customer relationships	3 – 20 years
Non-compete agreements	2 – 5 years

        Developed technology represents the Company's proprietary knowledge, including processes and procedures, used to configure its networks. Network equipment and software, both purchased and internally developed, are components used to build the networks and systems, and are separately identified assets classified within property and equipment.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

Net Income (Loss) Per Common Share

        FASB ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. The treasury stock effect of options to purchase 885,323 shares of common stock that were outstanding as of December 31, 2008, options to purchase 1,364,720 shares of common stock and 806,607 restricted stock units that were outstanding as of December 31, 2009 and options to purchase 457,784 shares of common stock that were outstanding as of December 31, 2010 were excluded from the computation of diluted net loss per common share for those years as their effect would have been anti-dilutive.

        The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2008	2009	2010
Net income (loss) attributable to common stockholders	$3,478	(2,059)	8,544

Weighted average common share calculation:
Basic weighted average common shares outstanding	24,763,299	25,402,506	25,949,139
Treasury stock effect of unvested common stock	288,671	—	249,835
Treasury stock effect of options	143,551	—	272,498

Diluted weighted average common shares outstanding	25,195,521	25,402,506	26,471,472

Basic income (loss) per common share	$0.14	$(0.08)	$0.33

Diluted income (loss) per common share	$0.14	$(0.08)	$0.32

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

Foreign Currency Translation and Revaluation

        The Company has operations in 24 countries outside the United States including the United Kingdom, Austria, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand, Netherlands and Turkey. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at each balance sheet date. Operating results

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies: (Continued)

are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future, which are included in the statements of operations. For the years ended December 31, 2008, 2009 and 2010, the Company recorded foreign exchange (losses) gains of $(0.1) million, $0.3 million and $4.1 million, respectively, which are included in other (expense) income, net in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss), but excluded from the determination of net income (loss). The Company's other comprehensive income consists solely of foreign currency translation adjustments. The cumulative foreign currency translation adjustment as of December 31, 2009 and 2010 was a $2.2 million and $5.5 million decrease to equity, respectively.

Segment Reporting

        The Company provides segment information in accordance with FASB ASC 280, Segment Reporting. The Company classifies its business into one reportable segment. In addition, the Company's management evaluates revenues for its three business divisions: Payments, TSD, and FSD. A significant portion of the Company's operating expenses are shared between Payments, TSD and FSD, and, therefore, management analyzes operating results for these three business divisions on a combined basis. FASB ASC 280 designates the internal information used by management for allocating resources and assessing performance as the source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

3. Acquisitions and Long-Term Investments:

Cequint, Inc

        On September 8, 2010, the Company entered into the Agreement and Plan of Merger (the Merger Agreement) which provided for the merger of Cequint, Inc (Cequint) with and into Thunder Acquisition Corp., a wholly owned subsidiary of the Company formed for the purpose of the acquisition. Cequint provides carriergrade caller ID products and enhanced services to tier-one U.S. mobile operators and will be integrated into the Company's telecommunications services division. On October 1, 2010, the Company completed the merger in accordance with the terms and conditions of the Merger Agreement. The initial purchase price for the acquisition was $49.8 million consisting of $46.7 million in cash, subject to a post-closing working capital adjustment, and $3.1 million in Company stock issued to certain management shareholders of Cequint. This stock consideration consists of 178,823 shares at a fair value of $17.11 per share, which include restrictions on transfer that expire as follows: one third of total shares issued on the first anniversary of the date of acquisition; one third of

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

3. Acquisitions and Long-Term Investments: (Continued)

total shares issued on the second anniversary of the date of acquisition; and one third of total shares issued on the third anniversary of the date of acquisition. The purchase price may be adjusted in the future by an additional $52.5 million in cash based upon the achievement of four specific profit-related milestones, during the period commencing on the earlier of June 1, 2011 or the date on which the Name ID product is successfully launched with a tier-one U.S. mobile operator and not to extend beyond May 31, 2014 (the Earn-Out Period), for a potential total purchase price of $102.3 million. In addition to the contingent consideration of up to $52.5 million, there is an additional $10.0 million of performance payments which may be payable to certain executives and key personnel, based on the achievement of the same four profit-related milestones. To the extent the additional $10.0 million is payable, it will be recorded as compensation expense as described below.

        The four profit-related milestones must be met for two consecutive months during the Earn-Out Period. These criteria are set out in the following table:

	Criteria	Shareholder Payment Contingent Consideration	Employee Performance Plan Compensation Expense	Total Potential Payouts
Milestone 1	(i) Monthly Gross Margin(1) greater than $2.5 million;	$12.6 million	$2.4 million	$15.0 million
(ii) Positive Net Income Contribution(2); and
(iii) Name ID product successfully launched with a tier-one carrier
Milestone 2	Monthly Gross Margin(1) greater than $5.0 million	$14.7 million	$2.8 million	$17.5 million
Milestone 3	Monthly Gross Margin(1) greater than $7.5 million	$12.6 million	$2.4 million	$15.0 million
Milestone 4	Monthly Gross Margin(1) greater than $10.0 million	$12.6 million	$2.4 million	$15.0 million

		$52.5 million	$10.0 million	$62.5 million

(1)
Defined in the Merger Agreement as revenues for such month (excluding any non-recurring revenues) less licensing, depreciation and other direct costs incurred in providing Cequint products and services

(2)
Defined in the Merger Agreement as the Monthly Gross Margin for such month less any direct research and development (including capitalized research and development), sales, marketing, finance, operations and indirect costs (including costs allocated to Cequint) incurred in connection with Cequint's products and services for such month.

(3)
For further details in relation to the Agreement and Plan of Merger, please refer to the Form 8K filed by the company on September 14, 2010.

        As of the acquisition date, the Company recorded a liability of $31.8 million representing the estimated fair value of the contingent purchase consideration of $52.5 million based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones. In calculating this liability, the company applied a rate of probability to each scenario, as well as a risk-adjusted discount factor, to derive the estimated fair value of the consideration as of the acquisition date. This fair value is based on significant unobservable inputs, including management estimates and assumptions, and accordingly is classified as Level 3 within the fair value hierarchy

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

3. Acquisitions and Long-Term Investments: (Continued)

prescribed by ASC Topic 820, Fair Value Measurements and Disclosures. This liability will be re-measured each reporting period and changes in the fair market value will be recorded as a separate line item in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and likely achievement of the relevant milestones. During the period ended December 31, 2010, the Company recognized a $1.8 million increase in the fair value of the contingent consideration related primarily to the change in the discount period (accretion due to the passage of time).

        The potential $10.0 million of performance payments will be recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs will be treated as compensation expense and will be included in operating expenses in the Company's consolidated statement of operations.

        The Company funded the acquisition of Cequint through a new $50 million term loan facility using the accordian feature of the November 2009 Credit Facility (see Note 5). The consolidated statements of operations for the year ended December 31, 2010 includes the results of the Cequint acquisition from October 1, 2010. In conjunction with the Cequint acquisition, the Company incurred total acquisition related costs of $0.7 million which have been included in selling, general and administrative costs in the consolidated statements of operations.

        The acquisition of Cequint has been accounted for as a business combination under FASB ASC 805, Business Combinations.

        The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, primarily based on significant inputs that are not observable in the market and therefore represent Level 3 measurements as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Developed technology was valued using the relief from royalty method which values the subject technology by reference to the amount of royalty income that could be generated if the technology were licensed in an arm's length transaction to a third party. Customer relationship intangibles were valued using the multi-period excess earnings method which is based on the operating profit from existing customer relationships, less applicable charges for the use of assets such as working capital, fixed assets, identified intangible assets and the assembled workforce. Covenants not to compete were valued using the comparison of economic income approach under which the projected cash flows of the business with the covenants in place are compared to the projected cash flows presuming the active competition of the individuals against the company.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

3. Acquisitions and Long-Term Investments: (Continued)

        The purchase price for Cequint was allocated, on a preliminary basis, as follows (in thousands):

Amount
Purchase price allocation:
Cash	$463
Accounts receivable, net	1,768
Prepayments and other assets	257
Deferred tax asset	5,061
Property and equipment	1,264
Goodwill	23,975
Identifiable intangible assets
Developed technology	17,200
Customer relationships	48,600
Covenants not to compete	10,100

Total assets	108,688
Accounts payable, accrued expenses and other current liabilities	(1,471)
Deferred tax liability	(25,635)

Total purchase price	$81,582

        Reconciliation of Cequint purchase price to cash consideration, as follows (in thousands):

Total purchase price	$81,582
Less non cash items:
Company Stock issued	(3,060)
Contingent consideration	(31,800)

46,722
Less cash received	(463)

Cash consideration	$46,259

        The amounts allocated to property and equipment are being depreciated on a straight line basis over their weighted average estimated useful lives of 2 to 4 years. The intangible asset related to developed technology is being amortized on a straight line basis over 7 years, the intangible asset related to customer relationships is being amortized on a straight line basis over 17 years and the intangible asset related to covenants not to compete is being amortized on a straight line basis over 5 years. The intangible asset related to covenants not to compete is expected to be deductible for tax purposes. The intangible assets related to developed technology and customer relationships, and the goodwill, are not expected to be deductible for tax purposes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

3. Acquisitions and Long-Term Investments: (Continued)

        The weighted average amortization period by each major class of assets and in total is as follows (in years):

Weighted average amortization period
Developed technology	7
Customer relationships	17
Non competition agreements	5

Total weighted average amortization period	13.1

        The allocation of the purchase price for Cequint has not been finalized as of December 31, 2010 as certain information required to confirm the assumptions used in the initial valuation of the acquired assets and liabilities remains outstanding.

        Unaudited pro forma results of operations assuming the Cequint acquisition had taken place at the beginning of the period are not provided because the historical operating results of Cequint were not significant and pro forma results would not be significantly different from reported results for the periods presented.

        During the period from the date of acquisition on October 1, 2010 to December 31, 2010, Cequint contributed revenue of $2.3 million and a net loss of $2.6 million. These amounts have been included in the Company's consolidated statement of operations for the year ended December 31, 2010. As of December 31, 2010, the Earn-Out Period had not commenced.

VeriSign Communications Services Group (CSG)

        On March 2, 2009, the Company entered into an Asset Purchase Agreement (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller's Communications Services Group (CSG). On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement. The initial purchase price was approximately $226.2 million in cash and subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were made resulting in a $4.5 million increase in the purchase price to $230.7 million. The purchase price was finalized in May 2010 resulting in an additional $0.5 million increase in the purchase price to $231.2 million. The Company funded the transaction through a new $230 million term loan facility as part of its May 2009 Credit Facility (see Note 2). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. The Company is integrating CSG into its telecommunication services division. In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million. During the year ended December 31, 2009, acquisition related costs of $2.2 million were included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

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

        The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and therefore represent a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Developed technology and customer relationships were valued using the excess earnings method, a variation on the income method. The excess earnings method considers the use of other assets in the generation of the projected cash flows in order to determine the economic benefit generated by the subject intangible asset. Non competition agreements were valued using the income approach. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Fixed assets and real estate were valued using the market and cost approaches, as appropriate. The market approach indicates value for a subject asset based on available market pricing for comparable assets. The cost approach indicates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

        The purchase price for CSG was allocated as follows (in thousands):

	Preliminary allocation	Additional consideration paid	Measurement period adjustments	Final allocation
Purchase price allocation:
Accounts receivable	$33,852	$914	$6	$34,772
Prepaid expenses	2,963	—	—	2,963
Property and Equipment	43,633	1,198	—	44,831
Land and buildings	10,034	—	—	10,034
Goodwill	3,984	649	(1,737)	2,896
Identifiable intangible assets
Customer relationships	141,500	—	—	141,500
Developed technology	4,800	—	—	4,800
Non competition agreements	600	—	—	600
Other intangible assets	300	—	—	300

Total assets	241,666	2,761	(1,731)	242,696
Accounts payable, accrued expenses and other current liabilities	(15,469)	2,242	1,731	(11,496)

Total purchase price	$226,197	$5,003	$—	$231,200

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

3. Acquisitions and Long-Term Investments: (Continued)

        During the year ended December 31, 2010, the Company paid $0.5 million related to the finalization of the CSG aquisition.

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

        The weighted average amortization period by each major class of assets and in total is as follows (in years):

Weighted average amortization period
Customer relationships	9
Developed technology	4
Non competition agreements	2
Other intangible assets	4

Total weighted average amortization period	8.8

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

December 31, 2010

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

Long-Term Investments

        In September 2004, the Company made an investment in AK Jensen Group, Limited (AKJ), a company that provides order routing systems and integrated electronic trading solutions to financial software companies and end clients. The Company purchased 94,429 common shares for $1.0 million and obtained representation on AKJ's board of directors. On August 8, 2007, the Company sold 9,443 shares for approximately $0.3 million. The Company is accounting for this investment under the equity method of accounting as the Company has significant influence over AKJ's operating and financing activities through its representation on the board of directors. Due to timing of the receipt of AKJ's financial statements, the Company is accounting for the income or loss in this equity method investment on a one month lag. For the years ended December 31, 2008, 2009 and 2010 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately, $201,000, $115,000 and $289,000 respectively. As of December 31, 2010, the carrying value of the Company's AKJ investment was nil.

4. Balance Sheet Details:

Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	December 31,
	2009	2010
Network equipment and software	$178,338	$208,813
Office furniture and equipment	22,458	31,277
Capitalized software development costs	50,965	64,163
Leasehold improvements	16,864	18,285
Land and buildings	10,311	10,390

Total cost	278,936	332,928
Accumulated depreciation and amortization	(153,340)	(197,510)

Property and equipment, net	$125,596	$135,418

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

4. Balance Sheet Details: (Continued)

Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (in thousands):

	December 31,
	2009	2010
Customer relationships	$317,144	$365,744
Accumulated amortization	(111,740)	(140,179)

Customer relationships, net	205,404	225,565

Developed technology	90,942	108,142
Accumulated amortization	(66,231)	(72,133)

Developed technology, net	24,711	36,009

Trade names	68,644	68,644
Accumulated amortization	(30,632)	(34,011)

Trade names, net	38,012	34,633

Non-compete agreements	10,555	20,655
Accumulated amortization	(10,007)	(10,960)

Non-compete agreements, net	548	9,695

Other intangible assets	300	300
Accumulated amortization	(50)	(125)

Other intangible assets, net	250	175

Identifiable intangible assets, net	$268,925	$306,077

        Future scheduled amortization of intangible assets is as follows as of December 31, 2010 (in thousands):

2011	$39,231
2012	37,036
2013	34,671
2014	32,554
2015	29,869
Thereafter	132,716

$306,077

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

4. Balance Sheet Details: (Continued)

  Accounts Payable, Accrued Expenses and Other Current Liabilities

        Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2009	2010
Accounts payable and accrued network costs	$52,582	$41,771
Accrued sales and use tax	1,141	2,812
Income taxes payable	2,975	167
Accrued legal and professional fees	1,855	1,482
Accrued compensation and benefits	16,886	9,307
Accrued severance and benefits	782	118
Accrued interest	2,708	3,479
Accrued customer credits	1,250	672
Other accrued expenses	5,329	6,447
Other current liabilities	2,501	5,226

Accounts payable, accrued expenses and other current liabilities	$88,009	$71,481

5. Long-Term Debt:

        Debt consists of the following (in thousands):

	December 31,
	2009	2010
Revolving credit facility	$49,371	$49,370
Term Loan	325,000	358,125

Total credit facility outstanding	374,371	407,495
Unamortized discount	(4,658)	(3,871)

	369,713	403,624
Less: Current portion, net of discount	(15,119)	(18,488)

Long-term portion	$354,594	$385,136

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

5. Long-Term Debt: (Continued)

plus a margin of 6.0%. In no event was the Base Rate to be less than 4.5%, or the LIBOR Rate less than 3.5%.

  November 2009 Credit Facility

        On November 19, 2009 the Company entered into a new secured credit facility (the November 2009 Credit Facility) and refinanced the May 2009 Credit Facility primarily to take advantage of a more favorable interest rate environment. The November 2009 Credit Facility initially consisted of a senior secured term loan facility in an aggregate principal amount of $325 million (the "Term Facility") and a senior secured revolving credit facility in an aggregate principal amount of $75 million (the "Revolving Facility"). The November 2009 Credit Facility included the option to request additional Term Loan Commitment and Revolving Loan Commitment up to an aggregate amount of $100 million (the accordion feature) with the aggregate of any new Revolving Loan Commitment not exceeding $50 million.

        On October 1, 2010 the Company entered into an amendment related to the November 2009 Credit Facility in connection with the closing of the acquisition of Cequint, Inc. (see Note 3). The amendment provided for a new term loan in an aggregate principal amount of $50 million (the "Incremental Term Loan"), an increase to the existing Revolving Facility by an aggregate principal amount of $25 million to a total of $100 million and amends certain debt covenants and restricted payments baskets including those related to share repurchases and acquisitions. The Incremental Term Loan was incurred to finance the purchase price for the acquisition, to pay fees, costs and expenses relating to the acquisition and for working capital purposes.

        Payments on the Term Facility and Incremental Term Loan are due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan are applied as directed by the Company. The outstanding balance on the Revolving Facility is due on November 18, 2014. In February 2011, the Company paid $15 million on the revolver. At December 31, 2010, borrowing availability under the Revolving Facility were $50.6 million.

        The total scheduled remaining payments on the November 2009 Credit Facility, which includes the Incremental Term Loan and additional amounts borrowed from the Revolving Facility to date are as follows (in thousands):

2011	18,750
2012	18,750
2013	18,750
2014	68,120
2015	283,125

$407,495

        Interest on the outstanding balances under the Revolving Facility is payable, at the Company's option, at a rate equal to the higher of the prime rate announced by SunTrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate ("LIBOR") rate plus 100

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

5. Long-Term Debt: (Continued)

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

        The weighted average interest rates for the years ended December 31, 2008, 2009 and 2010 were 5.74%, 18.82% and 6.17%, respectively. Excluding the losses on the debt refinancings of $26.9 million, the weighted average interest rate for the year ended December 31, 2009 would have been 10.14%.

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

        The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of December 31, 2010, the Company is required to maintain a leverage ratio of less than 3.25 to 1.0. The Company's leverage ratio as of December 31, 2010 was 3.0 to 1.0. The maximum leverage ratio declines over the term of the November 2009 Credit Facility. Also the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company's consolidated fixed charge coverage ratio as of December 31, 2010 was 1.8 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Effective October 1, 2010, the restricted payments covenant was amended to permit stock repurchases of up to $50 million until 18 months after this date, with such repurchases exempt from the minimum consolidated fixed charge coverage ratio covenant. Thereafter, stock repurchases are subject to a minimum required excess cash flow availability of $40 million and if the Company has a pro forma maximum leverage ratio of greater than 2.50 to 1.00, the Company is

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

5. Long-Term Debt: (Continued)

permitted to purchase shares at an amount equal to 50% of cumulative reported excess cash flow. If the Company has a pro forma maximum leverage ratio of 2.50 to 1.00 or greater but less than 3.00 to 1.00, the Company is permitted to purchase shares at an amount equal to the lesser of $30 million and 50% of cumulative reported excess cash flow, or if the Company has a pro forma maximum leverage ratio of 3.00 to 1.00 or greater, the Company is permitted to purchase shares at an amount equal to the lesser of $20 million and 50% of cumulative reported excess cash flow. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of December 31, 2010.

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

        In connection with the closing of the November 2009 Credit Facility, the Company incurred approximately $2.9 million in financing costs. In connection with the closing of the amendment to the November 2009 Credit Facility in October 2010, the Company incurred approximately $1.5 million in financing costs and $0.4 million in amendment fees. These financing costs and amendment fees were deferred and are being amortized using the effective interest method over the remaining life of the November 2009 Credit Facility.

6. Stock Compensation and Retirement Plans:

Stock-Based Compensation

        During 2001, the Board of Directors of the Company adopted the TNS Holdings, Inc. 2001 Founders' Stock Option Plan (the 2001 Plan) whereby employees, nonemployee directors, and certain other individuals are granted the opportunity to acquire an equity interest in the Company. Either incentive stock options or nonqualified options may be granted under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to or greater than the market price of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally over four years. The options expire 10 years from the date of grant.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stock Compensation and Retirement Plans: (Continued)

        In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long-Term Incentive Plan (the Plan) and the Company's stockholders approved the Plan in March 2004. The Plan reserves 3,847,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the market price of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over three or four years. The options expire 10 years from the date of grant. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over three or four years.

        As discussed in Note 1, the Company accounts for stock-based compensation under FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense.

        During each of the years ended December 31, 2008, 2009 and 2010, the Company capitalized approximately $0.3 million of stock-based compensation costs for employees working on software developed for internal use during the application and development stage.

        The Company's stock-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated (in thousands):

	Year ended December 31,
	2008	2009	2010
Cost of network services	$1,190	$928	$564
Engineering and development	1,618	1,344	994
Selling, general and administrative	8,497	8,174	4,860

	$11,305	$10,446	$6,418

        The tax benefit related to the Company's stock-based compensation expense was approximately $3.2 million, $3.1 million, and $2.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

        Details of the Company's stock-based compensation plans are discussed below.

        The fair value for stock options granted during the periods were estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2008	2009	2010
Expected term (in years)	5.5	5.5	5.5
Risk-free interest rate	3.3%	3.0%	2.10%
Volatility	40.5%	49.0%	49.0%
Dividend yield	0.0%	0.0%	0.0%

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

6. Stock Compensation and Retirement Plans: (Continued)

        Expected volatility    The expected volatility is based on the historical volatility of the Company's stock.

        Expected dividend yield    The dividend yield is based on actual dividends expected to be paid over the expected term of the option. The Company has no plans to issue regular dividends.

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

Time-Vested Stock Options

        A summary of time-vested option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below (in thousands, except share and per share amounts):

	Number of shares	Exercise price per share	Weighted average exercise price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2010	757,243	$7.00 – $39.20	$18.96
Granted	8,919	19.48 – $24.02	19.82
Exercised	(71,653)	14.60 – $27.50	24.23
Canceled	(14,177)	12.39 – $39.20	19.10
Outstanding, December 31, 2010	680,332	$7.00 – $39.20	$19.23	$1,439,614	3.83

Exercisable, December 31, 2010	665,545	$7.00 – $39.20	$19.26	$1,387,599	3.91

        The following table summarizes the weighted-average option information as of December 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.00	1,052	8.16	$7.00	472	$7.00
$11.88 – $15.68	91,705	6.41	12.42	88,842	12.39
$15.69 – $19.60	241,613	3.10	18.47	233,677	18.49
$19.61 – $23.52	330,935	4.82	21.02	327,527	21.00
$23.53 – $27.44	4,899	5.40	24.39	4,899	24.39
$39.20	10,128	1.95	39.20	10,128	39.20

$7.00 – $39.20	680,322	4.39	$19.23	665,545	$19.26

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stock Compensation and Retirement Plans: (Continued)

        The Company expects 679,652 of the 680,332 options outstanding as of December 31, 2010 to ultimately vest. The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2009 and 2010 was $8.32, $8.70, and $9.25 respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2009 and 2010 was approximately $2.4 million, $2.7 million and $0.6 million, respectively. As of December 31, 2010, there was a total of $0.1 million of unrecognized compensation cost related to time-vested stock options, which is expected to be recognized over a weighted average period of approximately one year.

        During the year ended December 31, 2010, the Company received approximately $1.9 million in cash related to the exercise of stock options. The adoption of FASB ASC 718 also resulted in reflecting the excess tax benefit from the exercise of stock based compensation awards in cash flows from financing activities.

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

        A summary of performance-based stock options outstanding as of December 31, 2010, and changes during the year then ended is presented below (in thousands, except share and per share amounts):

	Number of shares	Weighted- average exercise price	Aggregate Intrinsic Value	Weighted- average remaining contractual term
Outstanding, January 1, 2010	607,477	$13.08
Granted	—	—
Exercised	(60,960)	23.47
Cancelled	(3,871)	16.15
Outstanding at December 31, 2010	542,646	13.21	4,011,868	6.21

Exercisable at December 31, 2010	506,103	$13.41	3,841,938	6.42

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stock Compensation and Retirement Plans: (Continued)

        The following table summarizes the weighted-average option information as of December 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.39	422,038	6.3	$12.39	422,039	$12.39
$16.15	98,318	7.1	16.15	61,774	16.15
$20.56	22,290	6.1	20.56	22,290	20.56

$12.39 – $20.56	542,646	6.5	$13.41	506,103	$13.21

        The Company expects all of the outstanding performance-based options as of December 31, 2010 to ultimately vest. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was approximately $0.6 million.

        As of December 31, 2010, there was no unrecognized compensation cost related to performance-based stock options.

Time-Vested Restricted Stock Units

        The fair value of restricted stock units is determined based on the closing price of the Company's shares at the date of grant. A summary of the status of the Company's time-vested restricted stock units as of December 31, 2010, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Non-vested at January 1, 2010	333,674	$17.37
Granted	274,761	24.68
Vested	(226,773)	16.52
Forfeited	(53,931)	21.82

Non-vested at December 31, 2010	327,731	$23.99

        The Company expects 312,655 of the 327,731 restricted stock units outstanding as of December 31, 2010 to ultimately vest. The total fair value of shares vested (measured as of the vesting date) during the years ended December 31, 2008, 2009 and 2010 was $6.0 million, $4.8 million and $5.0 million, respectively. As of December 31, 2010, there was $5.9 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately two years.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Stock Compensation and Retirement Plans: (Continued)

Company's stock on the date of grant. The performance-based restricted stock units are also subject to vesting requirements, and generally vest in equal annual installments over three years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

        A summary of performance-based restricted stock units outstanding as of December 31, 2010, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Balance at January 1, 2010	472,933	$15.99
Granted(1)	8,104	23.66
Vested	(225,667)	13.49
Cancelled	(3,792)	16.15

Balance at December 31, 2010	251,578	$16.97

(1)
Represents 3% of the targeted payout for the 2010 long-term incentive plan based on projected achievement levels.

        The Company expects all of the outstanding performance-based restricted stock units as of December 31, 2010 to ultimately vest. The total value of shares vested (measured as of the vesting date) during the years ended December 31, 2008, 2009 and 2010 was $1.3 million, $1.0 million and $5.5 million, respectively. As of December 31, 2010, there was a total of $0.8 million of unrecognized compensation cost related to performance-based restricted stock units, which is expected to be recognized over a weighted average period of approximately one year.

Retirement Savings Plan

        During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 20.0 percent of their salary, and the Company may match up to a maximum of the amount contributed by the employee during the 401(k) Plan year. Profit-sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2008, 2009 and 2010, the Board of Directors approved contributions of approximately $0.4 million, $0.7 million and $0.9 million, respectively, to the 401(k) Plan.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Income Taxes:

        The components of income (loss) before income tax (provision) benefit and equity in net loss of unconsolidated affiliate are as follows (in thousands):

	Year ended December 31,
	2008	2009	2010
U.S.	$7,164	$(30,293)	$(17,682)
Non-U.S.	5,729	21,572	39,736

Income (loss) before income tax (provision) benefit and equity in net loss of unconsolidated affiliate	$12,893	$(8,721)	$22,054

        The components of the Company's income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2008	2009	2010
Current provision:
U.S.	$883	$434	$(1,586)
Non-U.S.	3,370	5,474	6,074

	4,253	5,908	4,488

Deferred provision (benefit):
U.S.	5,221	(11,183)	10,147
Non-U.S.	(261)	(1,502)	(1,413)

	4,960	(12,685)	8,734

Total income tax provision (benefit)	$9,213	$(6,777)	$13,222

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2009 consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$746	$82	$828
Accrued expenses	1,670	181	1,851
Deferred revenue	1,805	566	2,371
Intangible assets	4,644	426	5,070
Depreciation and amortization of property and equipment	5,917	989	6,906
Stock-based compensation	3,250	—	3,250
Equity in net loss of unconsolidated affiliates	1,407	—	1,407
Foreign tax credits	2,278	—	2,278
Research and Development tax credits	1,886	—	1,886
Other assets	152	42	194
Net operating loss carryforwards	23,742	4,060	27,802
Capital loss carryforwards	1,723	—	1,723

	49,220	6,346	55,566
Less—valuation allowance	(5,408)	(3,705)	(9,113)

	43,812	2,641	46,453

Deferred tax liabilities:
Prepaid expenses	(1,438)	(141)	(1,579)
Unrealized foreign exchange gains/losses		493	493
Capitalized software development costs	(12,605)	—	(12,605)
Intangible assets	(961)	(3,142)	(4,103)

	(15,004)	(2,790)	(17,794)

Net deferred tax assets (liability)	$28,808	$(149)	$28,659

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2010, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$926	$101	$1,027
Accrued expenses	1,478	231	1,709
Deferred revenue	2,319	527	2,846
Intangible assets	5,579	78	5,657
Depreciation and amortization of property and equipment	11,164	901	12,065
Stock-based compensation	2,414	—	2,414
Equity in net loss of unconsolidated affiliates	1,432	—	1,432
Foreign tax credits	2,554	—	2,554
Research and Development tax credits	2,192	—	2,192
Other assets	177	—	177
Net operating loss carryforwards	26,711	7,076	33,787
Capital loss carryforwards	1,753	—	1,753

	58,699	8,914	67,613
Less—valuation allowance	(14,074)	(2,683)	(16,757)

	44,625	6,231	50,856

Deferred tax liabilities:
Prepaid expenses	(1,879)	(115)	(1,994)
Unrealized foreign exchange gains/losses	(3)	(837)	(840)
Capitalized software development costs	(18,225)	(1,333)	(19,558)
Intangible assets	(26,430)	(2,093)	(28,523)
Other liabilities	—	(536)	(536)

	(46,537)	(4,914)	(51,451)

Net deferred tax (liability) asset	$(1,912)	$1,317	$(595)

        The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to $24.5 million as of December 31, 2010. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules, however, some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. In addition, the Company has a U.S. loss carryforward of approximately $87.5 million, which will begin to expire in 2025. Approximately $6.5 million of the net operating loss relates to the exercise of stock options and vesting of restricted stock, the benefits of which will be credited to equity when realized. The Company also has a foreign tax credit carryforward of $2.6 million, which will begin to expire in 2015, a research and development tax credit carryforward of $2.8 million which will begin to expire in 2023 and a capital loss carryforward of $4.5 million, which will expire in 2012.

        The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the requisite character in the

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Income Taxes: (Continued)

appropriate taxing jurisdictions. Based on a current evaluation of expected future taxable income the Company determined it is not more likely than not that certain domestic deferred tax assets will be realized. Therefore the Company increased the related valuation allowance on these assets by $8.6 million in the fourth quarter of 2010.This represents a full valuation allowance on net domestic deferred tax assets. In addition, the Company reduced the valuation allowance by $1.0 million in certain foreign locations which were utilizing foreign net loss carryforwards. After considering all possible sources of income under FASB ASC 740, the Company determined that it was more likely than not that these foreign deferred tax assets were realizable.

        The income tax benefit (provision) computed at the U.S. statutory federal income tax rate of 34.0 percent is reconciled to the Company's effective income tax rate as follows:

	Year ended December 31,
	2008	2009	2010
U.S. federal taxes at statutory rate	34.0%	(34.0)%	34.0%
U.S. state taxes (net of federal tax benefit)	4.3	(4.3)	(4.0)
Taxation of Non-U.S. earnings	1.4	(30.6)	(30.7)
Valuation allowance	0.9	(6.3)	36.1
Changes in uncertain tax positions	12.7	(6.1)	21.9
Stock based compensation expense	10.2	9.8	0.6
Research and development credit	—	(16.2)	(2.3)
Nondeductible items	9.0	11.0	5.1

Effective tax rate	72.5%	(76.7)%	60.7%

        The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries (approximately $112.5 million as of December 31, 2010) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate, or if the Company sold its interests in its foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

        A reconciliation of the beginning and ending balance for unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2009	2010
Balance as of January 1	$4,749	$4,294
Additions for tax positions related to the current year	487	4,800
Lapses of applicable statutes of limitation	(977)	(197)
Effects of foreign currency translation	36	(45)

Balance as of December 31	$4,294	$8,852

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Income Taxes: (Continued)

        The liability for unrecognized tax benefits increased in 2010 primarily due to uncertain tax positions with respect to transfer pricing agreements between the Company and its foreign subsidiaries. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2008, 2009 and 2010 the Company recognized approximately $299,000, $(86,000) and $374,000 respectively in interest and penalties relating to its unrecognized income tax benefits. The Company had approximately $334,000 and $708,000 accrued for the payment of interest and penalties at December 31, 2009 and 2010, respectively. The entire balance of unrecognized tax benefits as of December 31, 2010 would impact the effective tax rate if recognized. The Company and its subsidiaries are subject to taxation in the U.S. and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2010.

        It is reasonably possible that the Company's unrecognized tax benefits will decrease in the next 12 months by $0.7 million as a result of the expiration of certain statutes of limitation.

8. Segment Information:

        Prior to 2010, the Company classified its business in two reportable segments: North America and International Services Division. In connection with a reorganization of the Company's divisional management team structure in 2010, the Company no longer reports or evaluates operating results for the international services division. The Company operates as one reportable segment since the chief operating decision maker allocates resources on a consolidated basis. The Company's management evaluates revenues for three business divisions: payments, telecommunication services and financial services. Revenues from the former international services division are included in the payments and financial services division in accordance with the types of services the Company provides.

        Management evaluates the Company's performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as net income before depreciation, amortization, stock compensation expense, interest expense, other income (expense), equity in net loss of unconsolidated affiliate, the change in fair value of contingent consideration and provision for income taxes. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results. The Company believes that this measure, viewed in addition to and not in lieu of the Company's reported GAAP results, provides additional useful information to the investors regarding the Company's performance and overall operating results exclusive of selected significant non-cash items. This metric is frequently requested by investors and are also an integral part of the Company's internal reporting to measure the performance of senior management. The Company's definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

        EBITDA before stock compensation expense was approximately $85.6 million, $123.9 million and $137.1 million for the year ended December 31, 2008, 2009 and 2010, respectively. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

8. Segment Information: (Continued)

        Revenue for the Company's three business divisions is presented below (in thousands):

	Year ended December 31,
	2008	2009	2010
Revenues:
Payments	$213,237	$196,808	$200,190
Telecommunication services	67,131	212,744	260,715
Financial services	63,623	65,265	66,230

Total revenues	$343,991	$474,817	$527,135

        EBITDA before stock compensation expense differs from net income reported in the condensed consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2008	2009	2010
EBITDA before stock compensation expense	$85,620	$123,910	$137,078
Reconciling items:
Stock compensation expense	(11,305)	(10,446)	(6,418)
Depreciation and amortization of property and equipment	(25,286)	(32,247)	(47,527)
Amortization of intangible assets	(25,734)	(32,353)	(39,540)
Interest expense	(10,868)	(58,553)	(24,572)
Interest income	707	497	387
Other income (expense), net	(241)	471	4,440
Change in fair value of contingent consideration	—	—	(1,794)
Equity in net loss of unconsolidated affiliate	(202)	(115)	(288)
Income tax (provision) benefit	(9,213)	6,777	(13,222)

Net income (loss)	$3,478	$(2,059)	$8,544

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

8. Segment Information: (Continued)

        The Company's revenues were generated in the following geographic regions (in thousands):

	Year ended December 31,
	2008	2009	2010
Payments Division
North America	$74,450	$76,057	$70,510
Europe	111,506	97,286	101,538
Asia-Pacific	27,281	23,465	28,142

	$213,237	$196,808	$200,190

Financial Services Division
North America	$45,874	$47,749	$45,616
Europe	12,319	11,200	12,439
Asia-Pacific	5,430	6,316	8,175

	$63,623	$65,265	$66,230

Telecommunication Services Division
North America	$67,131	$212,744	$260,715

Total
North America	$187,455	$336,550	$376,841
Europe	123,825	108,486	113,977
Asia-Pacific	32,711	29,781	36,317

	$343,991	$474,817	$527,135

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,
	2009	2010
North America	$369,905	$440,537
Europe	22,527	19,343
Asia-Pacific	18,670	20,235

Total long-lived assets	$411,102	$480,115

9. Commitments and Contingencies:

Operating Leases

        The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through July 2018. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $8.1 million, $10.8 million and $12.5 million for the years ended December 31, 2008, 2009 and 2010, respectively.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

9. Commitments and Contingencies: (Continued)

        Future minimum commitments under the Company's operating leases are as follows for each of the years ended December 31 (in thousands):

2011	$12,294
2012	8,244
2013	5,847
2014	3,896
2015	3,142
Thereafter	5,866

$39,289

        On September 21, 2005, the Company entered into a lease to rent office space in the United Kingdom with a company that is majority owned by a Company executive. Prior to entering into this lease, the Company obtained an independent evaluation confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,350 and expires on September 20, 2017. During the years ended December 31, 2008, 2009 and 2010, the Company made payments of £105,400, £105,400 and £105,400, respectively, related to this operating lease.

        The following is a schedule by year of future minimum rental payments due under this operating lease agreement (in thousands):

2011	£105
2012	105
2013	105
2014	105
2015	105
Thereafter	185

£710

Litigation and Claims

        The Company is periodically involved in disputes arising from normal business activities. Certain states in which we operate assess sales taxes on certain services provided by us. Our customer contracts generally contain terms that stipulate the customer is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, we either include sales tax on our invoice or have obtained an exemption certificate from the customer. The Company is periodically involved in sales tax audits as part of its normal course of business. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

9. Commitments and Contingencies: (Continued)

Significant Customers and Suppliers

        A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the years ended December 31, 2008, 2009 and 2010, there were no customers that accounted for more than 10 percent of the Company's consolidated revenues. For the years ended December 31, 2008, 2009 and 2010, the Company derived approximately 16.7%, 15.7% and 18.9% respectively, of its consolidated revenues from its five largest customers.

        Certain key components used in the Company's network are currently available only from limited sources. The Company has entered into long term contracts with certain vendors for the provision of network equipment and the maintenance of hardware and software utilized on our network. The future minimum commitment relating to these contracts is as follows (in thousands):

2011	$24,197
2012	10,125
2013	3,297
2014	1,772
2015	1,772
Thereafter	295

$41,458

10. Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$75,266	$121,950	$140,105	$137,496
Cost of network services	36,790	58,314	64,940	64,453
Net (loss) income	(24)	453	3,204	(5,692)
Basic and diluted net (loss) income per common share	$(0.00)	$0.02	$0.13	$(0.22)
Diluted net (loss) income per common share	$(0.00)	$0.02	$0.12	$(0.22)

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$129,575	$131,199	$131,246	$135,115
Cost of network services	63,138	64,890	67,003	66,029
Net (loss) income	1,109	6,492	4,021	(3,078)
Basic net (loss) income per common share	$0.04	$0.25	$0.15	$(0.12)
Diluted net (loss) income per common share	$0.04	$0.24	$0.15	$(0.12)

        Included in net income for the three months ended June 30, 2009 is a $1.0 million charge, or $0.04 per share, related to acquisition costs that were expensed in accordance with FASB ASC 805, Business Combinations and a write off of $1.0 million, or $0.04 per share, of deferred financing fees related to the 2007 Credit Facility following the completion of the May 2009 Credit Facility. Included in net

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

10. Unaudited Quarterly Financial Data (in thousands, except per share amounts): (Continued)

income for the three months ended September 30, 2009 is a $1.0 million charge, or $0.05 per share, related to severance expense. Included in net loss for the three months ended December 31, 2009, is a $15.6 million loss on debt extinguishment, or $0.59 per share, related to the May 2009 Credit Facility following the completion of the November 2009 Credit Facility, and a $0.3 million charge, or $0.01 per share, related to the accelerated amortization of certain customer relationship intangible assets.

        Included in net income for the three months ended March 31, 2010 is a $0.5 million charge, or $0.01 per share, related to severance expense. Included in net income for the three months ended June 30, 2010 is a $0.5 million charge, or $0.01 per share, related to severance expense and a $3.2 million charge, or $0.06 per share, related to accelerated depreciation of certain network equipment. Included in net income for the three months ended September 30, 2010 is a $0.3 million charge, or $0.01 per share, related to severance expense, $0.7 million, or $0.01 per share in acquisition costs that were expensed in accordance with FASB ASC 805, Business Combinations and $1.1 million charge, or $0.02 per share, related to accelerated depreciation of certain network equipment. Included in net income for the three months ended December 31, 2010 is a $1.8 million charge, or $(0.05) per share, related to the change in the fair value of a contingent consideration related to the Cequint acquisition, a $1.1 million charge, or $(0.02) per share, of accelerated depreciation related of certain network equipment and a tax charge related to an increase in the valuation allowance on certain deferred tax assets of $8.6 million, or $(0.34) per share, which was recorded in accordance with FASB ASC 740, Income Taxes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Internal Controls

        Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2010, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

        Our management, under the supervision and with the participation of our CEO, COO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2010. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, COO, CFO and CAO, concluded that as of December 31, 2010, the Company's disclosure controls and procedures were effective.

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

Item 9B.    Other Information

        None.

 PART III

        Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2011 Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

        Set forth below is certain information about our executive officers:

Name	Age	Title
Henry H. Graham, Jr.	60	Chief Executive Officer and Director
Michael Q. Keegan	44	Chief Operating Officer
Dennis L. Randolph, Jr.	31	Executive Vice President, Chief Financial Officer and Treasurer
Mark G. Cole	45	Chief Network Officer
Craig E. Conway	46	Chief Technology Officer
Daniel P. Dooley III	45	Executive Vice President & President, Telecommunication Services Division, Transaction Network Services, Inc.
Raymond Low	54	Executive Vice President & President, Payments Division, Transaction Network Services, Inc.
James T. McLaughlin	44	Executive Vice President, General Counsel and Secretary
Alan R. Schwartz	49	Executive Vice President & President, Financial Services Division, Transaction Network Services, Inc.
David A. Neal	38	Chief Accounting Officer & Corporate Controller
Chris Penny	43	Chief Strategy Officer

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

        Mark G. Cole has served as our Chief Network Officer since November 2009. Mr. Cole was our Executive Vice President, Network Operations from October 2006 to September 2009. Mr. Cole was previously our Senior Vice President of Network Operations from April 2001 to October 2006. From March 2000 to April 2001, Mr. Cole was the Senior Vice President—Operations of Transaction Network Services, Inc. From July 1999 to March 2000, Mr. Cole was the Vice President, Network Control Center of Transaction Network Services, Inc. From February 1999 to July 1999, Mr. Cole was the Senior Director, Network Control Center of Transaction Network Services, Inc. From March 1996 to February 1999, Mr. Cole was the Director, Network Control Center of Transaction Network Services, Inc. Before that, Mr. Cole served Transaction Network Services, Inc. in various positions since April 1992. Mr. Cole's communication training originated with the U.S. Army, where he held several supervisory and technical positions.

        Craig E. Conway has served as our Chief Technology Officer since October 2009. Mr. Conway was a principal of CTC, Inc. from April 2009 to October 2009. From October 2007 to April 2009 Mr. Conway was Chief Technology Officer of the Financial Services business of First Data Corporation. From September 2006 to September 2007, Mr. Conway was Senior Vice President and General Manager of Prepaid Services of First Data Corporation. From 2004 to September 2006 Mr. Conway held various positions with First Data Corporation. From 2000 to 2004 Mr. Conway was Senior Vice President of Technology and Operations for Concord EFS, Inc. Mr. Conway has a B.B.A. and M.B.A from Temple University.

        Daniel P. Dooley III has served as our Executive Vice President and President of TSD since November 2010. Mr. Dooley was the President of Wholesale Business Unit Sprint Nextel Corporation from July 2009 to November 2010. From April 2008 to July 2009 Mr. Dooley was the President of Sprint's Wireline Business Unit. Mr. Dooley was the Vice President and General Manager of Sprint's International and Wholesale Market form September 2004 to April 2008. From August 1996 to September 2004 Mr. Dooley held various roles within Sprint. Before joining Sprint, Mr. Dooley worked at AT&T Corporation where he held various positions, including Managing Director of AT&T's International Traffic Management Business in Europe, Middle East and Africa. Mr. Dooley has a M.B.A. in Marketing from Fairleigh Dickson University and a B.S. in Marking from Indiana University—Kelley School of Business.

        Raymond Low has served as our Executive Vice President and President of the Payments Division since October 2009. Mr. Low was our President from October 2006 to September 2009 and President of the International Services Division from January 2006 to September 2006. From April 2001 to December 2005, Mr. Low was Senior Vice President and Managing Director of Transaction Network Services (UK) Ltd. From March 2000 to March 2001, Mr. Low was Senior Vice President and Managing Director of eBusiness International Operations of PSINet, Inc. From September 1998 to February 2000, Mr. Low was Managing Director of Transaction Network Services (UK) Ltd. Before that Mr. Low held several management positions with Imminus Ltd. and HSBC (formerly Midland Bank).

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

        Alan R. Schwartz has served as our Executive Vice President and President of the FSD since November 2007. From December 2005 to October 2007, Mr. Schwartz was our Executive Vice President and General Manager of the Financial Services Division. From April 2001 to November 2005, Mr. Schwartz was our Senior Vice President of the Financial Services Division. From November 1999 to April 2001, Mr. Schwartz was the Senior Vice President and General Manager of the Financial Services Division of Transaction Network Services, Inc. From July 1998 to November 1999, Mr. Schwartz was Director of Sales of the Financial Services Division of Transaction Network Services, Inc. Before that, Mr. Schwartz worked in various positions at Datastream International where he was the Vice President and Country Manager (North America) when he left in July 1998. Mr. Schwartz has a M.B.A. from the Leonard N. Stern School of Business at New York University and a B.S. in Business Administration from Boston University.

        David A. Neal has served as our Chief Accounting Officer since March 2007. From February 2005 to February 2007 Mr. Neal was our Financial Controller for the International Services Division. From October 2000 to January 2005, Mr. Neal was a Director with KPMG, Chartered Accountants in Dublin, Ireland. Mr. Neal qualified as a Chartered Accountant in Australia and has a business degree from the University of Technology, Sydney and a Master of Taxation degree from the University of New South Wales, Australia.

        Christopher F. Penny has served as our Chief Strategy Officer since January 2010. Prior to that role, Mr. Penny was our Senior Vice President, Corporate Development form November 2007 to December 2009. Mr. Penny was a Managing Director, Senior Analyst at Friedman, Billings, Ramsey, Inc in Arlington, VA from March 1998 to November 2007. From June 1997 to March 1998, Mr. Penny was a consultant with Electronic Data Systems in Herndon, VA. From June 1989 to June 1995, Mr. Penny was a commissioned officer in the United States Navy within the submarine community. Mr. Penny has a B.S. and an MBA from the University of Notre Dame.

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

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules

    Schedule II—Valuation of Qualifying Accounts

    All other schedules are omitted because they not applicable

  3.
  Exhibits:

2.1	Asset Purchase Agreement, dated March 2, 2009, by and between Transaction Network Services, Inc. and VeriSign, Inc.(14)
2.2	Agreement and Plan of Merger, dated September 8, 2010, by and among TNS, Inc., Thunder Acquisition Corp., Cequint, Inc. and Project Thunder Shareholder Liquidity Trust.(17)
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Form of Amended and Restated Bylaws of the Registrant.(2)
4.2	Form of Amended and Restated Registration Rights Agreement.(1)
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
4.11	First Amendment to Credit Agreement, dated October 1, 2010 by and among Transaction Network Services, Inc., TNS, Inc., the lenders party thereto, and SunTrust Bank.(18)

We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of TNS, Inc. and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Materials Contracts
10.1	Deed of Lease dated September 21, 1995 between Transaction Network Services, Inc. and Pond Building, L.L.C., as amended.(1)
10.2	Gross Lease dated December 31, 2002 by and between The Multi-Employer Property Trust and Transaction Network Services, Inc.(1)
10.3	Lease dated April 17, 2000 by and between Tinsley Park Limited, Transaction Network Services, Inc. and Transaction Network Services (UK) Ltd.(1)
10.4	Lease dated September 21, 2005 by and between AJ Bell (PP) Trustees Limited, Raymond Low, Martin Peter Milner, Carolyn Joy MacMillan and Transaction Network Services (UK) Limited.(6)
Management Contracts and Compensatory Plans
10.8	TNS Holdings, Inc. 2001 Founders' Stock Option Plan.(1)
10.9	Form of TNS, Inc. Amended and Restated 2004 Long-Term Incentive Plan.(7)
10.10	2006 Annual Incentive Plan.(8)
10.11	2006 Executive Long-Term Incentive Plan.(8)
10.15	Management Agreement between Transaction Network Services, Inc. and Alan R. Schwartz.(1)
10.17	Management Agreement between Transaction Network Services, Inc. and Scott E. Ziegler.(1)
10.18	Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
10.21	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Henry H. Graham, Jr.(9)
10.22	Amendment No. 1 to Employment Agreement, dated effective as of January 1, 2010, by and among the Registrant, Transaction Network Services, Inc. and Henry H. Graham, Jr.(19)
10.25	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Michael Q. Keegan.(9)
10.26	Amendment No. 1 to Employment Agreement, dated effective as of January 1, 2010, by and among the Registrant, Transaction Network Services, Inc. and Michael Q. Keegan.(20)
10.26	Service Agreement, dated May 9, 2006, by and between Transaction Network Services (UK) Limited and Raymond Low.(9)
10.28	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Dennis L. Randolph, Jr.(10)
10.29	Employment Agreement, dated as of January 8, 2007, by and among the Registrant, Transaction Network Services, Inc., and James McLaughlin(11)
10.31	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Mark G. Cole(12)
10.32	2007 Annual Incentive Plan(13)
10.33	2007 Executive Long-Term Incentive Plan(13)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification—Chief Executive Officer.
31.2	Certification—Chief Financial Officer.
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer.

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

(15)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed May 4, 2009.

(16)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed November 23, 2009.

(17)
Incorporated by reference to Exhibit 2.1 to Registrant's current report on Form 8-K filed September 14, 2010.

(18)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed October 5, 2010.

(19)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed May 20, 2011.

(20)
Incorporated by reference to Exhibit 10.2 to Registrant's current report on Form 8-K filed May 20, 2011.

(b)
Financial Statement Schedules.

TNS, INC.

Schedule II—Valuation and Qualifying Accounts

	Additions
	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities	Deductions(1)	Balance at end of period
			(in thousands)
For the year ended December 31, 2010:
Allowance for doubtful accounts	$6,013	$(213)	$—	$(1,823)	$3,977
For the year ended December 31, 2009:
Allowance for doubtful accounts	$3,631	$2,278	$2,309	$(2,205)	$6,013
For the year ended December 31, 2008:
Allowance for doubtful accounts	$3,093	$1,417	$—	$(879)	$3,631

(1)
Represents write-offs of amounts deemed uncollectible.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: March 16, 2011	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011:

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

REQUIRED CERTIFICATIONS

        The Company has included as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal year 2010 filed with the Securities and Exchange Commission certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company's public disclosure, and the Company has submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.