Form 10-Q
period 2011-03-31
TNS INC
filed 2011-05-06
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Shares Outstanding as of April 1, 2011

25,465,046 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2010	March 31, 2011
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$56,689	$50,343
Accounts receivable, net of allowance for doubtful accounts of $3,977 and $3,917 respectively	86,988	84,846
Prepaid expenses	7,937	11,019
Deferred tax assets	220	231
Inventory	2,259	2,576
Other current assets	3,960	4,165
Total current assets	158,053	153,180
Property and equipment, net	135,418	133,719
Identifiable intangible assets, net	306,077	296,183
Goodwill	38,620	38,861
Deferred tax assets, net	1,097	1,275
Other assets	5,475	5,981
Total assets	$644,740	$629,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$71,481	$69,647
Deferred revenue	12,061	13,307
Current portion of long-term debt, net of discount	18,488	18,488
Total current liabilities	102,030	101,442
Long-term debt, net of current portion and discount	385,136	365,711
Deferred tax liabilities	1,912	2,025
Contingent consideration	33,594	33,470
Other liabilities	6,787	6,542
Total liabilities	529,459	509,190
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 26,515,823 shares issued and 25,359,255 shares outstanding and 25,468,783 shares issued and 25,465,046 shares outstanding, respectively	27	25
Treasury stock, 1,156,568 shares and 3,737 shares, respectively	(21,523)	(70)
Additional paid-in capital	176,633	155,237
Accumulated deficit	(34,315)	(33,609)
Accumulated other comprehensive loss	(5,541)	(1,574)
Total stockholders’ equity	115,281	120,009
Total liabilities and stockholders’ equity	$644,740	$629,199

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended March 31,
	2010	2011
Revenues	$129,575	$133,662
Operating expenses:
Cost of network services, exclusive of the items shown separately below	64,441	67,471
Engineering and development	9,447	10,647
Selling, general, and administrative	26,328	25,112
Contingent consideration expense (income)	—	(124)
Depreciation and amortization of property and equipment	10,252	11,553
Amortization of intangible assets	11,329	10,064
Total operating expenses	121,797	124,723
Income from operations	7,778	8,939
Interest expense	(6,140)	(6,610)
Interest income	136	128
Other income (expense), net	2,801	(1,107)
Income before income tax provision and equity in net loss of unconsolidated affiliate	4,575	1,350
Income tax provision	(3,401)	(644)
Equity in net loss of unconsolidated affiliate	(65)	—
Net income	$1,109	$706
Basic and diluted net income per common share	$0.04	$0.03
Basic weighted average common shares outstanding	25,926,603	25,454,836
Diluted weighted average common shares outstanding	26,717,477	25,696,948

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three months ended March 31,
	2010	2011
Cash flows from operating activities:
Net income	$1,109	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	10,252	11,553
Amortization of intangibles	11,329	10,064
Loss on disposal of property and equipment	107	—
Deferred income tax benefit	(455)	—
Amortization of deferred financing costs	653	528
Change in fair value of contingent consideration	—	(124)
Equity in net loss of unconsolidated affiliate	65	—
Stock compensation expense	2,215	1,162
Changes in operating assets and liabilities:
Accounts receivable, net	14,491	4,287
Other current assets	7,437	(3,310)
Other noncurrent assets	(418)	(760)
Accounts payable and accrued expenses	(13,184)	(3,788)
Deferred revenue	(1,257)	976
Other noncurrent liabilities	(4,394)	(292)
Net cash provided by operating activities:	27,950	21,002
Cash flows from investing activities:
Purchases of property and equipment	(7,969)	(8,809)
Net cash used in investing activities:	(7,969)	(8,809)
Cash flows from financing activities:
Repayments of long-term debt	(15,000)	(19,688)
Proceeds from stock option exercises, inclusive of tax benefit	938	9
Purchase of treasury stock	(2,507)	(1,115)
Net cash used in financing activities:	(16,569)	(20,794)
Effect of exchange rates on cash and cash equivalents	(3,535)	2,255
Net decrease in cash and cash equivalents	(123)	(6,346)
Cash and cash equivalents, beginning of period	32,480	56,689
Cash and cash equivalents, end of period	$32,357	$50,343
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,949	$6,222
Cash paid for income taxes	$1,159	$44

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

TNS, Inc. (TNS or the Company) is one of the leading global providers of data communications and interoperability solutions. TNS’s global secure network and innovative value added services enable transactions and the exchange of information to many of the world’s leading retailers, banks, payment processors, financial institutions and telecommunication firms.

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

Payments

TNS’ Payments division delivers a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world’s leading banks, retailers, Independent Sales Organizations (ISOs), transaction processors and automated teller machine (ATM) deployers. TNS’ Payment Card Industry Data Security Standard (PCI DSS) certified global backbone network and multi-channel payment gateways securely deliver billions of card present and card not present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that TNS provides around the world.

Telecommunication Services

TNS’ telecommunication services division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. TNS collaborates with customers, sharing expertise, resources and infrastructure to leverage rapidly evolving technologies. TNS’s suite of services includes the largest independent SS7 network in North America, intelligent database and registry services, identity and verification services and hosted roaming and clearing solutions that simplify the Company’s customers’ operations, expand their reach and provide a foundation that helps them facilitate their profitability.

Financial Services

As one of the industry’s leading electronic connectivity solutions, TNS’ Secure Trading Extranet brings together an extensive global financial community of interest and delivers mission-critical low latency connectivity solutions to some of the largest and most prominent financial organizations in the world. The private TNS Secure Trading Extranet ensures low latency to support Direct Market Access, algorithmic trading and market data distribution. Organizations utilizing the TNS community of interest can benefit from a range of value added services, including co-location and hosting services, interoffice WAN solutions and connectivity to the Company’s large community of interest.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2010.

Capital Structure

During the three months ended March 31, 2011, the Company issued 694 shares of common stock following the exercise of stock options and 158,728 shares of common stock following the vesting of restricted stock units, of which 53,631 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 1,206,462 treasury shares during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company issued 69,145 shares of common stock following the exercise of stock options and 301,871 shares of common stock following the vesting of restricted stock units, of which 102,499 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 205,497 treasury shares during the three months ended March 31, 2010.

On September 1, 2010, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of the Company’s common stock over the period ended March 31, 2012, subject to extension. The Company commenced repurchasing shares on October 1, 2010 and during the fourth quarter of 2010 repurchased 1,050,247 shares for a total cost of $19.1 million. The Company did not repurchase any shares of its common stock during the three month period ended March 31, 2011. The Company’s November 2009 Credit Facility has been amended to authorize such repurchases (see Note 2).

Acquisitions

Cequint, Inc

On September 8, 2010, the Company entered into the Agreement and Plan of Merger (the Merger Agreement) which provided for the merger of Cequint, Inc (Cequint) with and into Thunder Acquisition Corp., a wholly owned subsidiary of the Company formed for the purpose of the acquisition. Cequint provides carriergrade caller ID products and enhanced services to tier-one U.S. mobile operators and has been integrated into the Company’s telecommunication services division. On October 1, 2010, the Company completed the merger in accordance with the terms and conditions of the Merger Agreement. The initial purchase price for the acquisition was $49.8 million consisting of $46.7 million in cash, subject to a post-closing working capital adjustment, and $3.1 million in Company stock issued to certain management shareholders of Cequint. The stock consideration consisted of 178,823 shares at a fair value of $17.11 per share, which included restrictions on transfer that expire as follows: one third of total shares issued on the first anniversary of the date of acquisition; one third of total shares issued on the second anniversary of the date of acquisition; and one third of total shares issued on the third anniversary of the date of acquisition. The purchase price may be adjusted in the future by an additional $52.5 million in cash based upon the achievement of four specific profit-related milestones, during the period commencing on the earlier of June 1, 2011 or the date on which Cequint’s Name ID product is successfully launched with a tier-one U.S. mobile operator and not to extend beyond May 31, 2014 (the Earn-Out Period), for a potential total purchase price of $102.3 million. In addition to the contingent consideration of up to $52.5 million, there is an additional $10.0 million of performance payments which may be payable to certain executives and key personnel, based on the achievement of the same four profit-related milestones. To the extent the additional $10.0 million is payable, it will be recorded as compensation expense as described below.

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

(1)                                  Defined in the Merger Agreement as revenues for such month (excluding any non-recurring revenues) less licensing, depreciation and other direct costs incurred in providing Cequint products and services

(2)                                  Defined in the Merger Agreement as the Monthly Gross Margin for such month less any direct research and development (including capitalized research and development), sales, marketing, finance, operations and indirect costs (including costs allocated to Cequint) incurred in connection with Cequint’s products and services for such month.

(3)                                  For further details in relation to the Agreement and Plan of Merger, please refer to the Form 8-K filed by the Company on September 14, 2010.

As of the acquisition date, the Company recorded a liability of $31.8 million representing the estimated fair value of the contingent purchase consideration of $52.5 million based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones. In calculating this liability, the Company applied a rate of probability to each scenario, as well as a risk-adjusted discount factor, to derive the estimated fair value of the consideration as of the acquisition date. This fair value is based on significant unobservable inputs, including management estimates and assumptions, and accordingly is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures. This liability will be re-measured each reporting period and changes in the fair market value will be recorded as a separate line item in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and likely achievement of the relevant milestones. Since the date of acquisition, the Company has recognized a $1.7 million increase in the fair value of the contingent consideration related primarily to the change in the discount period (accretion due to the passage of time).

The potential $10.0 million of performance payments will be recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs will be treated as compensation expense and will be included in operating expenses in the Company’s consolidated statement of operations.

The Company funded the acquisition of Cequint through a new $50 million term loan facility using the accordian feature of the November 2009 Credit Facility (see Note 2). The condensed consolidated statements of operations include the results of the Cequint acquisition from October 1, 2010.  The acquisition of Cequint has been accounted for as a business combination under FASB ASC 805, Business Combinations.

The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, primarily based on significant inputs that are not observable in the market and therefore represent Level 3 measurements as defined in FASB ASC 820, Fair Value Measurements and Disclosures. Developed technology was valued using the relief from royalty method which values the subject technology by reference to the amount of royalty income that could be generated if the technology were licensed in an arm’s length transaction to a third party. Customer relationship intangibles were valued using the multi-period excess earnings method which is based on the operating profit from existing customer relationships, less applicable charges for the use of assets such as working capital, fixed assets, identified intangible assets and the assembled workforce. Covenants not to compete were valued using the comparison of economic income approach under which the projected cash flows of the business with the covenants in place are compared to the projected cash flows presuming the active competition of the individuals against the Company.

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

The allocation of the purchase price for Cequint has not been finalized as of March 31, 2011 as certain information required to confirm the assumptions used in the initial valuation of the acquired assets and liabilities remains outstanding.

Unaudited pro forma results of operations assuming the Cequint acquisition had taken place at the beginning of the period are not provided because the historical operating results of Cequint were not significant and pro forma results would not be significantly different from reported results for the periods presented.

During the three months ended March 31, 2010, Cequint contributed revenue of $2.6 million and a net loss of $2.8 million. These amounts have been included in the Company’s consolidated statement of operations for the three months ended March 31, 2011. As of March 31, 2011, the Earn-Out Period had not commenced.

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

In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, the Company reviews long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company will assess whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition. For the Company’s customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. During the three months ended March 31, 2010, the Company accelerated amortization on a portion of its customer relationship intangible asset by $1.9 million, from a carrying value of $2.8 million to  a fair value of $0.9 million, due to declines in expected revenues. No impairment or accelerated amortization charges were recorded during the three months ended March 31, 2011.

During the three months ended June 30, 2010, the Company made a decision to phase out $6.2 million of surplus network monitoring assets that are no longer required following the acquisition of the CSG and are therefore being removed from service. The Company recorded additional depreciation and amortization expense related to these assets of $0.7 million during the three months ended March 31, 2011, and $5.5 million during the year ended December 31, 2010. As of March 31, 2011, the net book value of these assets had been written down to zero.

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

Payments revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s network, between payment processors and POS or ATM terminals and monthly recurring fees for broadband and wireless offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling services and per message fees charged for database access, call validation and roaming and clearing services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s network as well as dedicated bandwidth usage.

The Company considers the criteria established primarily by FASB ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The revenues for which there are gross vs. net considerations include regulatory network charges levied on our customers. Regulatory network charges include messaging signaling unit charges related to the Company’s Signaling System No. 7 (SS7) network and Universal Service Fund charges applicable to interstate telecommunications services approved or imposed by the Federal Communications Commission. The Company believes that the indicators under ASC 605-45 support gross revenue presentation since the Company is the primary obligor in the arrangement and carries the underlying traffic over its data communications network and has sole discretion over whether to include such regulatory charges in the amounts invoiced to customers. Included in revenue for both the three months ended March 31, 2010 and 2011, are $2.9 million related to these pass-through charges and cost of network services.

In certain of our international locations, the Company enters into revenue sharing arrangements with third parties related to data communications services it provides to the payment processing industry. Certain of the Company’s international payment processing customers elect to configure end-user POS terminals with a caller-paid number. In this type of POS terminal configuration, the end-user is responsible for paying a regulated charge for each call to its underlying telecommunications carrier with which it contracts directly. The telecommunications carrier collects the regulated charge from the end-user and bears the credit risk in the transaction. The telecommunications carrier then remits the charge to the Company, withholding a fee for the use of its network in delivering the call to the Company. The Company then will pass these charges through to the payment processor, withholding a portion of the amount as a fee. Based on the Company’s contractual arrangements with its payment processing customers, it has no obligation to remit cash until and unless the cash is remitted to the Company by the telecommunications carrier. The end-user looks to the telecommunications carrier for the provision of data communications access to the POS device and the payment processer for the processing of card-based payments. The Company believes that the indicators under ASC 605-45 support net revenue presentation since the telecommunications provider and payment processor, not the Company, are the primary obligors in the arrangement and the Company does not bear the credit risk. For the three months ended March 31, 2010 and 2011, revenue share was $5.6 million and $8.2 million, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of March 31, 2011, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

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

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated financial statements of operations (in thousands):

	Three months ended March 31,
	2010	2011
Cost of network services	$199	$133
Engineering and development	311	280
Selling, general and administrative	1,705	749
	$2,215	$1,162

As of March 31, 2011, there was a total of $9.3 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended March 31, 2011 the Company granted 178,400 restricted stock units at a weighted average estimated fair value of $18.43. During the three months ended March 31, 2010, the Company granted 669 stock options and 11,561 restricted stock units at weighted average estimated fair values of $11.43 and $24.02, respectively. As of March 31, 2011, there was a total of $8.7 million of unrecognized compensation expense related to these awards, which is included in the $9.3 million total unrecognized compensation cost mentioned above.

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

In April 2009, the Company made certain long-term performance-based stock compensation awards (the 2009 Equity Performance Awards). The 2009 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. Based upon the Company’s performance in 2009, the results of which were approved by the Company’s board of directors in February 2010, the plan participants earned 100% of the potential payout under the Company’s 2009 Equity Performance Awards. The total number of awards issued under the Company’s 2009 Equity Performance Awards was 311,500 restricted stock units which represented 100% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $16.85. As of March 31, 2011, there was a total of $0.5 million of unrecognized compensation expense related to these performance based awards which is included in the $9.3 million total unrecognized compensation cost mentioned above.

In February 2010, the Company made certain long-term performance-based stock compensation awards (the 2010 Equity Performance Awards). The 2010 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company’s 2010 Equity Performance Awards, assuming that the target payout level was achieved, would be 235,086 restricted stock units. Based on forecast achievement levels, the Company expects to award 8,104 restricted stock units. The potential payout under the 2010 Equity Performance Awards will range from 0% to 150% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $23.66. As of March 31 2011, there was a total of $0.1 million of unrecognized compensation expense related to these performance based awards which is included in the $9.3 million total unrecognized compensation cost mentioned above.

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

The Company’s effective tax rate for the three months ended March 31, 2010 and 2011 of 75.4% and 47.7%, respectively, differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2010.

2. Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2010	March 31, 2011
Revolving credit facility	$49,370	$34,370
Term Loan	358,125	353,438
Total credit facility outstanding	407,495	387,808
Unamortized discount	(3,871)	(3,609)
	403,624	384,199
Less: Current portion, net of discount	(18,488)	(18,488)
Long-term portion	$385,136	$365,711

November 2009 Credit Facility

On November 19, 2009 the Company entered into a new secured credit facility (the November 2009 Credit Facility) and refinanced the May 2009 Credit Facility primarily to take advantage of a more favorable interest rate environment. The November 2009 Credit Facility initially consisted of a senior secured term loan facility in an aggregate principal amount of $325 million (the “Term Facility”) and a senior secured revolving credit facility in an aggregate principal amount of $75 million (the “Revolving Facility”). The November 2009 Credit Facility included the option to request additional Term Loan Commitment and Revolving Loan Commitment up to an aggregate amount of $100 million (the accordion feature) with the aggregate of any new Revolving Loan Commitment not exceeding $50 million.

On October 1, 2010 the Company entered into an amendment related to the November 2009 Credit Facility in connection with the closing of the acquisition of Cequint, Inc. (see Note 1). The amendment provided for a new term loan in an aggregate principal amount of $50 million (the “Incremental Term Loan”), an increase to the existing Revolving Facility by an aggregate principal amount of $25 million to a total of $100 million and amends certain debt covenants and restricted payments baskets including those related to share repurchases and acquisitions. The Incremental Term Loan was incurred to finance the purchase price for the acquisition, to pay fees, costs and expenses relating to the acquisition and for working capital purposes.

Payments on the Term Facility and Incremental Term Loan are due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan are applied as directed by the Company. The outstanding balance on the Revolving Facility is due on November 18, 2014. In February 2011, the Company made repayments of $15 million on the Revolving Facility. At March 31, 2011, borrowing availability under the Revolving Facility was $65.2 million.

The total scheduled remaining payments on the November 2009 Credit Facility, which includes the Incremental Term Loan and additional amounts borrowed from the Revolving Facility to date are as follows (in thousands):

2011	$14,063
2012	18,750
2013	18,750
2014	53,120
2015	283,125
$387,808

Interest on the outstanding balances under the Revolving Facility is payable, at the Company’s option, at a rate equal to the higher of the prime rate announced by SunTrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate (“LIBOR”) rate plus 100 basis points (the “Base Rate”), in each case, plus a margin of 3.0% or at LIBOR, plus a margin of 4.0%. Interest on the outstanding balances under the Term Facility and Incremental Term Loan is payable, at the Company’s option, at the Base Rate plus a margin of 3.0%, or at LIBOR plus a margin of 4.0%. Additionally, in no event will the LIBOR rate be less than 2.0%. The applicable margins on the Revolving Facility, Term Facility and Incremental Term Loan are subject to step-downs based on the Company’s leverage ratio. The Revolving Facility is subject to an annual commitment fee in an amount equal to between 0.375% and 0.50% (based on the Company’s leverage ratio) per annum multiplied by the amount of funds available for borrowing under the Revolving Facility. Interest payments on the November 2009 Credit Facility are due biweekly, monthly, bimonthly or quarterly at the Company’s option.The terms of the November 2009 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million. The Company is permitted to repay borrowings under the November 2009 Credit Facility at any time in whole or in part without premium or penalty.

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

The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of March 31, 2011, the Company is required to maintain a leverage ratio of less than 3.25 to 1.0. The Company’s leverage ratio as of March 31, 2011 was 2.8 to 1.0. The maximum leverage ratio declines over the term of the November 2009 Credit Facility. Also the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company’s consolidated fixed charge coverage ratio as of March 31, 2011 was 1.7 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Effective October 1, 2010, the restricted payments covenant was amended to permit stock repurchases of up to $50 million until 18 months after this date, with such repurchases exempt from the minimum consolidated fixed charge coverage ratio covenant. Thereafter, stock repurchases are subject to a minimum required excess cash flow availability of $40 million and if the Company has a pro forma maximum leverage ratio of greater than 2.50 to 1.00, the Company is permitted to purchase shares at an amount equal to 50% of cumulative reported excess cash flow. If the Company has a pro forma maximum leverage ratio of 2.50 to 1.00 or greater but less than 3.00 to 1.00, the Company is permitted to purchase shares at an amount equal to the lesser of $30 million and 50% of cumulative reported excess cash flow, or if the Company has a pro forma maximum leverage ratio of 3.00 to 1.00 or greater, the Company is permitted to purchase shares at an amount equal to the lesser of $20 million and 50% of cumulative reported excess cash flow. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of March 31, 2011.

In connection with the closing of the November 2009 Credit Facility, the Company incurred approximately $2.9 million in financing costs. In connection with the closing of the amendment to the November 2009 Credit Facility in October 2010, the Company incurred approximately $1.9 million in financing costs. These financing costs were deferred and are being amortized using the effective interest method over the remaining life of the November 2009 Credit Facility.

3. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended March 31,
	2010	2011
Net income	$1,109	$706
Foreign currency translation adjustments	(4,244)	3,967
Total comprehensive income (loss)	$(3,135)	$4,673

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

The treasury stock effect of options to purchase 602,282 shares of common stock that were outstanding as of March 31, 2011, and options to purchase 41,400 shares of common stock that were outstanding as of March 31, 2010 were excluded from the computation of diluted net income per common share for the three months ended March 31, 2011 and 2010, respectively, as their effect would have been anti-dilutive.

The Company’s basic and diluted earnings per common share are presented below (amounts in thousands except number of shares and per share amounts).

	Three months ended March 31,
	2010	2011
Net income	$1,109	$706
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,926,603	25,454,836
Treasury stock effect of outstanding options to purchase	358,062	152,634
Treasury stock effect of unvested restricted stock units	432,812	89,479
Diluted weighted average common shares outstanding	26,717,477	25,696,948
Net income per common share:
Basic net income per common share	$0.04	$0.03
Diluted net income per common share	$0.04	$0.03

5. Segment Information

The Company’s management evaluates revenues for three business divisions: telecommunication services, payments and financial services. The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the consolidated financial results.

Revenue for the Company’s three business divisions is presented below (in thousands):

	Three months ended March 31,
	2010	2011
Telecommunication services	$65,461	$68,447
Payments	47,702	48,599
Financial services	16,412	16,616
Total revenues	$129,575	$133,662

Management evaluates the Company’s performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as net income before depreciation, amortization, stock compensation expense, interest expense, other income (expense), equity in net loss of unconsolidated affiliate, contingent consideration expense and provision for income taxes. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results. The Company believes that this measure, viewed in addition to and not in lieu of the Company’s reported GAAP results, provides additional useful information to the investors regarding the Company’s performance and overall operating results exclusive of selected significant non-cash items. This metric is frequently requested by investors and is also an integral part of the Company’s internal reporting to measure the performance of senior management. The Company’s definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

EBITDA before stock compensation expense was approximately $31.6 million for the three months ended March 31, 2010 and 2011. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

EBITDA before stock compensation expense differs from net income reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2010	2011
EBITDA before stock compensation expense	$31,574	$31,594
Reconciling items:
Depreciation and amortization of property and equipment	(10,252)	(11,553)
Amortization of intangible assets	(11,329)	(10,064)
Stock compensation expense	(2,215)	(1,162)
Interest expense	(6,140)	(6,610)
Interest income and other income (expense), net	2,937	(979)
Contingent consideration (expense) income	—	124
Equity in net loss of unconsolidated affiliate	(65)	—
Provision for income taxes	(3,401)	(644)
Net income	$1,109	$706

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended March 31,
	2010	2011
Telecommunication Services Division
North America	$65,461	$68,447
Payments Division
North America	$17,082	$15,788
Europe	24,037	26,098
Asia-Pacific	6,583	6,713
	$47,702	$48,599
Financial Services Division
North America	$11,517	$11,124
Europe	3,130	3,228
Asia-Pacific	1,765	2,264
	$16,412	$16,616
Total
North America	$94,060	$95,359
Europe	27,167	29,326
Asia-Pacific	8,348	8,977
	$129,575	$133,662

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2010	March 31, 2011
North America	$440,537	$428,696
Europe	19,343	18,272
Asia-Pacific	20,235	21,795
Total long lived assets	$480,115	$468,763

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 16, 2011 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; increases in the prices charged by telecommunication providers for services used by the Company; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, longer than expected sales cycles, customer delays in migration, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control, including fluctuations in foreign exchange rates and the continuing impact of the current economic conditions; the Company’s ability to identify, execute or effectively integrate acquisitions; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company’s ability to adapt to changing technology; the Company’s ability to refinance its senior secured credit facility and its ability to borrow funds in amounts sufficient to enable it to service its debt or meet its working capital and capital expenditure requirements; additional costs related to compliance with any regulatory changes such as Securities and Exchange Commission (SEC) rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

Executive Overview

Financial Highlights

Total revenues increased $4.1 million, or 3.2%, to $133.7 million for the three months ended March 31, 2011, from $129.6 million for the three months ended March 31, 2010. Foreign exchange translation increased revenues by $1.2 million. Excluding the positive effect of foreign exchange rates, total revenues increased $2.9 million, or 2.3%, to $132.5 million for the three months ended March 31, 2011.

Revenues from the telecommunication services division increased $3.0 million, or 4.6%, to $68.5 million for the three months ended March 31, 2011, from $65.5 million for the three months ended March 31, 2010. Revenue growth in this division was primarily driven by the contribution of revenues from the acquisition of Cequint, Inc., a transaction which we closed on October 1, 2010 (see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report).

In connection with the Communication Services Group (CSG) acquisition, which we closed on May 1, 2009, we acquired several customer contracts that contained pricing in excess of then current market prices. We re-negotiated these contracts to current market rates during the second half of 2009 and through the first quarter of 2010. In addition, through the CSG acquisition we acquired certain assets that enabled us to compete directly for caller-ID services rather than using a third party service provider. As a result, the third-party provider with whom we contracted to deliver caller-ID services to our customers prior to the CSG acquisition began to remove its traffic from our network during the first quarter of 2009, completing the migration by the end of the first quarter of 2010. We also subsequently lost a customer to this provider in May 2010. Finally, we acquired a contract through the CSG acquisition to provide services to Alltell which, prior to our acquisition of CSG in May 2009, had been acquired by Verizon in January 2009. Verizon completed the migration of the services we provided Alltell off of our network by the end of the first quarter of 2010.

As a result of the above mentioned factors, the revenues that we reported in our telecommunication services division decreased from the third quarter of 2009 through the second quarter of 2010 (see table below). We believe we have taken the appropriate actions to stabilize the revenues in this division and have made and will continue to make selected investments in our wireless roaming and clearing platform, IP registry platform, identity and verification services and next-generation IP network services that we believe will help drive future revenue growth in this division. In addition, by the end of 2010 we substantially had completed the integration of the legacy CSG network into our network and stabilized and enhanced the roaming and clearing and IP registry platforms that we acquired through the CSG acquisition. As an example, revenues from our roaming and clearing products in the first quarter of 2011 increased $1.6 million, or 59.4%, compared to the year-ago period.  As part of our strategy to develop solutions that drive revenue for our telecommunications carrier customers, we acquired Cequint and have integrated this business into our telecommunication services division. Cequint provides carrier—grade caller ID products and enhanced services in partnership with top U.S.-based mobile operators through an embedded software client on certain of our customers’ mobile phone handsets. Cequint will leverage the caller-ID capabilities that we provide to wireline operators through our identity and verification services.

The table below shows the revenue we recognized in our telecommunication services division from the third quarter of 2009 (the first full quarter of the inclusion of CSG’s results) through the first quarter of 2011 (in thousands):

	For the three month period ended
	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011
TSD revenue as reported	$72,419	$68,389	$65,461	$64,262	$64,651	$66,341	$68,447
Less:
Pass-through revenue	(2,337)	(2,188)	(1,950)	(2,117)	(2,025)	(1,988)	(1,883)
Cequint revenue	—	—	—	—	—	(2,299)	(2,584)
Total	$70,082	$66,201	$63,511	$62,145	$62,626	$62,054	63,980

Revenues from the payments division increased $0.9 million, or 1.9%, to $48.6 million for the three months ended March 31, 2011, from $47.7 million for the three months ended March 31, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $0.9 million. Excluding the positive effect of foreign exchange rates, payments revenue was flat with the year ago period. We continued to see growth in our European markets driven primarily by growth in our IP-based network services in the UK and market share gains  for our network services, primarily dial-up connectivity, in Italy, Spain, France and Romania.  This growth was offset by declines in our North American  and Asia Pacific businesses. In North America, as we have previously disclosed, we continue to see declines in our dial-up network service as a result of increased competition and transaction volume declines. These declines were partially offset by growth in our IP-based network services and card-not present payment gateway, which we introduced in this region in the second half of 2010.  In Asia Pacific, we are facing challenges to our business in the first half of 2011 primarily because, as we have previously disclosed our telecommunications partner in the region lost one of its larger dial-up customers and they migrated the traffic off of our network during the second half of 2010. This decline was partially offset by growth in our IP-based network services.  Our card-not-present payment gateway services in this region decreased slightly in the period from lower custom development revenue as we continue to migrate our business model towards a more  transaction-based and recurring fee model. As part of our strategy to accelerate growth in this division, we have made selected investments in our IP-based network services as well as our payment gateway offerings and plan to introduce these product sets across all of our key markets over time. For example, in the second half of 2010 we introduced our card-not-present payment gateway into the North American market and plan to introduce this offering in Europe in the second half of 2011.

Revenues from the financial services division increased $0.2 million, or 1.2%, to $16.6 million for the three months ended March 31, 2011, from $16.4 million for the three months ended March  31, 2010. Foreign exchange translation increased revenues by $0.2 million for the three months ended March 31, 2011. Excluding the positive effect of foreign exchange rates, financial services division revenue was flat.  Throughout 2010 we faced challenges in our financial services business following the economic downturn in the financial services industry in 2009 which resulted in consolidation among our existing customer base as well as a reduction in the number of market participants (e.g., hedge funds) that utilize our secure trading extranet. In addition, due to changes in the competitive environment for providing low-latency market data exchange services in North America, we have experienced significant declines for this service offering. These factors resulted in year-over-year revenue declines of $1.9 million in North America and $0.4 million in the UK during the first quarter of 2011. Excluding these declines, revenues increased $1.5 million in North America, $0.4 million in Europe and $0.4 million in Asia Pacific. Revenue increased in North America primarily through growth in endpoints and bandwidth based services to participants in the foreign exchange markets. Revenue growth in Europe was primarily driven by market share gains and the introduction of our bandwidth based services offset by price compression for market data services. Revenue growth in Asia Pacific was primarily driven by our expansion efforts to capture the growth opportunities in this region for electronic trading.

Net income decreased $0.4 million to $0.7 million for the three months ended March 31, 2011 from $1.1 million for the same period in 2010. Diluted net income per common share was $0.03 for the three months ended March 31, 2011 compared to $0.04 for the same period in 2010. Adjusted net income (a non-GAAP measure) decreased $4.6 million to $10.4 million for the three months ended March 31, 2011 compared to $15.0 million for the same period in 2010. Adjusted net income per common share (a non-GAAP measure) was $0.40 per share for the three months ended March 31, 2011 compared to $0.56 per share for the same period in 2010. Included in other income (expense), net in our consolidated statements of operations are a pre-tax loss of $1.1 million for the three months ended March 31, 2011 compared to a pre-tax gain of $2.6 million for the same period in 2010 related to the revaluation of certain foreign currency denominated assets and liabilities.  EBITDA before stock compensation expense (a non-GAAP measure) was $31.6 million for both the three months ended March 31, 2011 and 2010.

Adjusted net income and related per share amounts, EBITDA before stock compensation expense and revenue comparisons at constant exchange rates are not measures prepared in accordance with U.S. GAAP. See Additional Information for an explanation of management’s use of these non-GAAP measures. The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management:

	For the three months ended March 31,
	2011	2010
EBITDA before stock compensation expense:
Net income (GAAP)	$706	$1,109
Add back the following items:
Equity in net loss of unconsolidated affiliate	—	65
Provision for income taxes	644	3,401
Other expense (income), net	1,107	(2,801)
Interest income	(128)	(136)
Interest expense	6,610	6,140
Depreciation and amortization of property and equipment	11,553	10,252
Amortization of intangible assets	10,064	11,329
Contingent consideration (income) expense	(124)	—
Stock compensation expense	1,162	2,215
EBITDA before stock compensation expense	$31,594	$31,574
Adjusted Net Income:
Net income (GAAP)	$706	$1,109
Add provision for income taxes	644	3,401
Income before provision for income taxes	1,350	4,510
Add back the following items:
Amortization of intangible assets	10,064	11,329
Contingent consideration (income) expense	(124)	—
Other debt related costs	528	653
Stock compensation expense	1,162	2,215
Adjusted Net Income before income taxes	12,980	18,707
Income tax provision at 20%	(2,596)	(3,741)
Adjusted Net Income	$10,384	$14,966
Diluted weighted average common shares outstanding	25,696,948	26,717,477
Adjusted Net Income per common share	$0.40	$0.56

Business Overview

We are an international data communications company which provides network managed connectivity, data communications and value added services to many of the world’s leading retailers, banks and payment processors. We are also a leading provider of secure data network services to the global financial services industry. We operate the largest unaffiliated Signaling System No. 7 network in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. We also provide roaming and clearing services to both domestic and international mobile phone operators. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 40 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 26 countries.

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

We generate revenues through three business divisions:

•                  Telecommunication services.  Our telecommunication services division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. We collaborate with customers, sharing our expertise, resources and infrastructure to leverage rapidly evolving technologies. Our suite of services includes a reliable, nationwide SS7 network, intelligent database and registry services, identity and verification services, and hosted roaming and clearing solutions that simplify our customers’ operations, expand their reach and provide a foundation that helps them increase their profitability.

•                  Payments.  We deliver a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world’s top banks, retailers, ISOs, transaction processors and ATM deployers. Our PCI DSS certified global backbone network and range of payment gateways securely deliver billions of card present and card not present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that we provide around the world.

•                  Financial services.  As one of the industry’s leading electronic connectivity solutions, our Secure Trading Extranet brings together an extensive global financial community of interest and delivers mission-critical low latency connectivity solutions to some of the largest and most prominent financial organizations in the world. Our private Secure Trading Extranet provides low latency to support Direct Market Access, algorithmic trading and market data distribution. Organizations utilizing our network can benefit from a range of value added services, including co-location and hosting services, interoffice WAN solutions and connectivity to our large community of interest.

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

Acquisition of Cequint, Inc.

On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010 (see Note 1). The purchase price, subject to working capital adjustments, included an initial payment of $49.8 million, consisting of $46.7 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.3 million. As part of the $49.8 million purchase price, Cequint paid off approximately $6.8 million in debt and we assumed approximately $0.4 million in cash. We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature as part of our November 2009 Credit Facility (see Note 2). Cequint provides carrier—grade caller identification products and enhanced services to top U.S.-based mobile operators. We have integrated Cequint into our telecommunication services division. This acquisition has been accounted for as a business combination under FASB ASC 805, Business Combinations.

Share Repurchase Plan

On September 1, 2010 our Board of Directors approved a share repurchase plan authorizing the repurchase of a maximum of $50.0 million of our common stock over the period expiring March 31, 2012. We commenced repurchasing shares on October 1, 2010 and as of May 4, 2011, have repurchased 1,050,247 shares for a total of approximately $19.1 million. The company did not repurchase any shares of its common stock during the three months ended March 31, 2011.

Results of Operations

We completed the acquisition of Cequint on October 1, 2010, and have included its results since that date in our statement of operations for the three months ended March 31, 2011. Therefore, our results for the three months ended March 31, 2010 are not comparable. The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended March 31,
	2011	2010
Revenues	$133,662	$129,575
Operating expenses:
Cost of network services, exclusive of the items shown separately below	67,471	64,441
Engineering and development	10,647	9,447
Selling, general, and administrative	25,112	26,328
Contingent consideration (income) expense	(124)	—
Depreciation and amortization of property and equipment	11,553	10,252
Amortization of intangible assets	10,064	11,329
Total operating expenses	124,723	121,797
Income from operations	8,939	7,778
Interest expense	(6,610)	(6,140)
Interest income	128	136
Other (expense) income, net	(1,107)	2,801
Income before income tax provision and equity in net loss of unconsolidated affiliate	1,350	4,575
Income tax provision	(644)	(3,401)
Equity in net loss of unconsolidated affiliate	—	(65)
Net income	$706	$1,109

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues.  Total revenues increased $4.1 million, or 3.2%, to $133.7 million for the three months ended March 31, 2011, from $129.6 million for the three months ended March 31, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $1.2 million. Excluding the effect of foreign exchange rates, total revenues increased $2.9 million, or 2.3%, to $132.5 million for the three months ended March 31, 2011.

We generate revenues through three business divisions; the telecommunication services division (TSD), the payments division, and the financial services division (FSD).

Telecommunication services division.  Revenues from the telecommunication services division increased $3.0 million, or 4.6%, to $68.5 million for the three months ended March 31, 2011, from $65.5 million for the three months ended March 31, 2010. Included in first quarter 2011 were revenues of $2.6 million from Cequint, Inc. Excluding the contribution from Cequint, revenues increased 0.6%, or $0.4 million, as follows:

•                  Revenue from identity and verification services decreased $1.3 million, due to the following: $1.2 million from the loss of caller name storage contracts; $0.7 million due to a loss by one of TNS’ caller name wireline customers of a portion of its wholesale business; $0.3 million in revenue from fraud and validation services due to the loss of a customer which became a competitor following the acquisition of the CSG business; and $0.1 million primarily due to price concessions on certain contract renewals. This was partially offset by an increase of $1.1 million related to increased usage of caller name services.

•                  Revenue from network services increased $0.3 million, due to $2.2 million related to increased demand for signaling services from new and existing customers, which was partially offset by a reduction of $1.9 million due to price concessions on the renewal of certain customer contracts.

•                  Revenue from registry services decreased $0.1 million, due to $0.4 million related to lower volumes in our local number portability and service order administration businesses which was partially offset by increases of $0.2 million from increased demand for IP registry services and $0.1 million from toll-free number database services.

•                  Revenue from roaming and clearing products increased $1.6 million, due to market share gains and increased demand for services from new and existing customers.

Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the business acquired through our purchase of Cequint (see Note 1).

Payments division.  Revenue from the Payments Division increased $0.9 million, or 1.9%, to $48.6 million for the three months ended March 31, 2011 from $47.7 million for the three months ended March 31, 2010.  The positive effect of foreign currency translation on a year-over-year basis was $0.9 million. Excluding the effect of foreign exchange rates, revenues remained flat at $47.7 million as follows:

Network services:

•                  Europe: revenue increased $2.1 million due to $1.1 million in market share gains and increased demand for our IP-based network services, primarily in France, Italy, Spain and Romania and $1.0 million in the UK due to growth in demand for IP-based network services.

•                  Asia Pacific: revenue decreased $0.4 million due to a decrease of $1.0 million relating to the loss by one customer of a significant portion of its dial business, as previously disclosed, partially offset by an increase of $0.6 million due to increased demand for our IP-based network services.

•                  North America: revenue decreased $1.1 million due to a decrease of $1.4 million relating to the dial business resulting from lower average transaction pricing and transaction volume declines related to certain dial customers as previously disclosed, partially offset by an increase of $0.3 million in IP-based network services. We have recently seen an increase in the competitive environment for our dial-up services in the United States and as a result in 2011 it is likely our revenue per transaction will decrease and depending upon the number of dial-up transactions we transport our dial-up revenues may continue to decrease.  We currently estimate the impact of these pricing concessions to reduce our annual U.S. dial-up revenues by $4 million – $5 million in 2011.

Payment gateway services:

•                  Europe: our payment gateway revenue in Europe is derived from card-holder present services provided through our UK subsidiary. This revenue remained flat on a year-over-year basis.

•                  Asia Pacific: revenue decreased $0.1 million, due to a decrease of $0.6 million in development revenue partially offset by increased transaction volumes of $0.5 million from our cardholder-not-present services.

•                  North America: revenue increased $0.1 million due to the launch of our North American cardholder-not present platform in the third quarter of 2010.

ATM processing and other services:

•                  Europe: revenue, which is derived from our ATM business in the UK, remained flat on a year-over-year basis.

•                  North America: revenue decreased $0.6 million due to the following: $0.2 million from our ATM software product which we ceased selling, as previously disclosed; and $0.4 million due a decision made by one of our customers in the second quarter of 2010 to exercise its right under its contract to in-source its processing services. This resulted in the sale of this customer’s dedicated processing platform for $1.4 million which was recognized in the three months ended June 30, 2010.

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

Financial services division.  Revenues from the financial services division increased $0.2 million, or 1.2%, to $16.6 million for the three months ended March 31, 2011, from $16.4 million for the three months ended March 31, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $0.2 million. Excluding the impact of foreign exchange rates, financial services revenue remained flat at $16.4 million as follows:

•                  Europe: revenue was flat year over year due to market share gains of $0.5 million which were partially offset by $0.4 million related to the loss of endpoints and market data access services in the UK, and $0.1 million due to price compression of market data services in Europe.

•                  Asia Pacific: revenue increased $0.4 million, due to the continued expansion of the number of customer endpoints connected to TNS’ network.

•                  North America: revenue decreased $0.4 million, due to $1.9 million of loss of endpoints and market data access services, which was partially offset by $1.5 million of growth in new endpoints and bandwidth-based services primarily through participants in the foreign exchange community.

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

Cost of network services.  Cost of network services increased $3.1 million, or 4.7%, to $67.5 million for the three months ended March 31, 2011, from $64.4 million for the three months ended March 31, 2010. On a constant dollar basis, cost of network services would have increased $2.6 million to $67.0 million. This was due to the following increases: $1.3 million to support our revenue growth in Europe and Asia Pacific; $0.9 million from higher dial access rates in our North America payments division; $0.8 million in payroll related costs and overhead expense primarily to support our IP registry, roaming and clearing and payment gateway platforms; and $0.4 million from our acquisition of Cequint. These increases were partially offset by a decrease of $0.8 million in costs related to our telecommunication services division, due primarily to cost reductions from integration synergies.

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

Gross profit. Gross profit represented 49.5% of total revenues for the three months ended March 31, 2011, compared to 51.3% for the three months ended March 31, 2010. On a constant dollar basis, gross margins for the three months ended March 31, 2011 decreased to 49.4%. This decrease was due primarily to margin declines in our North American payments dial business and investments in personnel and systems to support our payment gateway offerings, IP registry services and roaming and clearing platforms and to a lesser extent from pricing concessions and volume reductions related to legacy CSG customers.  This was partially offset by a reduction in fixed network expense from the integration of the legacy CSG network with TNS’ network and a product mix shift in TSD including Cequint.

Engineering and development expense.  Engineering and development expense increased $1.1 million, or 12.7%, to $10.6 million for the three months ended March 31, 2011, from $9.5 million for the three months ended March 31, 2010. On a constant dollar basis, engineering and development expense increased $1.0 million and represented 7.9% and 7.3% of revenues for the three months ended March 31, 2011 and 2010, respectively. The increase in engineering and development costs was primarily due to the following: $1.8 million in costs resulting from our acquisition of Cequint; $0.5 million in additional headcount related costs and $0.8 million in system maintenance costs to support our growth initiatives. This was partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $2.0 million due to incremental investments in our growth initiatives, which include Cequint.

Selling, general and administrative expense.  Selling, general and administrative expenses decreased $1.2 million, or 4.6%, to $25.1 million for the three months ended March 31, 2011, from $26.3 million for the three months ended March 31, 2010. On a constant dollar basis, selling, general and administrative expenses would have decreased $1.5 million, or 5.7%, to $24.8 million and represented 18.7% and 20.3% of revenues for the three months ended March 31, 2011 and 2010, respectively. This was due to the following decreases: $1.2 million in headcount and other cost synergies related to the integration of CSG; $1.0 million in stock compensation due primarily to a decrease in performance related stock compensation; $0.9 million in variable cash incentive compensation; and $0.2 million in severance charges related to restructuring activities in North America. These decreases were partially offset by increases, required to support our growth initiatives, including Cequint.

Contingent consideration income.  Contingent consideration income of $(0.1) million for the three months ended March 31, 2011, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 1 for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our condensed consolidated statement of operations.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $1.3 million, or 12.7%, to $11.6 million for the three months ended March 31, 2011, from $10.3 million for the three months ended March 31, 2010 and represented 8.6% and 7.9% of revenue for the three months ended March 31, 2011 and 2010, respectively. The increase in depreciation expense was primarily due to an accelerated depreciation charge of $0.7 million following the decision made in the second quarter of 2010 to phase out $6.2 million of surplus network assets and office equipment following the integration of the legacy CSG and TNS operations by the end of the first quarter of 2011.

Excluding the accelerated charge related to surplus assets, depreciation and amortization of property and equipment increased $0.6 million due to capital expenditure investments in our growth initiatives, including Cequint.

Amortization of intangible assets.  Amortization of intangible assets decreased $1.2 million, or 10.6%, to $10.1 million for the three months ended March 31, 2011, from $11.3 million for the three months ended March 31, 2010. Included in amortization of intangible assets for the three months ended March 31, 2011 was $1.8 million related to the acquisition of Cequint. Included in amortization for the three months ended March 31, 2010, was $1.9 million related to the impairment of certain customer relationship intangible assets. Excluding these items, amortization of intangible assets decreased by $0.9 million primarily due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense increased $0.5 million to $6.6 million for the three months ended March 31, 2011, from $6.1 million for the three months ended March 31, 2010. Amortization of deferred financing fees and original issue discount for the three months ended March 31, 2011 and 2010, was $0.5 million and $0.7 million, respectively. Excluding these charges, cash interest expense increased $0.7 million to $6.1 million, primarily due to the impact of increased borrowing levels as a result of our acquisition of Cequint on October 1, 2010.

Other (expense) income, net.  Other (expense) income was a loss of $1.1 million for the three months ended March 31, 2011 compared to a gain of $2.8 million for the three months ended March 31, 2010. Included in other income (expense) was a loss of approximately $1.1 million compared to a gain of $2.5 million for the three months ended March 31, 2011 and 2010, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro and Australian dollar.

Income tax provision.  For the three months ended March 31, 2011, our income tax provision was approximately $0.6 million compared to $3.4 million for the three months ended March 31, 2010. Our effective tax rate was 47.7% and 75.4% for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

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

Our operations provided us cash of $21.0 million for the three months ended March 31, 2011, which was attributable to net income of $0.7 million, depreciation, amortization and other non-cash charges of $23.2 million and an increase in working capital of $2.9 million. Our operations provided us cash of $27.9 million for the three months ended March 31, 2010, which was attributable to net income of $1.1 million, depreciation, amortization and other non-cash charges of $24.2 million and a decrease in working capital of $2.7 million.

We used cash of $8.8 million and $8.0 million in investing activities for the three months ended March 31, 2011, and 2010, respectively, which was related to capital expenditures required to support our revenue growth.

We used cash of $20.8 million from financing activities for the three months ended March 31, 2011. This consisted primarily of a $19.7 million repayment on the November 2009 Credit Facility. In addition, $1.1 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units. We used cash of $16.6 million from financing activities for the three months ended March 31, 2010. This consisted primarily of a $15.0 million voluntary pre-payment on the November 2009 Credit Facility. In addition, $2.5 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $0.9 million from the exercise of employee stock options.

Seasonality

Credit card and debit card transactions account for a major percentage of the transaction volume processed by the customers of our payments division. The volume of these transactions on our networks generally is greater in the third and fourth quarter vacation and holiday seasons than during the rest of the year. Consequently, revenues and earnings from credit card and debit card transactions in the first and second quarter generally are lower than revenues and earnings from credit card and debit card transactions in the third and fourth quarters of the immediately preceding year. We expect that our operating results in the foreseeable future will be significantly affected by seasonal trends in the credit card and debit card transaction market.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2011, we had $387.8 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Interest on outstanding balances under the November 2009 Credit Facility is payable, at the Company’s option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At March 31, 2011 the one-month LIBOR rate was 0.24%. Based upon the outstanding borrowings on March 31, 2011 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $3.9 million.

As of March 31, 2011, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We primarily enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended March 31, 2011 and 2010 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2011			2010
	% of Revenue	% of operating expenses	Weighted Average Exchange Rates	% of Revenue	% of operating expenses	Weighted Average Exchange Rates
British Pound	12%	11%	1.60	11%	10%	1.56
Euro	9%	8%	1.37	9%	7%	1.39
Australian Dollar	5%	6%	1.01	5%	5%	0.90

A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on:

•      Revenue: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar $0.3 million; and

•      Total operating expenses: British Pound, $0.3 million, Euro, $0.2 million and Australian Dollar $0.3 million

We provide services to customers in the United States and increasingly to international customers in over 40 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. This loan is denominated in U.S. dollars and therefore fluctuations in the euro to the U.S. dollar exchange rate were recorded as revaluation gains or losses in our income statement prior to January 1, 2011. On January 1, 2011, the Company’s management no longer intends to settle this specific loan amount for the foreseeable future, and as such in accordance with ASC 830, Foreign Currency Matters, from this date, fluctuations in the euro to the U.S. dollar exchange rates are recorded to other comprehensive income in our balance sheet.  For the three months ended March 31, 2011, we recorded a loss on foreign currency revaluation of approximately $1.1 million compared to a pre-tax gain of $2.6 million for the same period in 2010 which is included in other income (expense) in the accompanying condensed consolidated statements of operations. The $1.1 million loss during the three months ended March 31, 2011, was primarily due to the revaluation of a U.S. dollar denominated loan balance between our subsidiaries in Ireland and Australia. This loan relates to amounts advanced by our subsidiary in Ireland to fund our card-not-present development activities in Australia.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on the foregoing, the

Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Controls

There have been no changes during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

(10.23)	Employment Agreement, dated as of November 29, 2010, by and among the Registrant, Transaction Network Services, Inc. and Daniel P. Dooley III

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: May 4, 2011	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Executive Officer

Date: May 4, 2011	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer