Form 10-Q
period 2011-06-30
TNS INC
filed 2011-08-04
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of July 1, 2011

25,534,226 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$56,689	$39,085
Accounts receivable, net of allowance for doubtful accounts of $3,977 and $3,893 respectively	86,988	88,946
Prepaid expenses	7,937	12,390
Deferred tax assets	220	235
Inventory	2,259	2,358
Other current assets	3,960	4,892
Total current assets	158,053	147,906
Property and equipment, net	135,418	134,197
Identifiable intangible assets, net	306,077	286,266
Goodwill	38,620	38,951
Deferred tax assets, net	1,097	1,358
Other assets	5,475	7,679
Total assets	$644,740	$616,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$71,481	$67,815
Deferred revenue	12,061	12,376
Current portion of long-term debt, net of discount	18,488	8,627
Total current liabilities	102,030	88,818
Long-term debt, net of current portion and discount	385,136	361,161
Deferred tax liabilities	1,912	2,110
Contingent consideration	33,594	34,344
Other liabilities	6,787	6,305
Total liabilities	529,459	492,738
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 26,515,823 shares issued and 25,359,255 shares outstanding and 25,553,975 shares issued and 25,534,226 shares outstanding, respectively	27	25
Treasury stock, 1,156,568 shares and 19,749 shares, respectively	(21,523)	(329)
Additional paid-in capital	176,633	156,702
Accumulated deficit	(34,315)	(32,463)
Accumulated other comprehensive loss	(5,541)	(316)
Total stockholders’ equity	115,281	123,619
Total liabilities and stockholders’ equity	$644,740	$616,357

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Revenues	$131,199	$142,324	$260,775	$275,986
Operating expenses:
Cost of network services, exclusive of the items shown separately below	64,890	71,098	129,331	138,569
Engineering and development	9,106	11,692	18,553	22,339
Selling, general, and administrative	23,215	26,673	49,544	51,784
Contingent consideration expense		874		750
Depreciation and amortization of property and equipment	13,540	11,383	23,792	22,936
Amortization of intangible assets	8,553	10,117	19,882	20,182
Total operating expenses	119,304	131,837	241,102	256,560
Income from operations	11,895	10,487	19,673	19,426
Interest expense	(5,806)	(6,518)	(11,946)	(13,128)
Interest income	70	91	206	218
Other income (expense), net	2,903	(179)	5,704	(1,285)
Income before income tax benefit and equity in net loss of unconsolidated affiliate	9,062	3,881	13,637	5,231
Income tax provision	(2,570)	(2,734)	(5,972)	(3,379)
Equity in net loss of unconsolidated affiliate	—	—	(65)	—
Net income	$6,492	$1,147	$7,600	$1,852
Basic net income per common share	$0.25	$0.04	$0.29	$0.07
Diluted net income per common share	$0.24	$0.04	$0.28	$0.07
Basic weighted average common shares outstanding	26,129,527	25,508,019	26,028,707	25,481,578
Diluted weighted average common shares outstanding	26,881,601	25,718,746	26,800,181	25,707,997

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six months ended June 30,
	2010	2011
Cash flows from operating activities:
Net income	$7,600	$1,852
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	23,792	22,936
Amortization of intangibles	19,882	20,182
Loss on disposal of property and equipment	110	—
Deferred income tax benefit	(2,563)	(42)
Amortization of deferred financing costs	1,063	1,078
Contingent consideration expense	—	750
Equity in net loss of unconsolidated affiliate	65	—
Stock compensation expense	3,568	2,448
Changes in operating assets and liabilities:
Accounts receivable, net	10,832	(77)
Other current assets	8,888	(5,274)
Other noncurrent assets	(668)	(2,743)
Accounts payable and accrued expenses	(18,357)	(5,170)
Deferred revenue	(1,712)	88
Other noncurrent liabilities	4,876	(528)
Net cash provided by operating activities:	57,376	35,500
Cash flows from investing activities:
Purchases of property and equipment	(21,142)	(20,718)
Business combinations, net of cash acquired	(544)	(224)
Net cash used in investing activities:	(21,686)	(20,942)
Cash flows from financing activities:
Repayments of long-term debt	(30,000)	(34,375)
Proceeds from stock option exercises, inclusive of tax benefit	1,898	186
Purchase of treasury stock	(2,884)	(1,374)
Net cash used in financing activities:	(30,986)	(35,562)
Effect of exchange rates on cash and cash equivalents	(6,796)	3,401
Net decrease in cash and cash equivalents	(2,092)	(17,604)
Cash and cash equivalents, beginning of period	32,480	56,689
Cash and cash equivalents, end of period	$30,388	$39,085
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,119	$12,131
Cash paid for income taxes	$2,208	$3,428

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

Founded in 1990 in the United States, TNS has grown steadily and now provides services to customers in over 60 countries across the Americas, Europe and the Asia Pacific region, with our reach extending to many more. TNS has designed and implemented a global data network that supports a variety of widely accepted communication protocols and is designed to be scalable and accessible by multiple methods.

TNS reports its results by revenue generated in three industry verticals.

Payments

TNS’s Payments division delivers a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world’s leading banks, retailers, Independent Sales Organizations (ISOs), transaction processors and automated teller machine (ATM) deployers. TNS’ Payment Card Industry Data Security Standard (PCI DSS) certified global backbone network and multi-channel payment gateways securely deliver billions of card present and card not present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that TNS provides around the world.

Telecommunication Services

TNS’s telecommunication services division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. TNS collaborates with customers, sharing expertise, resources and infrastructure to leverage rapidly evolving technologies. TNS’s suite of services includes the largest independent SS7 network in North America, intelligent database and registry services, identity and verification services and hosted roaming and clearing solutions that simplify the Company’s customers’ operations, expand their reach and provide a foundation that helps them facilitate their profitability.

Financial Services

As one of the industry’s leading electronic connectivity solutions, TNS’ Secure Trading Extranet brings together an extensive global financial community of interest and delivers mission-critical low latency connectivity solutions to some of the largest and most prominent financial organizations in the world. The private TNS Secure Trading Extranet ensures low latency to support direct market access, algorithmic trading and market data distribution. Organizations utilizing the TNS community of interest can benefit from a range of value added services, including co-location and hosting services, interoffice wide area network (WAN) solutions and connectivity to the Company’s large community of interest.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2010.

Capital Structure

During the six months ended June 30, 2011, the Company issued 14,157 shares of common stock following the exercise of stock options and 230,457 shares of common stock following the vesting of restricted stock units, of which 69,643 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 1,206,462 treasury shares during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company issued 128,610 shares of common stock following the exercise of stock options and 347,588 shares of common stock following the vesting of restricted stock units, of which 116,889 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 205,497 treasury shares during the six months ended June 30, 2010.

On September 1, 2010, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of the Company’s common stock over the period ended March 31, 2012, subject to extension. The Company commenced repurchasing shares on October 1, 2010 and during the fourth quarter of 2010 repurchased 1,050,247 shares for a total cost of $19.1 million. The Company did not repurchase any shares of its common stock during the six month period ended June 30, 2011. The Company’s November 2009 Credit Facility has been amended to authorize such repurchases (see Note 2).

Acquisitions

Cequint, Inc.

On September 8, 2010, the Company entered into the Agreement and Plan of Merger (the Merger Agreement) which provided for the merger of Cequint, Inc. (Cequint) with and into Thunder Acquisition Corp., a wholly owned subsidiary of the Company formed for the purpose of the acquisition. Cequint provides carriergrade caller ID products and enhanced services to tier-one U.S. mobile operators and has been integrated into the Company’s telecommunication services division. On October 1, 2010, the Company completed the merger in accordance with the terms and conditions of the Merger Agreement. The initial purchase price for the acquisition was $50.0 million consisting of $46.9 million in cash and $3.1 million in Company stock issued to certain management shareholders of Cequint. The stock consideration consisted of 178,823 shares at a fair value of $17.11 per share, which included restrictions on transfer that expire as follows: one third of total shares issued on the first anniversary of the date of acquisition; one third of total shares issued on the second anniversary of the date of acquisition; and one third of total shares issued on the third anniversary of the date of acquisition. The purchase price may be adjusted in the future by an additional $52.5 million in cash based upon the achievement of four specific profit-related milestones, during the period which commenced on June 1, 2011, and not to extend beyond May 31, 2014 (the Earn-Out Period), for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to certain executives and key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is payable, it will be recorded as compensation expense as described below.

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

As of the acquisition date, the Company recorded a liability of $31.8 million representing the estimated fair value of the contingent purchase consideration of $52.5 million based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones. In calculating this liability, the Company applied a rate of probability to each scenario, as well as a risk-adjusted discount factor, to derive the estimated fair value of the consideration as of the acquisition date. This fair value is based on significant unobservable inputs, including management estimates and assumptions, and accordingly is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures. This liability will be re-measured each reporting period and changes in the fair market value will be recorded as a separate line item in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and likely achievement of the relevant milestones. Since the date of acquisition, the Company has recognized a $2.5 million increase in the fair value of the contingent consideration related primarily to the change in the discount period (accretion due to the passage of time).

The potential $10.0 million of performance payments will be recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs will be treated as compensation expense and will be included in operating expenses in the Company’s consolidated statement of operations. During the three months ended June 30, 2011, the Earn-Out period commenced and $0.1 million of compensation expense has been included in operating expenses in the Company’s consolidated statement of operations for that period.

The Company funded the acquisition of Cequint through a new $50 million term loan facility using the accordion feature of the November 2009 Credit Facility (see Note 2). The condensed consolidated statements of operations include the results of the Cequint acquisition from October 1, 2010.  The acquisition of Cequint has been accounted for as a business combination under FASB ASC 805, Business Combinations.

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

The purchase price for Cequint was allocated as follows (in thousands):

Amount
Purchase price allocation:
Cash	$463
Accounts receivable, net	1,768
Prepayments and other assets	257
Deferred tax asset	5,061
Property and equipment	1,264
Goodwill	23,975
Identifiable intangible assets
Developed technology	17,200
Customer relationships	48,600
Covenants not to compete	10,100
Total assets	108,688
Accounts payable, accrued expenses and other current liabilities	(1,247)
Deferred tax liability	(25,635)
Total purchase price	$81,806

Reconciliation of Cequint purchase price to cash consideration, as follows (in thousands):

Total purchase price	$81,806
Less non cash items:
Company Stock issued	(3,060)
Contingent consideration	(31,800)
46,946
Less cash received	(463)
Cash consideration	$46,483

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

The allocation of the purchase price for Cequint has not been finalized as of June 30, 2011 as certain information required to confirm the assumptions used in the initial valuation of the acquired assets and liabilities remains outstanding.

Unaudited pro forma results of operations assuming the Cequint acquisition had taken place at the beginning of the period are not provided because the historical operating results of Cequint were not significant and pro forma results would not be significantly different from reported results for the periods presented.

During the three and six months ended June 30, 2011, Cequint contributed revenue of $2.8 million and $5.4 million, and a net loss of $3.4 million and $6.2 million, respectively. These amounts have been included in the Company’s consolidated statement of operations for the three and six months months ended June 30, 2011.

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

In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, the Company reviews long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company at the lowest level will assess whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition. For the Company’s customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. No impairment or accelerated amortization charges were recorded during the three months ended June 30, 2011. During the six months ended June 30, 2010, the Company accelerated amortization on a portion of its customer relationship intangible asset by $1.9 million, from a carrying value of $2.8 million to a fair value of $0.9 million, due to declines in expected revenues.

During the three months ended June 30, 2010, the Company made a decision to phase out $6.2 million of surplus network monitoring assets that were no longer required following the acquisition of the CSG and were therefore being removed from service. The Company recorded additional depreciation and amortization expense related to these assets of $0.7 million during the six months ended June 30, 2011, and $3.2 million during the three and six months ended June 30, 2010. As of February 28, 2011, the net book value of these assets had been written down to zero.

The calculation of fair value in accordance with ASC 350 and 360 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. The Company’s estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of the Company’s long-lived assets could be reduced through impairment charges in the future. Additionally, changes in the timing of estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets including intangibles.

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

The Company considers the criteria established primarily by FASB ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The revenues for which there are gross vs. net considerations include regulatory network charges levied on our customers. Regulatory network charges include messaging signaling unit charges related to the Company’s Signaling System No. 7 (SS7) network and Universal Service Fund charges applicable to interstate telecommunications services approved or imposed by the Federal Communications Commission. The Company believes that the indicators under ASC 605-45 support gross revenue presentation since the Company is the primary obligor in the arrangement and carries the underlying traffic over its data communications network and has sole discretion over whether to include such regulatory charges in the amounts invoiced to customers. Included in revenue for both the three months ended June 30, 2010 and 2011, are $3.1 million related to these pass-through charges and cost of network services. Included in revenue for both the six months ended June 30, 2010 and 2011 are $6.0 million related to these pass-through charges and cost of network services.

In certain of our international locations, the Company enters into revenue sharing arrangements with third parties related to data communications services it provides to the payment processing industry. Certain of the Company’s international payment processing customers elect to configure end-user POS terminals with a caller-paid number. In this type of POS terminal configuration, the end-user is responsible for paying a regulated charge for each call to its underlying telecommunications carrier with which it contracts directly. The telecommunications carrier collects the regulated charge from the end-user and bears the credit risk in the transaction. The telecommunications carrier then remits the charge to the Company, withholding a fee for the use of its network in delivering the call to the Company. The Company then will pass these charges through to the payment processor, withholding a portion of the amount as a fee. Based on the Company’s contractual arrangements with its payment processing customers, it has no obligation to remit cash until and unless the cash is remitted to the Company by the telecommunications carrier. The end-user looks to the telecommunications carrier for the provision of data communications access to the POS device and the payment processer for the processing of card-based payments. The Company believes that the indicators under ASC 605-45 support net revenue presentation since the telecommunications provider and payment processor, not the Company, are the primary obligors in the arrangement and the Company does not bear the credit risk. For the three months ended June 30, 2010 and 2011, revenue share was $6.0 million and $8.7 million, respectively. For the six months ended June 30, 2010 and 2011, revenue share was $15.5 million and $16.9 million, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of June 30, 2011, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

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

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated financial statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Cost of network services	$140	$176	$339	$309
Engineering and development	206	353	516	633
Selling, general and administrative	1,008	757	2,713	1,506
	$1,354	$1,286	$3,568	$2,448

As of June 30, 2011, there was a total of $7.2 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended June 30, 2011 the Company granted no stock options and 3,500 restricted stock units at a weighted average estimated fair value of $16.26. During the six months ended June 30, 2011 the Company granted no stock options and 181,900 restricted stock units at a weighted average estimated fair value of $18.39. During the three months ended June 30, 2010 the Company granted no stock options and 188,950 restricted stock units at a weighted average estimated fair value of $26.80. During the six months ended June 30, 2010, the Company granted 669 stock options and 200,511 restricted stock units at weighted average estimated fair values of $11.43 and $26.64, respectively. As of June 30, 2011, there was a total of $6.8 million of unrecognized compensation expense related to these awards, which is included in the $7.2 million total unrecognized compensation cost mentioned above.

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

In April 2009, the Company made certain long-term performance-based stock compensation awards (the 2009 Equity Performance Awards). The 2009 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. Based upon the Company’s performance in 2009, the results of which were approved by the Company’s board of directors in February 2010, the plan participants earned 100% of the potential payout under the Company’s 2009 Equity Performance Awards. The total number of awards issued under the Company’s 2009 Equity Performance Awards was 311,500 restricted stock units which represented 100% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $16.85. As of June 30, 2011, there was a total of $0.3 million of unrecognized compensation expense related to these performance based awards which is included in the $7.2 million total unrecognized compensation cost mentioned above.

In February 2010, the Company made certain long-term performance-based stock compensation awards (the 2010 Equity Performance Awards). The 2010 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company’s 2010 Equity Performance Awards, assuming that the target payout level was achieved, would be 235,086 restricted stock units. Based on forecast achievement levels, the Company expects to award 8,104 restricted stock units. The weighted average grant date fair value of restricted stock units granted was $23.66. As of June 30 2011, there was a total of $0.1 million of unrecognized compensation expense related to these performance based awards which is included in the $7.2 million total unrecognized compensation cost mentioned above.

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

During the three months ended June 30, 2011, the Company concluded that a portion of the undistributed earnings of certain select foreign subsidiaries would no longer be considered indefinitely reinvested.  After comparing the forecasted excess earnings of its domestic and select foreign subsidiaries to the opportunities for reinvestment, the Company changed its indefinite reinvestment assertion with respect to the current and future earnings of its UK and Irish subsidiaries, as it no longer has specific plans for reinvestment of those earnings in the foreseeable future.  As a result of this change, the Company recorded a deferred tax liability of $7.1 million during the six months ended June 30, 2011.  However, this change in assertion had no net impact on tax expense for the period, as the deferred tax liability was fully offset by a corresponding decrease to the Company’s U.S. valuation allowance.

The Company’s effective tax rate for the six months ended June 30, 2010 and 2011 of 43.7% and 64.6%, respectively, differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2010.

2. Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2010	June 30, 2011
Revolving credit facility	$49,370	$34,370
Term Loan	358,125	338,750
Total credit facility outstanding	407,495	373,120
Unamortized discount	(3,871)	(3,332)
	403,624	369,788
Less: Current portion, net of discount	(18,488)	(8,627)
Long-term portion	$385,136	$361,161

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

Payments on the Term Facility and Incremental Term Loan are due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan are applied as directed by the Company. The outstanding balance on the Revolving Facility is due on November 18, 2014. In February 2011, the Company made voluntary repayments of $15 million on the Revolving Facility. In June 2011, the Company made voluntary prepayments of $10 million on the Term Loan. At June 30, 2011, borrowing availability under the Revolving Facility was $65.2 million.

The total scheduled remaining payments on the November 2009 Credit Facility, which includes the Incremental Term Loan and additional amounts borrowed from the Revolving Facility to date are as follows (in thousands):

2011	$—
2012	18,125
2013	18,750
2014	53,120
2015	283,125
$373,120

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

The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of June 30, 2011, the Company is required to maintain a leverage ratio of less than 3.25 to 1.0. The Company’s leverage ratio as of June 30, 2011 was 2.7 to 1.0. The maximum leverage ratio declines over the term of the November 2009 Credit Facility. Also the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company’s consolidated fixed charge coverage ratio as of June 30, 2011 was 1.7 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Effective October 1, 2010, the restricted payments covenant was amended to permit stock repurchases of up to $50 million until 18 months after this date, with such repurchases exempt from the minimum consolidated fixed charge coverage ratio covenant. Thereafter, stock repurchases are subject to a minimum required excess cash flow availability of $40 million and if the Company has a pro forma maximum leverage ratio of greater than 2.50 to 1.00, the Company is permitted to purchase shares at an amount equal to 50% of cumulative reported excess cash flow. If the Company has a pro forma maximum leverage ratio of 2.50 to 1.00 or greater but less than 3.00 to 1.00, the Company is permitted to purchase shares at an amount equal to the lesser of $30 million and 50% of cumulative reported excess cash flow, or if the Company has a pro forma maximum leverage ratio of 3.00 to 1.00 or greater, the Company is permitted to purchase shares at an amount equal to the lesser of $20 million and 50% of cumulative reported excess cash flow. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of June 30, 2011.

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

3. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Net income	$6,492	$1,147	$7,600	$1,852
Foreign currency translation adjustments	(5,617)	1,258	(9,861)	5,225
Total comprehensive income (loss)	$875	$2,405	$(2,261)	$7,077

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

The treasury stock effect of options to purchase 697,208 shares of common stock that were outstanding as of June 30, 2011, and options to purchase 94,954 shares of common stock that were outstanding as of June 30, 2010 were excluded from the computation of diluted net income per common share for the three and six months ended June 30, 2011 and 2010, respectively, as their effect would have been anti-dilutive.

The Company’s basic and diluted earnings per common share are presented below (amounts in thousands except number of shares and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Net income	$6,492	$1,147	$7,600	$1,852
Weighted average common share calculation:
Basic weighted average common shares outstanding	26,129,527	25,508,019	26,028,707	25,481,578
Treasury stock effect of outstanding options to purchase	297,899	111,047	327,980	131,840
Treasury stock effect of unvested restricted stock units	454,175	99,680	443,493	94,580
Diluted weighted average common shares outstanding	26,881,601	25,718,746	26,800,181	25,707,997
Net income per common share:
Basic net income per common share	$0.25	$0.04	$0.29	$0.07
Diluted net income per common share	$0.24	$0.04	$0.28	$0.07

5. Segment Information

The Company’s management evaluates revenues for three business divisions: telecommunication services, payments and financial services. The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the consolidated financial results.

Revenue for the Company’s three business divisions is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Revenues:
Telecommunication services	$64,262	$71,484	$129,723	$139,931
Payments	50,282	53,841	97,984	102,440
Financial services	16,655	16,999	33,068	33,615
Total revenues	$131,199	$142,324	$260,775	275,986

Management evaluates the Company’s performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as net income before depreciation, amortization, stock compensation expense, interest expense, other income (expense), equity in net loss of unconsolidated affiliate, contingent consideration expense, milestone compensation expense and provision for income taxes. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results. The Company believes that this measure, viewed in addition to and not in lieu of the Company’s reported GAAP results, provides additional useful information to the investors regarding the Company’s performance and overall operating results exclusive of selected significant non-cash items. This metric is frequently requested by investors and is also an integral part of the Company’s internal reporting to measure the performance of senior management. The Company’s definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

EBITDA before stock compensation expense was approximately $35.3 million and $34.3 million, and $66.9 million and $65.9 million, for the three and six months ended June 30, 2010 and 2011, respectively. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

EBITDA before stock compensation expense differs from net income reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
EBITDA before stock compensation expense	$35,342	$34,289	$66,915	$65,884
Reconciling items:
Depreciation and amortization of property and equipment	(13,540)	(11,383)	(23,792)	(22,936)
Amortization of intangible assets	(8,553)	(10,117)	(19,882)	(20,182)
Stock compensation expense	(1,354)	(1,286)	(3,568)	(2,448)
Interest expense	(5,806)	(6,518)	(11,946)	(13,128)
Interest income and other income (expense), net	2,973	(88)	5,910	(1,067)
Milestone compensation expense	—	(142)	—	(142)
Contingent consideration expense	—	(874)	—	(750)
Equity in net loss of unconsolidated affiliate	—	—	(65)	—
Provision for income taxes	(2,570)	(2,734)	(5,972)	(3,379)
Net income	$6,492	$1,147	$7,600	$1,852

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Telecommunications Services Division
North America	$64,262	$71,484	$129,723	$139,931
Payments Division
North America	$19,924	$15,835	$37,006	$31,636
Europe	24,076	28,385	48,113	54,483
Asia-Pacific	6,283	9,621	12,866	16,321
	$50,282	$53,841	$97,984	$102,440
Financial Services Division
North America	$11,670	$11,088	$23,187	$22,212
Europe	3,015	3,418	6,145	6,647
Asia-Pacific	1,970	2,493	3,735	4,756
	$16,655	$16,999	$33,067	$33,615
Total
North America	$95,856	$98,407	$189,916	$193,779
Europe	27,091	31,803	54,258	61,130
Asia-Pacific	8,253	12,114	16,601	21,077
Total Revenues	$131,199	$142,324	$260,775	$275,986

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2010	June 30, 2011
North America	$440,537	$418,849
Europe	19,343	17,558
Asia-Pacific	20,235	23,007
Total long lived assets	$480,115	$459,414

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

7. Commitments and Contingencies:

Significant Suppliers

Certain key components used in the Company’s network are currently available only from limited sources. The Company has entered into long term contracts with certain vendors for the provision of network equipment and the maintenance of hardware and software utilized on our network. During the second quarter, the Company entered into new significant vendor contracts. The revised future minimum commitment relating to these contracts is as follows (in thousands):

2011	$19,704
2012	33,807
2013	26,631
2014	13,439
2015	1,772
Thereafter	738
$96,092

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

Executive Overview

Financial Highlights

Total revenues increased $15.2 million, or 5.8%, to $276.0 million for the six months ended June 30, 2011, from $260.8 million for the six months ended June 30, 2010. Foreign exchange translation increased revenues by $5.7 million. Excluding the positive effect of foreign exchange rates, total revenues increased $9.5 million, or 3.6%, to $270.3 million for the six months ended June 30, 2011.

Revenues from the telecommunication services division increased $10.2 million, or 7.9%, to $139.9 million for the six months ended June 30, 2011, from $129.7 million for the six months ended June 30, 2010. Revenue growth in this division was primarily driven by the contribution of revenues from the acquisition of Cequint, Inc., a transaction which we closed on October 1, 2010 (see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report). Excluding Cequint’s contribution, growth was driven by our roaming and clearing services due primarily to market share gains for CDMA operations and network services as we have seen increased volumes primarily from mobile operations. These increase were partially offset by declines in our registry services from the expiry in April 2011 of a transition services agreement entered into as part of the acquisition of CSG.

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

As a result of the above mentioned factors, the revenues that we reported in our telecommunication services division decreased from the third quarter of 2009 through the second quarter of 2010 (see table below). We believe we have taken the appropriate actions to stabilize the revenues in this division and have made and will continue to make selected investments in our wireless roaming and clearing platform, IP registry platform, identity and verification services and next-generation IP network services that we believe will help drive future revenue growth in this division. As an example, revenues from our roaming and clearing products in the first half of 2011 increased $3.9 million, or 73.9%, compared to the year-ago period.  As part of our strategy to develop solutions that drive revenue for our telecommunications carrier customers, we acquired Cequint and have integrated this business into our telecommunication services division. Cequint provides carrier—grade caller ID products and enhanced services in partnership with top U.S.-based mobile operators through an embedded software client on certain of our customers’ mobile phone handsets. Cequint will leverage the caller-ID capabilities that we provide to wireline operators through our identity and verification services.

The table below shows the revenue we recognized in our telecommunication services division from the third quarter of 2009 (the first full quarter of the inclusion of CSG’s results) through the second quarter of 2011 (in thousands):

	For the three month period ended
	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011
TSD revenue as reported	$72,419	$68,389	$65,461	$64,262	$64,651	$66,341	$68,447	$71,484
Less:
Pass-through revenue	(2,337)	(2,188)	(1,950)	(2,117)	(2,025)	(1,988)	(1,883)	(2,113)
Cequint revenue	—	—	—	—	—	(2,299)	(2,584)	(2,788)
Total	$70,082	$66,201	$63,511	$62,145	$62,626	$62,054	$63,980	$66,583

Revenues from the payments division increased $4.5 million, or 4.5%, to $102.4 million for the six months ended June 30, 2011, from $98.0 million for the six months ended June 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $5.3 million. Excluding the positive effect of foreign exchange rates, payments revenue decreased $0.9 million against the year ago period. We continued to see growth in our European markets driven primarily by growth in our IP-based network services in the UK and market share gains for our network services, primarily dial-up connectivity, in Italy, Spain, France and Romania.  In Asia Pacific, our card-not-present gateway services were ahead approximately 25% from the year ago period as we expanded an agreement with a key distributor in the region and are seeing increased demand from new and existing customers.  Our network services revenue in the region is flat compared to the year ago period, as we have seen growth in our IP based network services offset by the loss of dial-up transaction volumes as our telecommunications partner lost one of its wholesale customers in the second quarter of 2010.  This growth was offset by declines in our North American business. In North America, as we have previously disclosed, we continue to see declines in our dial-up network service as a result of increased competition and transaction volume declines. In addition, during the second quarter of 2010 one of our ATM processing customers elected to in-source their processing platform which resulted in the sale of their dedicated processing platform in that period. These declines were partially offset by growth in our IP-based network services and card-not present payment gateway, which we introduced in this region in the second half of 2010. As part of our strategy to accelerate growth in this division, we have made selected investments in our IP-based network services as well as our payment gateway offerings and plan to introduce these product sets across all of our key markets over time. For example, in the second half of 2010 we introduced our card-not-present payment gateway into the North American market and plan to introduce this offering in Europe in the second half of 2011.

Revenues from the financial services division increased $0.5 million, or 1.7%, to $33.6 million for the six months ended June 30, 2011, from $33.1 million for the six months ended June 30, 2010. Foreign exchange translation increased revenues by $0.3 million for the six months ended June 30, 2011. Excluding the positive effect of foreign exchange rates, financial services division revenue increased $0.2 million or 0.1%.  Throughout 2010 we faced challenges in our financial services business following the economic downturn in the financial services industry in 2009 which resulted in consolidation among our existing customer base as well as a reduction in the number of market participants (e.g., hedge funds) that utilize our secure trading extranet. In addition, due to changes in the competitive environment for providing low-latency market data exchange services, we have experienced significant declines for this service offering. These factors resulted in year-over-year revenue declines of $3.4 million in North America and $0.7 million in the UK during the first half of 2011. Excluding these declines, revenues increased $2.4 million in North America, $0.7 million in Europe and $1.0 million in Asia Pacific. Revenue increased in North America primarily through growth in endpoints and bandwidth based services to participants in the foreign exchange markets. Revenue growth in Europe was primarily driven by market share gains and the introduction of our bandwidth based services. Revenue growth in Asia Pacific was primarily driven by our expansion efforts to capture the growth opportunities in this region for electronic trading.

Net income decreased $5.7 million to $1.9 million for the six months ended June 30, 2011 from $7.6 million for the same period in 2010. Diluted net income per common share was $0.07 for the six months ended June 30, 2011 compared to $0.28 for the same period in 2010. Adjusted net income (a non-GAAP measure) decreased $6.6 million to $23.9 million for the six months ended June 30, 2011 compared to $30.5 million for the same period in 2010. Adjusted net income per common share (a non-GAAP measure) was $0.93 per share for the six months ended June 30, 2011 compared to $1.14 per share for the same period in 2010. Included in other income (expense), net in our consolidated statements of operations are a pre-tax loss of $1.5 million for the three and six months ended June 30, 2011 compared to a pre-tax gain of $5.4 million for the same period in 2010 related to the revaluation of certain foreign currency denominated assets and liabilities.  EBITDA before stock compensation expense (a non-GAAP measure) decreased $1.0 million to $65.9 million for the six months ended June 30, 2011 from $66.9 million for the same period in 2010.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
EBITDA before stock compensation expense:
Net income (GAAP)	$6,492	$1,147	$7,600	$1,852
Add back the following items:
Equity in net loss of unconsolidated affiliate		—	65
Provision for income taxes	2,570	2,734	5,972	3,379
Other (income) expense, net	(2.903)	179	(5,704)	1,285
Interest income	(70)	(91)	(206)	(218)
Interest expense	5,806	6,518	11,946	13,128
Depreciation and amortization of property and equipment	13,540	11,383	23,792	22,936
Amortization of intangible assets	8,553	10,117	19,882	20,182
Contingent consideration (income) expense	—	874	—	750
Earnout milestone compensation	—	142	—	142
Stock compensation expense	1,354	1,286	3,568	2,448
EBITDA before stock compensation expense	$35,342	$34,289	$66,915	$65,884

Adjusted Net Income:
Net income (GAAP)	$6,492	$1,147	$7,600	$1,852
Add back the following items:
Provision for income taxes	2,570	2,734	5,972	3,379
Amortization of intangible assets	8,553	10,117	19,882	20,182
Contingent consideration (income) expense	—	874	—	750
Earnout milestone compensation	—	142	—	142
Other debt related costs	409	550	1,063	1,078
Stock compensation expense	1,354	1,286	3,568	2,448
Adjusted Net Income before income taxes	19,378	16,850	38,085	29,831
Income tax provision at 20%	(3,876)	(3,370)	(7,617)	(5,966)
Adjusted Net Income	$15,502	$13,480	$30,468	$23,865
Diluted weighted average common shares outstanding	26,881,601	25,718,746	26,800,181	25,707,997
Adjusted Net Income per common share	$0.58	$0.52	$1.14	$0.93

Business Overview

We are an international data communications company which provides network managed connectivity, data communications and value added services to many of the world’s leading retailers, banks and payment processors. We are also a leading provider of secure data network services to the global financial services industry. We operate the largest unaffiliated Signaling System No. 7 network in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. We also provide roaming and clearing services to both domestic and international mobile phone operators. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 60 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 26 countries.

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

Our contingent consideration expense includes the change in fair value of contingent consideration relating to the acquisition of Cequint (See Note 1)

Acquisition of Cequint, Inc.

On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010 (see Note 1). The purchase price, following working capital adjustments, included an initial payment of $50.0 million, consisting of $46.9 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.5 million. As part of the $50.0 million purchase price, Cequint paid off approximately $6.8 million in debt and we assumed approximately $0.4 million in cash. We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature as part of our November 2009 Credit Facility (see Note 2). Cequint provides carrier—grade caller identification products and enhanced services to top U.S.-based mobile operators. We have integrated Cequint into our telecommunication services division. This acquisition has been accounted for as a business combination under FASB ASC 805, Business Combinations. We have included its results since that date in our statement of operations for the three and six months ended June 30, 2011. Therefore, our results for the three and six months ended June 30, 2010 are not comparable.

Share Repurchase Plan

On September 1, 2010 our Board of Directors approved a share repurchase plan authorizing the repurchase of a maximum of $50.0 million of our common stock over the period expiring March 31, 2012. We commenced repurchasing shares on October 1, 2010 and as of August 4, 2011, have repurchased 1,050,247 shares for a total of approximately $19.1 million. The company did not repurchase any shares of its common stock during the three and six months ended June 30, 2011.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Revenues	$131,199	$142,324	$260,775	$275,986
Operating expenses:
Cost of network services, exclusive of the items shown separately below	64,890	71,098	129,331	138,569
Engineering and development	9,106	11,692	18,553	22,339
Selling, general, and administrative	23,215	26,673	49,544	51,784
Contingent consideration expense	—	874	—	750
Depreciation and amortization of property and equipment	13,540	11,383	23,792	22,936
Amortization of intangible assets	8,553	10,117	19,882	20,182
Total operating expenses	119,304	131,837	241.102	256,560
Income from operations	11,895	10.487	19,673	19,426
Interest expense	(5,806)	(6,518)	(11,946)	(13,128)
Interest income	70	91	206	218
Other income (expense), net	2,903	(179)	5,704	(1,285)
Income before income tax benefit and equity in net loss of unconsolidated affiliates	9,062	3,881	13,637	5,231
Income tax provision	(2,570)	(2,734)	(5,972)	(3,379)
Equity in net loss of unconsolidated affiliates	—	—	(65)	—
Net income	$6,492	$1,147	$7,600	$1,852

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues.  Total revenues increased $11.1 million, or 8.5%, to $142.3 million for the three months ended June 30, 2011, from $131.2 million for the three months ended June 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $4.7 million. Excluding the effect of foreign exchange rates, total revenues increased $6.4 million, or 4.9%, to $137.6 million for the three months ended June 30, 2011.

We generate revenues through three business divisions; the telecommunication services division (TSD), the payments division, and the financial services division (FSD).

Telecommunication services division.  Revenues from the telecommunication services division increased $7.2 million, or 11.2%, to $71.5 million for the three months ended June 30, 2011, from $64.3 million for the three months ended June 30, 2010. Included in second quarter 2011 were revenues of $2.8 million from Cequint. Excluding the contribution from Cequint, revenues increased $4.4 million, or 6.9%, as follows:

•                    Revenue from identity and verification services increased $1.4 million, or 5.0%, due to $3.5 million from new caller name storage customer wins which was partially offset by the following: $1.0 million from the loss of caller name storage contracts primarily in the second quarter of 2010; $0.4 million due to a loss by one of TNS’ caller name wireline customers of a portion of its wholesale business in the third quarter of 2010; and $0.7 million primarily due to price concessions on the renewal of certain customer contracts.

•                    Revenue from network services increased $1.5 million, or 5.6%, due to $2.1 million related to increased demand for signaling services from new and existing customers, which was partially offset by a reduction of $0.6 million due to price concessions on the renewal of certain customer contracts.

•                    Revenue from registry services decreased $0.7 million, or 10.7%, due to the following: $0.6 million related to the expiry of a transition services agreement under which we were providing services to a customer through a platform acquired through the CSG acquisition; $0.5 million due to price concessions on the renewal of certain customer contracts; and $0.2 million from lower volumes in our toll-free number database service. These reductions were partially offset by increases of $0.4 million from increased demand for our local number portability database services and $0.2 million from increased demand for our IP registry services.

•                    Revenue from roaming and clearing products increased $2.2 million, or 89.2%, due primarily to market share gains and to a lesser extent from increased demand for services from existing customers.

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

Payments division.  Revenue from the Payments Division increased $3.5 million, or 7.1%, to $53.8 million for the three months ended June 30, 2011 from $50.3 million for the three months ended June 30, 2010.  The positive effect of foreign currency translation on a year-over-year basis was $4.4 million. Excluding the effect of foreign exchange rates, revenues decreased $0.9 million to $49.4 million as follows:

Network services:

•                    Europe: revenue increased $0.9 million, or 4.7%, due to $0.7 million in market share gains and increased demand for our dial-up network services, primarily in Italy, Spain and Romania and $0.5 million in the UK due to growth in demand for IP-based network services, partially offset by $0.3 million decreases in dial-up network services in France and other smaller markets.

•                    Asia Pacific: revenue increased $0.3 million, or 8.7%, due to an increase of $0.5 million from increased demand for our IP-based network services partially offset by $0.2 million relating to the loss by one customer of a significant portion of its dial-up network services, as previously disclosed.

•                    North America: revenue decreased $2.2 million, or 14.0%, due to a decrease of $2.0 million in our dial business from $1.1 million due to transaction volume declines and $0.9 million in lower average transaction pricing related to the renewal of certain customers contracts and a decrease of $0.2 million in IP-based network services. We have recently seen an increase in the competitive environment for our dial-up network services in the United States and as a result in 2011 it is likely our revenue per transaction will decrease and depending upon the number of dial-up transactions we transport our dial-up revenues may continue to decrease.  We currently estimate the impact of these pricing concessions to reduce our annual U.S. dial-up revenues by $4 million — $5 million in 2011 as compared to 2010.

Payment gateway services:

•                    Europe: our payment gateway revenue in Europe is derived from card-holder present services provided through our UK subsidiary. This revenue remained flat on a year-over-year basis.

•                    Asia Pacific: revenue increased $1.5 million, or 50.7%, due to increased transaction volumes of $1.2 million from our cardholder-not-present services and an increase of $0.3 million in development revenue.

•                    North America: revenue increased $0.1 million, or 10.5%, due to the launch of our North American cardholder-not present platform in the third quarter of 2010.

Payment processing and other services:

•                    Europe: revenue, which is derived from our payment processing business in the UK, increased $0.6 million, or 26.3%, primarily due to increased transaction volumes.

•                    North America: revenue decreased $2.0 million, or 75.8%, due to the following: a decision made by one of our customers in the second quarter of 2010 to exercise its right under its contract to in-source its processing services resulting in the sale of a dedicated processing platform for $1.4 million in the second quarter of 2010 and an associated decrease in recurring revenue of $0.4 million; and $0.2 million from our ATM software product which we ceased selling, as previously disclosed.

Future revenue growth in the payments division depends on a number of factors including the success of our IP-related network services and payment gateway applications, the success of our payments products in countries we have recently entered, the total number of dial-up transactions we transport and global economic conditions. Smaller merchants, which represent a large portion of the user base for our dial-up services, in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. We have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we primarily attribute to the overall weakness of the global economy.

Financial services division.  Revenues from the financial services division increased $0.3 million, or 2.1%, to $17.0 million for the three months ended June 30, 2011, from $16.7 million for the three months ended June 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $0.3 million. Excluding the impact of foreign exchange rates, financial services revenue remained flat on a year-over-year basis as follows:

•                    North America: revenue decreased $0.6 million, or 5.0%, due to $1.8 million of loss of endpoints and market data access services that we believe is attributable to negative economic factors impacting the financial services industry, which was partially offset by $1.2 million of growth in new endpoints and sales of bandwidth-based services primarily to participants in the foreign exchange community.

•                    Europe: revenue increased $0.1 million, or 2.5%,  due to market share gains of $0.4 million which were partially offset by $0.3 million related to the loss of endpoints and market data access services in the UK.

•                    Asia Pacific: revenue increased $0.5 million, or 26.5%, due to the continued expansion of the number of customer endpoints connected to TNS’ network.

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

Cost of network services.  Cost of network services increased $6.2 million, or 9.6%, to $71.1 million for the three months ended June 30, 2011, from $64.9 million for the three months ended June 30, 2010. On a constant dollar basis, cost of network services would have increased $4.4 million to $69.3 million. This was due to the following increases: $1.7 million due to higher volumes in our TSD division, primarily related to increased demand for our identity and verification services; $1.2 million in personnel and systems costs primarily to support our IP registry, roaming and clearing and payment gateway platforms; $0.7 million from our acquisition of Cequint; $0.5 million in Payments due to $0.6 million in dial access rates in North America offset by $0.3 million primarily due to reduced volumes and $0.2 million to support our revenue growth in Europe and Asia Pacific; and $0.3 million in our FSD division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific.

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

Gross profit. Gross profit represented 50.0% of total revenues for the three months ended June 30, 2011, compared to 50.5% for the three months ended June 30, 2010. On a constant dollar basis, gross margins for the three months ended June 30, 2011 represented 49.5%. of total revenues. This decrease was due primarily to margin declines in our payments division, driven by declines in our North American dial-up network services business and the one time equipment sale in the second quarter of 2010; margin declines in our financial services division in North America due to a reduction in trading connections between endpoints; and investments in personnel and systems to support our payment gateway offerings. This was partially offset by the inclusion of Cequint, which carries higher gross margins.

Engineering and development expense.  Engineering and development expense increased $2.6 million, or 28.4%, to $11.7 million for the three months ended June 30, 2011, from $9.1 million for the three months ended June 30, 2010. On a constant dollar basis, engineering and development expense increased $2.2 million, or 24.2%, and represented 8.2% and 6.9% of revenues for the three months ended June 30, 2011 and 2010, respectively. The increase in engineering and development costs was primarily due to the following: $2.5 million in costs resulting from our acquisition of Cequint; $1.3 million in additional headcount related costs and $0.6 million in system maintenance costs to support our payment gateway, verification and IP registry services. This was partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $2.2 million due to incremental investments in our growth initiatives, which include Cequint.

Selling, general and administrative expense.  Selling, general and administrative expenses increased $3.5 million, or 15.1%, to $26.7 million for the three months ended June 30, 2011, from $23.2 million for the three months ended June 30, 2010. On a constant dollar basis, selling, general and administrative expenses would have increased $2.4 million, or 10.3%, to $25.6 million and represented 18.6% and 17.7% of revenues for the three months ended June 30, 2011 and 2010, respectively. This was due to the following increases: $2.2 million in variable cash incentive compensation, and $1.3 million in headcount and related costs required to support our growth initiatives, including Cequint. These increases were partially offset by the following decreases; $0.7 million in headcount and other cost synergies related to the integration of CSG, $0.2 million in stock compensation due primarily to a decrease in performance related stock compensation and $0.2 million in severance charges related to restructuring activities in North America.

Contingent consideration expense.  Contingent consideration expense of $0.9 million for the three months ended June 30, 2011, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 1 to the financial statements for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our condensed consolidated statement of operations.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment decreased $2.1 million, or 15.9%, to $11.4 million for the three months ended June 30, 2011, from $13.5 million for the three months ended June 30, 2010. On a constant dollar basis, depreciation and amortization of property and equipment decreased $2.2 million to $11.3 million and represented 8.1% and 10.3% of revenue for the three months ended June 30, 2011 and 2010, respectively. The decrease in depreciation expense was primarily due to an accelerated depreciation charge of $3.2 million recorded in the second quarter of 2010 related to the phasing out of $6.2 million of surplus network assets and office equipment following the integration of the legacy CSG and TNS operations. Excluding the accelerated charge related to surplus assets, depreciation and amortization of property and equipment increased $1.0 million due to capital expenditure investments in our growth initiatives, including Cequint.

Amortization of intangible assets.  Amortization of intangible assets increased $1.5 million, or 18.3%, to $10.1 million for the three months ended June 30, 2011, from $8.6 million for the three months ended June 30, 2010. Included in amortization of intangible assets for the three months ended June 30, 2011 was $1.8 million related to the acquisition of Cequint. Excluding the impact of Cequint, amortization of intangible assets decreased by $0.3 million primarily due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense increased $0.7 million to $6.5 million for the three months ended June 30, 2011, from $5.8 million for the three months ended June 30, 2010. Amortization of deferred financing fees and original issue discount for the three months ended June 30, 2011 and 2010, was $0.6 million and $0.4 million, respectively. Excluding these charges, cash interest expense increased $0.5 million to $5.9 million, primarily due to the impact of increased borrowing levels as a result of our acquisition of Cequint on October 1, 2010, partially offset by debt repayments.

Other (expense) income, net.  Other (expense) income was a loss of $0.1 million for the three months ended June 30, 2011 compared to a gain of $3.0 million for the three months ended June 30, 2010. Included in other income (expense) was a loss of approximately $0.4 million compared to a gain of $2.9 million for the three months ended June 30, 2011 and 2010, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro and Australian dollar.

Income tax provision.  For the three months ended June 30, 2011, our income tax provision was approximately $2.7 million compared to $2.6 million for the three months ended June 30, 2010. Our effective tax rate was 70.5% and 28.4% for the three months ended June 30, 2011 and 2010, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenues.  Total revenues increased $15.2 million, or 5.8%, to $276.0 million for the six months ended June 30, 2011, from $260.8 million for the six months ended June 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $5.7 million. Excluding the effect of foreign exchange rates, total revenues increased $9.5 million, or 3.6%, to $270.3 million for the six months ended June 30, 2011.

We generate revenues through three business divisions; the telecommunication services division (TSD), the payments division, and the financial services division (FSD).

Telecommunication services division.  Revenues from the telecommunication services division increased $10.2 million, or 7.9%, to $139.9 million for the six months ended June 30, 2011, from $129.7 million for the six months ended June 30, 2010. Included in the six months ended June 30, 2011 were revenues of $5.4 million from Cequint, Inc. Excluding the contribution from Cequint, revenues increased 3.7%, or $4.8 million, as follows:

•                    Revenue from identity and verification services increased $0.1 million, or 0.1%, due to $4.7 million from new caller name storage customer wins which was partially offset by the following decreases: $2.4 million from the loss of caller name storage contracts primarily in the second quarter of 2010; $0.9 million due to a loss by one of TNS’ caller name wireline customers of a portion of its wholesale business in the third quarter of 2010; $0.8 million primarily due to price concessions on the renewal of certain customer contracts; $0.3 million from lower volumes in our fraud and validation service; and a further $0.2 million in revenue from fraud and validation services due to the loss of a customer which became a competitor following the acquisition of the CSG business.

•                    Revenue from network services increased $1.7 million, or 3.3%, due to $4.5 million related to increased demand for signaling services from new and existing customers, which was partially offset by a reduction of $2.8 million primarily due to price concessions on the renewal of certain customer contracts.

•                    Revenue from registry services decreased $0.9 million, or 6.2%, due to $0.7 million related to the expiry of a transition services agreement acquired through the CSG acquisition and $0.7 million related to price concessions on the renewal of certain customer contracts. This was partially offset by an increase of $0.5 million due to higher demand for our IP registry services.

•                    Revenue from roaming and clearing products increased $3.9 million, or 73.9%, due primarily to market share gains and to a lesser extent from increased demand for services from existing customers.

Payments division.  Revenue from the Payments Division increased $4.4 million, or 4.5%, to $102.4 million for the six months ended June 30, 2011 from $98.0 million for the six months ended June 30, 2010.  The positive effect of foreign currency translation on a year-over-year basis was $5.3 million. Excluding the effect of foreign exchange rates, revenues decreased $0.9 million or 0.9% to $97.1 million as follows:

Network services:

•                    Europe: revenue increased $2.8 million, or 7.1%, due to $1.5 million primarily in market share gains for our dial-up network services and to a lesser extent increased demand for our IP-based network services, primarily in France, Italy, Spain and Romania and $1.3 million in the UK due to growth in demand for IP-based network services.

•                    Asia Pacific: revenue remained flat due to a decrease of $1.0 million relating to the loss by one customer of a significant portion of its wholesale dial-up network services, beginning in the second quarter of 2010 partially offset by an increase of $1.0 million due to increased demand for our IP-based network services.

•                    North America: revenue decreased $3.1 million, or 10.6%, due to a decrease of $3.4 million in our dial business from $1.5 million due to transaction volume declines and $1.9 million in lower average transaction pricing related to certain customers as previously disclosed, partially offset by an increase of $0.3 million in IP-based network services. We have recently seen an increase in the competitive environment for our dial-up network services in the United States and as a result in 2011 it is likely our revenue per transaction will decrease and depending upon the number of dial-up transactions we transport our dial-up revenues may continue to decrease.  We currently estimate the impact of these pricing concessions to reduce our annual U.S. dial-up revenues by $4 million — $5 million in 2011.

Payment gateway services:

•                    Europe: our payment gateway revenue in Europe is derived from card-holder present services provided through our UK subsidiary. This revenue remained flat on a year-over-year basis.

•                    Asia Pacific: revenue increased $1.4 million, or 24.6%, due to increased transaction volumes of $1.7 million from our cardholder-not-present services partially offset by a decrease of $0.3 million in development revenue.

•                    North America: revenue increased $0.2 million, or 8.3%, due primarily to the launch of our North American cardholder-not present platform in the third quarter of 2010.

Payment processing and other services:

•                    Europe: revenue, which is derived from our payment processing business in the UK, increased $0.7 million, or 16.7%, primarily due to increased transaction volumes.

•                    North America: revenue decreased $2.7 million, or 68.4% due to a decision made by one of our customers in the second quarter of 2010 to exercise its right under its contract to in-source its processing services resulting in the sale of a dedicated processing platform for $1.4 million in the second quarter of 2010 and an associated decrease in recurring revenue of $0.9 million; and $0.4 million from our ATM software product which we ceased selling, as previously disclosed.

Financial services division.  Revenues from the financial services division increased $0.5 million, or 1.7%, to $33.6 million for the six months ended June 30, 2011, from $33.1 million for the six months ended June 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $0.3 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.2 million or 0.1% to $33.3 million as follows:

•                    Europe: revenue increased $0.1 million, or 2.1%, due to market share gains of $0.8 million which were partially offset by $0.7 million related to the loss of endpoints and market data access services in the UK.

•                    Asia Pacific: revenue increased $1.0 million, or 27.5%, due to the continued expansion of the number of customer endpoints connected to our network.

•                    North America: revenue decreased $1.0 million, or 4.3%, due to $3.4 million of loss of endpoints and market data access services which we believe is attributable to negative economic factors impacting the financial services industry, which was partially offset by $2.4 million of growth in new endpoints and sales of bandwidth-based services primarily to participants in the foreign exchange community.

Cost of network services.  Cost of network services increased $9.3 million, or 7.1%, to $138.6 million for the six months ended June 30, 2011, from $129.3 million for the six months ended June 30, 2010. On a constant dollar basis, cost of network services would have increased $7.1 million, or 5.5%, to $136.4 million. This was due to the following increases: $2.3 million in our payments division due to $1.6 million in dial access rates in North America offset by $0.4 million primarily due to reduced volumes and $0.9 million to support our revenue growth in Europe and Asia Pacific; $1.1 million from our acquisition of Cequint; $0.9 million due to higher volumes in our TSD division, primarily related to increased demand for our identity and verification services; $0.7 million in our FSD division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific; and $2.0 million in shared network, payroll and overhead expense primarily to support our IP registry, roaming and clearing and payment gateway platforms.

Gross profit. Gross profit represented 49.8% of total revenues for the six months ended June 30, 2011, compared to 50.4% for the six months ended June 30, 2010. On a constant dollar basis, gross margins for the six months ended June 30, 2011 decreased to 49.5%. This decrease was due primarily to margin declines in our payments division, driven by declines in our North American dial-up network services business and the one time equipment sale in the second quarter of 2010; margin declines in our financial services division in North America due to a reduction in trading connections between endpoints; and investments in personnel and systems to support our payment gateway offerings and to a lesser extent from pricing concessions and volume reductions related to legacy CSG customers. This was partially offset by a reduction in fixed network expense from the integration of the legacy CSG network with TNS’ network; and the inclusion of Cequint, which carries higher margins.

Engineering and development expense.  Engineering and development expense increased $3.7 million, or 20.4%, to $22.3 million for the six months ended June 30, 2011, from $18.6 million for the six months ended June 30, 2010. On a constant dollar basis, engineering and development expense increased $3.2 million, or 17.2%, and represented 8.1% and 7.1% of revenues for the six months ended June 30, 2011 and 2010, respectively. The increase in engineering and development costs was primarily due to the following: $4.3 million in costs resulting from our acquisition of Cequint; $1.8 million in additional headcount related costs; and $1.4 million in system maintenance costs to support our support our payment gateway, verification and IP registry services. This was partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $4.3 million due to incremental investments in our growth initiatives, which include Cequint.

Selling, general and administrative expense.  Selling, general and administrative expenses increased $2.3 million, or 4.6%, to $51.8 million for the six months ended June 30, 2011, from $49.5 million for the six months ended June 30, 2010. On a constant dollar basis, selling, general and administrative expenses would have increased $0.9 million, or 1.8%, to $50.4 million and represented 18.7% and 19.0% of revenues for the six months ended June 30, 2011 and 2010, respectively. This was due to the following increases: $1.3 million in variable cash incentive compensation; and $2.4 million in headcount and related costs required to support our growth initiatives, including Cequint. These increases were partially offset by the following decreases; $1.2 million in headcount and other cost synergies related to the integration of CSG, $1.2 million in stock compensation due primarily to a decrease in performance related stock compensation and $0.4 million in severance charges related to restructuring activities in North America.

Contingent consideration expense.  Contingent consideration expense of $0.8 million for the six months ended June 30, 2011, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 1 for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our condensed consolidated statement of operations.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment decreased $0.9 million, or 3.6%, to $22.9 million for the six months ended June 30, 2011, from $23.8 million for the six months ended June 30, 2010. On a constant dollar basis, depreciation and amortization of property and equipment decreased $1.2 million to $22.6 million and represented 8.4% and 10.3% of revenue for the three months ended June 30, 2011 and 2010, respectively. Included in depreciation and amortization of property and equipment is an accelerated depreciation charge of $0.7 million and $3.2 million recorded in the six months ended June 30, 2011, and June 30, 2010, respectively. These accelerated depreciation charges relate to the phasing out of $6.2 million of surplus network assets and office equipment following the integration of the legacy CSG and TNS operations. Excluding the accelerated charges related to surplus assets, depreciation and amortization of property and equipment increased $1.3 million due to capital expenditures to support our growth initiatives, including Cequint.

Amortization of intangible assets.  Amortization of intangible assets increased $0.3 million, or 1.5%, to $20.2 million for the six months ended June 30, 2011, from $19.9 million for the six months ended June 30, 2010. Included in amortization of intangible assets for the six months ended June 30, 2011 was $3.6 million related to the acquisition of Cequint. Included in amortization for the six months ended June 30, 2010, was $1.9 million related to the impairment of certain customer relationship intangible assets. Excluding these items, amortization of intangible assets decreased by $1.4 million primarily due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense increased $1.2 million to $13.1 million for the six months ended June 30, 2011, from $11.9 million for the six months ended June 30, 2010. Amortization of deferred financing fees and original issue discount for the six months ended June 30, 2011 and 2010, was $1.1 million in both periods. Excluding these charges, cash interest expense increased  primarily due to the impact of increased borrowing levels as a result of our acquisition of Cequint on October 1, 2010 partially offset by debt repayments.

Other (expense) income, net.  Other (expense) income was a loss of $1.1 million for the six months ended June 30, 2011 compared to a gain of $5.9 million for the six months ended June 30, 2010. Included in other income (expense) was a loss of approximately $1.5 million compared to a gain of $5.4 million for the six months ended June 30, 2011 and 2010, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro and Australian dollar.

Income tax provision.  For the six months ended June 30, 2011, our income tax provision was approximately $3.4 million compared to $6.0 million for the six months ended June 30, 2010. Our effective tax rate was 64.6% and 43.7% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Additional Information

Non-GAAP Measures

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including EBITDA before stock compensation expense, adjusted net income and adjusted net income per share. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. Reconciliations of each of these non-GAAP measures to the corresponding GAAP measure are included on page 20 in this 10-Q.

EBITDA before stock compensation expense is determined by adding the following items to Net Income, the closest GAAP financial measure: equity in net loss of unconsolidated affiliate, income tax provision, other income (expense), interest expense, depreciation and amortization of property and equipment, amortization of intangibles, contingent consideration expense, milestone compensation expense and stock compensation expense.

Adjusted net income is determined by adding the following items to Net Income, the closest GAAP financial measure: provision for income taxes, certain non-cash items, including amortization of intangible assets, stock compensation expense, the change in fair value of contingent consideration, milestone compensation expense and the amortization of debt issuance costs, and the result is tax effected at an assumed long-term tax rate of 20%, which excludes the effect of our net operating losses. The assumed long-term tax rate of 20% takes into consideration the following primary factors: the income generated outside of the U.S. which is taxed at substantially lower rates than U.S. statutory rates; the cash benefit of our tax-deductible amortization of intangible assets and tax-deductible goodwill; and the cash benefit of tax-deductible stock compensation expense.

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

Our operations provided us cash of $35.5 million for the six months ended June 30, 2011, which was attributable to net income of $1.9 million, depreciation, amortization and other non-cash charges of $47.4 million and an increase in working capital of $13.7 million. The increase in working capital relates primarily to timing differences from the fourth quarter of 2010 reversing themselves in the current period. Our operations provided us cash of $57.4 million for the six months ended June 30, 2010, which was attributable to net income of $7.6 million, depreciation, amortization and other non-cash charges of $45.9 million and a decrease in working capital of $3.9 million.

We used cash of $20.9 million and $21.7 million in investing activities for the six months ended June 30, 2011, and 2010, respectively. Capital expenditures were $20.7 million and $21.1 million for the six months ended June 30, 2011 and 2010, respectively. Our capital expenditures in 2011 are focused more on our growth initiatives, including Cequint, our cardholder - not - present gateway, verification services, IP registry and roaming and clearing services. Our capital expenditures in 2010 were more focused on the integration of the CSG and TNS network, integration of CSG back office functions and the stabalization and enhancement of the platforms and systems acquired through the CSG acquisition.

We used cash of $35.6 million for financing activities for the six months ended June 30, 2011. This consisted primarily of a $34.4 million debt repayments on the November 2009 Credit Facility. In addition, $1.4 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $0.2 million from the exercise of employee stock options. We used cash of $31.0 million for financing activities for the six months ended June 30, 2010. This consisted primarily of a $30.0 million voluntary pre-payment on the November 2009 Credit Facility. In addition, $2.9 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $1.9 million from the exercise of employee stock options.

Commitments

During the second quarter 2011, the Company entered into new significant supplier contracts. The following table summarizes our updated contractual obligations as of June 30, 2011 that require us to make future cash payments (dollars in thousands):

	Year ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the senior secured credit facility	$373,120	$—	$18,125	$18,750	$53,120	$283,125	—
Supplier commitments	96,092	19,704	33,807	26,631	13,439	1,772	738
Operating lease obligations	39,770	8,001	9,505	7,084	4,626	3,948	6,606
	$508,982	$27,706	$61,437	$52,465	$71,185	$288,845	$7,344

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at June 30, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore $2.7 million of liabilities for unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 1 to the Consolidated Financial Statements for further discussion of income tax.

Not included in the table above are commitments to make interest payments under the terms of our November 2009 Credit Facility due to the variable nature of the interest rates. See Note 2 to the Consolidated Financial Statements for further details on interest rates and other terms and conditions of this facility.

In addition, the table above does not include contingent consideration of up to $52.5 million or performance payments of up to $10 million, which may be payable to certain executives and key personnel in conjunction with the Cequint acquisition based on the achievement of four profit related milestones. These payments are excluded from the table since the amounts are not contractually certain to be paid. See Note 1 to the Consolidated Financial Statements for further discussion.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2011, we had $373.1 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Interest on outstanding balances under the November 2009 Credit Facility is payable, at the Company’s option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At June 30, 2011 the one-month LIBOR rate was 0.24%. Based upon the outstanding borrowings on June 30, 2011 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $3.7 million.

As of June 30, 2011, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We primarily enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended June 30, 2011 and 2010 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2011			2010
	% of Revenue	% of operating expenses	Weighted Average Exchange Rates	% of Revenue	% of operating expenses	Weighted Average Exchange Rates
British Pound	12%	11%	1.63	11%	10%	1.49
Euro	9%	8%	1.44	9%	7%	1.28
Australian Dollar	7%	7%	1.06	5%	5%	0.88

A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on:

•                  Revenue: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar $0.3 million; and

•                  Total operating expenses: British Pound, $0.3 million, Euro, $0.2 million and Australian Dollar $0.3 million

We provide services to customers in the United States and increasingly to international customers in over 60 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. This loan is denominated in U.S. dollars and therefore fluctuations in the euro to the U.S. dollar exchange rate were recorded as revaluation gains or losses in our income statement prior to January 1, 2011. On January 1, 2011, the Company’s management no longer intends to settle this specific loan amount for the foreseeable future, and as such in accordance with ASC 830, Foreign Currency Matters, from this date, fluctuations in the euro to the U.S. dollar exchange rates are recorded to other comprehensive income in our balance sheet.  For the three and six months ended June 30, 2011, we recorded a loss on foreign currency revaluation of approximately $0.3 million and $1.4 million, respectively.  For the three and six months ended June 30, 2010, we recorded a gain on foreign currency revaluation of $2.9 million and $5.4 million, respectively, which is included in other income (expense) in the accompanying condensed consolidated statements of operations. The $0.3 million and $1.4 million loss during the three and six months ended June 30, 2011, was primarily due to the revaluation of a U.S. dollar denominated loan balance between our subsidiaries in Ireland and Australia. This loan relates to amounts advanced by our subsidiary in Ireland to fund our card-not-present development activities in Australia.

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

Evaluation

                The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

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

(101)

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to these consolidated financial statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: August 4, 2011	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Executive Officer

Date: August 4, 2011	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer