Form 10-Q
period 2011-09-30
TNS INC
filed 2011-11-07
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Shares Outstanding as of October 1, 2011

24,384,455 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$56,689	$28,434
Accounts receivable, net of allowance for doubtful accounts of $3,977 and $3,773 respectively	86,988	95,689
Prepaid expenses	7,937	10,914
Deferred tax assets	220	225
Inventory	2,259	2,484
Other current assets	3,960	5,223
Total current assets	158,053	142,969
Property and equipment, net	135,418	135,804
Identifiable intangible assets, net	306,077	275,951
Goodwill	36,785	36,740
Deferred tax assets, net	2,932	1,347
Other assets	5,475	7,635
Total assets	$644,740	$600,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$71,481	$72,146
Deferred revenue	12,061	11,870
Current portion of long-term debt, net of discount	18,488	13,249
Total current liabilities	102,030	97,265
Long-term debt, net of current portion and discount	385,136	356,760
Deferred tax liabilities	1,912	1,872
Contingent consideration	33,594	35,262
Other liabilities	6,787	6,532
Total liabilities	529,459	497,691
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 26,515,823 shares issued and 25,359,255 shares outstanding and 25,602,354 shares issued and 24,384,455 shares outstanding, respectively	27	26
Treasury stock, 1,156,568 shares and 1,217,899 shares, respectively	(21,523)	(20,768)
Additional paid-in capital	176,633	158,523
Accumulated deficit	(34,315)	(30,865)
Accumulated other comprehensive loss	(5,541)	(4,161)
Total stockholders’ equity	115,281	102,755
Total liabilities and stockholders’ equity	$644,740	$600,446

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Revenues	$130,577	$142,731	$387,820	$417,406
Operating expenses:
Cost of network services, exclusive of the items shown separately below	65,071	69,746	193,142	206,810
Engineering and development	9,172	11,882	27,545	34,222
Selling, general, and administrative	22,504	26,984	71,270	78,006
Contingent consideration expense	—	918	—	1,668
Depreciation and amortization of property and equipment	11,462	10,912	35,231	33,838
Amortization of intangible assets	8,547	9,888	28,430	30,070
Total operating expenses	116,756	130,330	355,618	384,614
Operating income	13,821	12,401	32,202	32,792
Interest expense	(5,746)	(6,266)	(17,692)	(19,394)
Interest income	59	52	252	192
Other (expense) income, net	(2,615)	(150)	3,124	(1,471)
Income from continuing operations before income tax provision and equity in net loss of unconsolidated affiliate	5,519	6,037	17,886	12,119
Income tax provision	(987)	(3,901)	(5,763)	(7,278)
Equity in net loss of unconsolidated affiliate	(224)	—	(289)	—
Income from continuing operations	4,308	2,136	11,834	4,841
Loss from discontinued operations, net of income taxes	(287)	(538)	(212)	(1,391)
Net income	$4,021	$1,598	$11,622	$3,450
Basic
Continuing operations	0.16	0.08	0.45	0.19
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.05)
Basic net income per common share	$0.15	$0.06	$0.44	$0.14
Diluted
Continuing operations	0.16	0.08	0.44	0.19
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.05)
Diluted net income per common share	$0.15	$0.06	$0.43	$0.14
Basic weighted average common shares outstanding	26,189,608	25,197,227	26,083,076	25,385,753
Diluted weighted average common shares outstanding	26,714,235	25,488,294	26,772,268	25,633,721

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine months ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$11,622	$3,450
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	35,231	33,838
Amortization of intangibles	28,430	30,070
Loss on disposal of property and equipment	160	—
Deferred income tax (benefit) provision	(4,021)	1,507
Amortization of deferred financing costs	1,472	1,535
Contingent consideration expense	—	1,668
Equity in net loss of unconsolidated affiliate	289	—
Stock compensation expense	4,987	4,170
Changes in operating assets and liabilities:
Accounts receivable, net	(1,845)	(8,683)
Prepaid expenses and other current assets	8,490	(4,466)
Other noncurrent assets	(867)	(2,989)
Accounts payable and accrued expenses	(11,824)	766
Deferred revenue	(435)	(194)
Other noncurrent liabilities	6,861	(301)
Net cash provided by operating activities:	78,550	60,371
Cash flows from investing activities:
Purchases of property and equipment	(36,787)	(34,647)
Business combinations, net of cash acquired	(544)	(224)
Net cash used in investing activities:	(37,331)	(34,871)
Cash flows from financing activities:
Repayments of long-term debt	(30,000)	(34,375)
Proceeds from stock option exercises, inclusive of tax benefit	1,908	287
Purchase of treasury stock	(3,432)	(21,813)
Net cash used in financing activities:	(31,524)	(55,901)
Effect of exchange rates on cash and cash equivalents	(1,704)	2,146
Net increase (decrease) in cash and cash equivalents	7,991	(28,255)
Cash and cash equivalents, beginning of period	32,480	56,689
Cash and cash equivalents, end of period	$40,471	$28,434
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,442	$18,252
Cash paid for income taxes	$4,024	$4,208

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2010.

Capital Structure

During the nine months ended September 30, 2011, the Company issued 22,367 shares of common stock following the exercise of stock options and 270,626 shares of common stock following the vesting of restricted stock units, of which 80,578 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.  During the nine months ended September 30, 2010, the Company issued 129,421 shares of common stock following the exercise of stock options and 429,522 shares of common stock following the vesting of restricted stock units, of which 144,413 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.

On September 1, 2010, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of the Company’s common stock over the period ending March 31, 2012, subject to extension. The Company commenced repurchasing shares on October 1, 2010 and during the three month period ended December 31 2010 repurchased 1,050,247 shares for a total cost of $19.1 million.  The Company repurchased 1,187,215 shares of its common stock during the three and nine month period ended September 30, 2011 for a total cost of $20.3 million. The Company’s November 2009 Credit Facility has been amended to authorize such repurchases (see Note 3).

The Company retired 1,206,462 and 205,497 treasury shares during the nine months ended September 30, 2011 and 2010, respectively.

Acquisitions

Cequint, Inc.

On September 8, 2010, the Company entered into the Agreement and Plan of Merger (the Merger Agreement) which provided for the merger of Cequint, Inc. (Cequint) with and into Thunder Acquisition Corp., a wholly owned subsidiary of the Company formed for the purpose of the acquisition. Cequint provides carrier grade caller ID products and enhanced services to U.S. mobile operators and has been integrated into the Company’s telecommunication services division. On October 1, 2010, the Company completed the merger in accordance with the terms and conditions of the Merger Agreement. The initial purchase price for the acquisition was $50.0 million consisting of $46.9 million in cash and $3.1 million in Company stock issued to certain management shareholders of Cequint. The stock consideration consisted of 178,823 shares at a fair value of $17.11 per share, which included restrictions on transfer that expire as follows: one third of total shares issued on the first anniversary of the date of acquisition; one third of total shares issued on the second anniversary of the date of acquisition; and one third of total shares issued on the third anniversary of the date of acquisition. The purchase price may be adjusted in the future by an additional $52.5 million in cash based upon the achievement of four specific profit-related milestones, during the period which commenced on June 1, 2011, and not to extend beyond May 31, 2014 (the Earn-Out Period), for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to certain executives and key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is payable, it will be recorded as compensation expense as described below.

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
	(iii)	Name ID product successfully launched with a tier-one mobile operator
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

As of the acquisition date, the Company recorded a liability of $31.8 million representing the estimated fair value of the contingent purchase consideration of $52.5 million based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones. In calculating this liability, the Company applied a rate of probability to each scenario, as well as a risk-adjusted discount factor, to derive the estimated fair value of the consideration as of the acquisition date. This fair value is based on significant unobservable inputs, including management estimates and assumptions, and accordingly is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures. This liability is re-measured each reporting period and changes in the fair market value are recorded under the contingent consideration expense item in the Company’s consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and likely achievement of the relevant milestones. Since the date of acquisition, the Company has recognized a $3.5 million increase in the fair value of the contingent consideration related primarily to the change in the discount period (accretion due to the passage of time).

The potential $10.0 million of performance payments are recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs are treated as compensation expense and are included in operating expenses in the Company’s consolidated statement of operations. In June 2011, the Earn-Out period commenced and $0.5 million and $0.7 million of compensation expense has been included in selling, general, and administrative expense in the Company’s consolidated statement of operations during the three and nine months ended September 30, 2011.

The Company funded the acquisition of Cequint through a new $50 million term loan facility using the accordion feature of the November 2009 Credit Facility (see Note 3). The condensed consolidated statements of operations include the results of the Cequint acquisition from October 1, 2010.  The acquisition of Cequint has been accounted for as a business combination under FASB ASC 805, Business Combinations.

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

The allocation of the purchase price for Cequint has been finalized as of September 30, 2011.  The purchase price allocation was adjusted by $1.8 million for additional deferred tax assets with a corresponding decrease in goodwill relating to net operating loss carryforwards and research and development tax credits upon filing Cequint’s final income tax return. This purchase accounting adjustment has been retrospectively applied to the consolidated balance sheet as of December 31, 2010.

The purchase price for Cequint was allocated as follows (in thousands):

	Preliminary allocation	Additional consideration paid	Measurement period adjustments	Final allocation
Purchase price allocation:
Cash	$463	—	—	463
Accounts receivable	1,768	—	—	1,768
Prepaid expenses	257	—	—	257
Deferred tax asset	5,061	—	1,835	6,896
Property and Equipment	1,264	—	—	1,264
Goodwill	23,975	—	(1,835)	22,140
Identifiable intangible assets
Developed technology	17,200	—	—	17,200
Customer relationships	48,600	—	—	48,600
Covenants not to compete	10,100	—	—	10,100
Total assets	108,688	—	—	108,688
Accounts payable, accrued expenses and other current liabilities	(1,471)	224	—	(1,247)
Deferred tax liability	(25,635)	—	—	(25,635)
Total purchase price	$81,582	224	—	81,806

Reconciliation of Cequint purchase price to cash consideration, as follows (in thousands):

Total purchase price	$81,806
Less non cash items:
Company Stock issued	(3,060)
Contingent consideration	(31,800)
46,946
Less cash received	(463)
Cash consideration	$46,483

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

During the three and nine months ended September 30, 2011, Cequint contributed revenue of $2.9 million and $8.3 million, and a net loss of $4.3 million and $10.4 million, respectively. These amounts have been included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011.

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

In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360) and ASC 350, the Company reviews long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company at the lowest level will assess whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition. For the Company’s customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. No impairment or accelerated amortization charges were recorded during the three and nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company accelerated amortization on a portion of its customer relationship intangible asset by $1.9 million, from a carrying value of $2.8 million to a fair value of $0.9 million, due to declines in anticipated future cash flows.

During the three months ended June 30, 2010, the Company made a decision to phase out $6.2 million of surplus network monitoring assets that would no longer be required following the integration of the CSG and TNS networks. The Company recorded accelerated depreciation expense related to these assets of $0.7 million and $4.3 million during the nine months ended September 30, 2011 and 2010 respectively, and $1.1 million during the three months ended September 30, 2010. As of February 28, 2011, the net book value of these assets had been written down to zero.

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

Payments revenue is derived primarily from per transaction fees paid by the Company’s customers for the transmission of transaction data, through the Company’s network, between payment processors and POS or ATM terminals and monthly recurring fees for IP-based network and wireless gateway offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling and network connectivity services and per message fees charged for wireless switch and transport network services, identity and verification services, registry services, database access, call validation and roaming and clearing services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company’s network as well as dedicated bandwidth usage.

The Company considers the criteria established primarily by FASB ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The revenues for which there are gross vs. net considerations include regulatory network charges levied on our customers. Regulatory network charges include messaging signaling unit charges related to the Company’s Signaling System No. 7 (SS7) network and Universal Service Fund charges applicable to interstate telecommunications services approved or imposed by the Federal Communications Commission. The Company believes that the indicators under ASC 605-45 support gross revenue presentation since the Company is the primary obligor in the arrangement and carries the underlying traffic over its data communications network and has sole discretion over whether to include such regulatory charges in the amounts invoiced to customers. Included in revenues and cost of network services for the three months ended September 30, 2010 and 2011, are $2.9 million and $3.0 million, respectively, related to these pass-through charges and cost of network services. Included in revenues and cost of network services for both the nine months ended September 30, 2010 and 2011 is $9.0 million related to these pass-through charges.

In certain of our international locations, the Company enters into revenue sharing arrangements with third parties related to data communications services it provides to the payment processing industry. Certain of the Company’s international payment processing customers elect to configure end-user POS terminals with a caller-paid number. In this type of POS terminal configuration, the end-user is responsible for paying a regulated charge for each call to its underlying telecommunications carrier with which it contracts directly. The telecommunications carrier collects the regulated charge from the end-user and bears the credit risk in the transaction. The telecommunications carrier then remits the charge to the Company, withholding a fee for the use of its network in delivering the call to the Company. The Company then will pass these charges through to the payment processor, withholding a portion of the amount as a fee. Based on the Company’s contractual arrangements with its payment processing customers, it has no obligation to remit cash until and unless the cash is remitted to the Company by the telecommunications carrier. The end-user looks to the telecommunications carrier for the provision of data communications access to the POS device and the payment processer for the processing of card-based payments. The Company believes that the indicators under ASC 605-45 support net revenue presentation since the telecommunications provider and payment processor, not the Company, are the primary obligors in the arrangement and the Company does not bear the credit risk. For the three months ended September 30, 2010 and 2011, gross revenue was $18.1 million and $20.3 million, revenue share was $8.1 million and $9.2 million and net revenue recognized on the Company’s condensed consolidated financial statements was $10.0 million and $11.1 million, respectively.  For the nine months ended September 30, 2010 and 2011, gross revenue was $52.2 million and $58.1 million, revenue share was $23.6 million and $26.1 million and net revenue recognized on the Company’s condensed consolidated financial statements was $28.6 million and $32.0 million, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issues giving consideration to quality, interest rates, maturity and other characteristics. As of September 30, 2011, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

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

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated financial statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Cost of network services	$135	$186	$474	$493
Engineering and development	235	294	752	927
Selling, general and administrative	1,048	1,240	3,761	2,750
	$1,418	$1,720	$4,987	$4,170

As of September 30, 2011, there was a total of $13.7 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended September 30, 2011 the Company granted 626,889 stock options and 115,141 restricted stock units at a weighted average estimated fair value of $8.73 and $16.70, respectively. During the nine months ended September 30, 2011 the Company granted 626,889 stock options and 297,291 restricted stock units at a weighted average estimated fair value of $8.73 and $17.74, respectively. During the three months ended September 30, 2010 the Company granted 8,250 stock options and 39,250 restricted stock units at a weighted average estimated fair value of $9.08 and $19.48, respectively.  During the nine months ended September 30, 2010, the Company granted 8,919 stock options and 239,761 restricted stock units at weighted average estimated fair values of $9.25 and $25.47, respectively. As of September 30, 2011, there was a total of $11.6 million of unrecognized compensation expense related to these awards, which is included in the $13.7 million total unrecognized compensation cost mentioned above.

Performance-Based Awards

Performance-based awards are generally tied to the Company’s performance against pre-established internal targets over a specified period of time. The Company uses the market price of the Company’s stock on the date of grant to determine the fair value of any performance-based restricted stock units. Performance-based awards are also subject to vesting requirements, and generally vest in installments over three or four years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied. The Company recognizes compensation cost on these performance based awards using an accelerated attribution method.

In April 2009, the Company made certain long-term performance-based stock compensation awards (the 2009 Equity Performance Awards). The 2009 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. Based upon the Company’s performance in 2009, the results of which were approved by the Company’s board of directors in February 2010, the plan participants earned 100% of the potential payout under the Company’s 2009 Equity Performance Awards. The total number of awards issued under the Company’s 2009 Equity Performance Awards was 311,500 restricted stock units which represented 100% of an employee’s target payout. The weighted average grant date fair value of restricted stock units granted was $16.85. As of September 30, 2011, there was a total of $0.2 million of unrecognized compensation expense related to these performance based awards which is included in the $13.7 million total unrecognized compensation cost mentioned above.

In February 2010, the Company made certain long-term performance-based stock compensation awards (the 2010 Equity Performance Awards). The 2010 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company’s 2010 Equity Performance Awards, assuming that the target payout level was achieved, would have been 235,086 restricted stock units. Based on the achievement levels, the Company awarded no restricted stock units. As of September 30 2011, there was no unrecognized compensation expense related to these performance based awards.

In July 2011, the Company made certain long-term performance-based stock compensation awards (the 2011 Equity Performance Awards). The 2011 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company’s 2011 Equity Performance Awards, assuming that the target payout level was achieved, would be 129,537 restricted stock units. The weighted average grant date fair value of restricted stock units was $16.69. As of September 30 2011, there was a total of $1.9 million of unrecognized compensation expense related to these performance based awards which is included in the $13.7 million total unrecognized compensation cost mentioned above.

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

During the three months ended June 30, 2011, the Company concluded that a portion of the undistributed earnings of certain select foreign subsidiaries would no longer be considered indefinitely reinvested.  After comparing the forecasted excess earnings of its domestic and select foreign subsidiaries to the opportunities for reinvestment, the Company changed its indefinite reinvestment assertion with respect to the current and future earnings of its UK and Irish subsidiaries, as it no longer has specific plans for reinvestment of those earnings in the foreseeable future.  As a result of this change, the Company recorded a deferred tax liability of $14.1 million during the nine months ended September 30, 2011.  However, this change in assertion had no net impact on tax expense for the period, as the deferred tax liability was fully offset by a corresponding decrease to the Company’s U.S. valuation allowance.

The Company’s effective tax rate for the nine months ended September 30, 2010 and 2011 of 37.1% and 67.9%, respectively, differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes, an increase of $1.8 million in the US valuation allowance on additional deferred tax assets recognized related to the Cequint acquisition, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2010.

2. Discontinued Operations

On August 31, 2011, the Company divested its ATM processing assets in Canada for a sale price of $1.  Upon closing of the transaction, the Company recorded a loss on the sale of this business of $27,000.  Management made the decision to divest this business in order to focus the Company’s resources more on its network services offerings in Canada and investments in its payment gateway initiatives.  In accordance with FASB ASC 205 “Presentation of Financial Statements” the results of the ATM processing business in Canada are reported as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

The key components of loss from discontinued operations related to the ATM processing business in Canada were as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Net Sales	$669	$470	$4,200	$1,780
Operating expenses	1,067	981	3,326	3,144
Loss/(income) before taxes	398	511	(874)	1,364
Income tax (benefit)/expense	(111)	—	1,086	—
Loss from discontinued operations	287	511	212	1,364
Loss on sale	—	27	—	27
Loss from discontinued operations, net of income taxes	$287	$538	$212	$1,391

3. Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2010	September 30, 2011
Revolving credit facility	$49,370	$34,370
Term Loan	358,125	338,750
Total credit facility outstanding	407,495	373,120
Unamortized discount	(3,871)	(3,111)
	403,624	370,009
Less: Current portion, net of discount	(18,488)	(13,249)
Long-term portion	$385,136	$356,760

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

Payments on the Term Facility and Incremental Term Loan are due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan are applied as directed by the Company. The outstanding balance on the Revolving Facility is due on November 18, 2014. In February 2011, the Company made voluntary repayments of $15 million on the Revolving Facility. In June 2011, the Company made voluntary prepayments of $10 million on the Term Loan. At September 30, 2011, borrowing availability under the Revolving Facility was $65.2 million.

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

The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of September 30, 2011, the Company is required to maintain a leverage ratio of less than 3.25 to 1.0. The Company’s leverage ratio as of September 30, 2011 was 2.7 to 1.0. The maximum leverage ratio declines over the term of the November 2009 Credit Facility. Also the Company is required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company’s consolidated fixed charge coverage ratio as of September 30, 2011 was 1.8 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Effective October 1, 2010, the restricted payments covenant was amended to permit stock repurchases of up to $50 million until 18 months after this date, with such repurchases exempt from the minimum consolidated fixed charge coverage ratio covenant. Thereafter, stock repurchases are subject to a minimum required excess cash flow availability of $40 million and if the Company has a pro forma maximum leverage ratio of greater than 2.50 to 1.00, the Company is permitted to purchase shares at an amount equal to 50% of cumulative reported excess cash flow. If the Company has a pro forma maximum leverage ratio of 2.50 to 1.00 or greater but less than 3.00 to 1.00, the Company is permitted to purchase shares at an amount equal to the lesser of $30 million and 50% of cumulative reported excess cash flow, or if the Company has a pro forma maximum leverage ratio of 3.00 to 1.00 or greater, the Company is permitted to purchase shares at an amount equal to the lesser of $20 million and 50% of cumulative reported excess cash flow. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of September 30, 2011.

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

4. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Net income	$4,021	$1,598	$11,622	$3,450
Foreign currency translation adjustments	8,668	(3,844)	(1,192)	1,380
Total comprehensive income (loss)	$12,689	$(2,246)	$10,430	$4,830

5. Net Income Per Common Share

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

The treasury stock effect of options to purchase 1,192,988 shares of common stock that were outstanding as of September 30, 2011, were excluded from the computation of diluted net income per common share for the three and nine months ended September 30, 2011, as their effect would have been anti-dilutive.  The treasury stock effect of options to purchase 603,971 and 272,967 shares of common stock that were outstanding as of September 30, 2010 were excluded from the computation of diluted net income per common share for the three and nine months ended September 30, 2010, as their effect would have been anti-dilutive.

The Company’s basic and diluted earnings per common share are presented below (amounts in thousands except number of shares and per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Income from continuing operations	$4,308	$2,136	$11,834	$4,841
Loss from discontinued operations	(287)	(539)	(212)	(1,391)
Net income	$4,021	$1,598	$11,622	$3,450
Weighted average common share calculation:
Basic weighted average common shares outstanding	26,189,608	25,197,227	26,083,076	25,385,753
Treasury stock effect of outstanding options to purchase	135,137	137,906	263,700	133,861
Treasury stock effect of unvested restricted stock units	389,490	153,161	425,492	114,107
Diluted weighted average common shares outstanding	26,714,235	25,488,294	26,772,268	25,633,721
Net income per common share:
Basic
Continuing Operations	$0.16	$0.08	$0.45	$0.19
Discontinued Operations	(0.01)	(0.02)	(0.01)	(0.05)
Basic net income per common share	$0.15	$0.06	$0.44	$0.14
Diluted
Continuing Operations	$0.16	$0.08	$0.44	$0.19
Discontinued Operations	(0.01)	(0.02)	(0.01)	(0.05)
Diluted net income per common share	$0.15	$0.06	$0.43	$0.14

6. Segment Information

The Company’s management evaluates revenues for three business divisions: telecommunication services, payments and financial services. The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the consolidated financial results.

Revenue for the Company’s three business divisions is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Revenues:
Telecommunication services	$64,652	$74,471	$194,375	$214,402
Payments	49,380	51,278	143,832	152,408
Financial services	16,545	16,982	49,613	50,596
Total revenues	$130,577	$142,731	$387,820	417,406

Management evaluates the Company’s performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as net income before loss from discontinued operations, depreciation, amortization, stock compensation expense, interest expense, other income (expense), equity in net loss of unconsolidated affiliate, contingent consideration expense, milestone compensation expense and provision for income taxes. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results. The Company believes that this measure, viewed in addition to and not in lieu of the Company’s reported GAAP results, provides additional useful information to the investors regarding the Company’s performance and overall operating results exclusive of selected significant non-cash items. This metric is frequently requested by investors and is also an integral part of the Company’s internal reporting to measure the performance of senior management. The Company’s definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

EBITDA before stock compensation expense was approximately $35.2 million and $36.4 million, and $100.8 million and $103.2 million, for the three and nine months ended September 30, 2010 and 2011, respectively. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

EBITDA before stock compensation expense differs from net income reported in the condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
EBITDA before stock compensation expense	$35,248	$36,365	$100,850	$103,205
Reconciling items:
Depreciation and amortization of property and equipment	(11,462)	(10,912)	(35,231)	(33,838)
Amortization of intangible assets	(8,547)	(9,888)	(28,430)	(30,070)
Stock compensation expense	(1,418)	(1,720)	(4,987)	(4,170)
Interest expense	(5,746)	(6,266)	(17,692)	(19,394)
Interest income and other income (expense), net	(2,556)	(98)	3,376	(1,279)
Milestone compensation expense	—	(526)	—	(667)
Contingent consideration expense	—	(918)	—	(1,668)
Equity in net loss of unconsolidated affiliate	(224)		(289)
Provision for income taxes	(987)	(3,901)	(5,763)	(7,278)
Loss on discontinued operations	(287)	(538)	(212)	(1,391)
Net income	$4,021	$1,598	$11,622	$3,450

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

The Company’s revenues were generated in the following geographic regions (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Telecommunications Services Division
North America	$64,652	$74,471	$194,375	$214,402
Payments Division
North America	$16,478	$14,331	$49,951	$44,643
Europe	25,783	28,208	73,895	82,692
Asia-Pacific	7,119	8,739	19,986	25,073
	$49,380	$51,278	$143,832	$152,408
Financial Services Division
North America	$11,305	$10,850	$34,493	$33,061
Europe	3,093	3,471	9,238	10,118
Asia-Pacific	2,147	2,661	5,882	7,417
	$16,545	$16,982	$49,613	$50,596
Total
North America	$92,435	$99,652	$278,819	$292,106
Europe	28,876	31,679	83,133	92,810
Asia-Pacific	9,266	11,400	25,868	32,490
Total Revenues	$130,577	$142,731	$387,820	$417,406

The Company’s long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31, 2010	September 30, 2011
North America	$440,536	$408,065
Europe	19,343	17,612
Asia-Pacific	20,235	22,818
Total long lived assets	$480,114	$448,495

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

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; increases in the prices charged by telecommunication providers for services used by the Company; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, longer than expected sales cycles, customer delays in migration, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control, including fluctuations in foreign exchange rates and the continuing impact of the current economic conditions; the Company’s ability to identify, execute or effectively integrate acquisitions; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company’s ability to adapt to changing technology; the Company’s ability to refinance its senior secured credit facility and its ability to borrow funds in amounts sufficient to enable it to service its debt or meet its working capital and capital expenditure requirements; additional costs related to compliance with any regulatory changes such as Securities and Exchange Commission (SEC) rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Securities Exchange Act.

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

Our contingent consideration expense includes the change in fair value of contingent consideration relating to the acquisition of Cequint (See Note 1).

Acquisition and Divestiture

On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010 (see Note 1). The purchase price, following working capital adjustments, included an initial payment of $50.0 million, consisting of $46.9 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to certain executives and key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is probable to be earned, it will be included in operating expenses in our condensed consolidated statements of operations.  We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature as part of our November 2009 Credit Facility (see Note 2). Cequint provides carrier grade caller identification products and enhanced services to top U.S.-based mobile operators. We have integrated Cequint into our telecommunication services division. This acquisition has been accounted for as a business combination under FASB ASC 805, Business Combinations. We have included its results since that date in our statement of operations for the three and nine months ended September 30, 2011. Therefore, our results for the three and nine months ended September 30, 2010 are not comparable.

On August 31, 2011, we divested our ATM processing assets in Canada for a sale price of $1.  Upon closing of the transaction, we recorded a loss on the sale of this business of $27,000.  Management made the decision to divest this business in order to focus our resources more on our network services offerings in Canada and investments in our payment gateway initiatives.  In accordance with FASB ASC 205 “Presentation of Financial Statements” we have reported the results of our ATM processing business in Canada as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.  See Note 2 for additional information.

Share Repurchase Plan

On September 1, 2010 our Board of Directors approved a share repurchase plan authorizing the repurchase of a maximum of $50.0 million of our common stock over the period expiring March 31, 2012. We commenced repurchasing shares on October 1, 2010 and as of September 30, 2011 have repurchased 2,237,462 shares for a total of approximately $39.4 million.

Results of Operations

The following table sets forth, for the periods indicated selected statements of operations data (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Revenues	$130,577	$142,731	$387,820	$417,406
Operating expenses:
Cost of network services, exclusive of the items shown separately below	65,071	69,746	193,142	206,810
Engineering and development	9,172	11,882	27,545	34,222
Selling, general, and administrative	22,504	26,984	71,270	78,006
Contingent consideration expense	—	918	—	1,668
Depreciation and amortization of property and equipment	11,462	10,912	35,231	33,838
Amortization of intangible assets	8,547	9,888	28,430	30,070
Total operating expenses	116,756	130,330	355,618	384,614
Operating income	13,821	12,401	32,202	32,792
Interest expense	(5,746)	(6,266)	(17,692)	(19,394)
Interest income	59	52	252	192
Other (expense) income, net	(2,615)	(150)	3,124	(1,471)
Income from continuing operations before income tax provision and equity in net loss of unconsolidated affiliate	5,519	6,037	17,886	12,119
Income tax provision	(987)	(3,901)	(5,763)	(7,278)
Equity in net loss of unconsolidated affiliate	(224)		(289)
Income from continuing operations	4,308	2,136	11,834	4,841
Loss from discontinued operations	(287)	(538)	(212)	(1,391)
Net income	$4,021	$1,598	$11,622	$3,450

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues.  Total revenues increased $12.1 million, or 9.3%, to $142.7 million for the three months ended September 30, 2011, from $130.6 million for the three months ended September 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $3.4 million. Excluding the effect of foreign exchange rates, total revenues increased $8.7 million, or 6.7%, to $139.3 million for the three months ended September 30, 2011.

We generate revenues through three business divisions; the telecommunication services division (TSD), the payments division and the financial services division (FSD).

Telecommunication services division.  Revenues from the telecommunication services division increased $9.8 million, or 15.2%, to $74.5 million for the three months ended September 30, 2011, from $64.7 million for the three months ended September 30, 2010. Included in the third quarter 2011 were revenues of $2.9 million from Cequint. Excluding the contribution from Cequint, revenues increased $6.9 million, or 10.7%, as follows:

•                    Identity and verification services revenue increased $3.9 million, or 14.1%, to $31.9 million due to $5.4 million from new caller name storage customer wins which was partially offset by the following: $0.4 million from the loss of caller name storage contracts; $0.4 million due to a loss by one of TNS’ caller name wireline customers of a portion of its wholesale business in the third quarter of 2010; $0.4 million from lower volumes in our legacy fraud and validation services; and $0.3 million primarily due to price concessions on the renewal of certain customer contracts.

•                    Network services revenue increased $1.6 million, or 5.8%, to $28.6 million due to $2.0 million related to increased demand for signaling services from new and existing customers which was partially offset by a reduction of $0.4 million due to price concessions on the renewal of certain customer contracts.

•                    Registry services revenue decreased $1.2 million, or 17.4%, to $5.8 million due to the following: $0.7 million related to the expiry of a transition services agreement under which we were providing services to a customer through a platform acquired through the CSG acquisition; $0.4 million due to price concessions on the renewal of certain customer contracts; and $0.2 million from lower volumes in our toll-free number database service. These reductions were partially offset by an increase of $0.1 million from increased demand for our IP registry services.

•                    Roaming and clearing revenue increased $2.6 million, or 100.4%, to $5.2 million due to market share gains and increased demand for services from existing customers.

Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, such as roaming and clearing, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the business acquired through our purchase of Cequint (see Note 1).

Payments division.  Revenue from the Payments Division increased $1.9 million, or 3.8%, to $51.3 million for the three months ended September 30, 2011 from $49.4 million for the three months ended September 30, 2010.  The positive effect of foreign currency translation on a year-over-year basis was $3.0 million. Excluding the effect of foreign exchange rates, revenues decreased $1.2 million to $48.3 million as follows:

Network services decreased 5.0%, or $2.0 million, to $39.0 million, as follows:

•                    Europe: revenue increased 1.5%, or $0.3 million, due to $0.5 million in market share gains for dial services and increased demand for IP-based network services, primarily in Italy, Spain and Romania, and $0.1 million in the UK due to growth in demand for IP-based network services, partially offset by a $0.3 million decrease in dial-based network services in France and smaller markets.

•                    Asia Pacific: revenue was flat due to $0.2 million in increased demand for our IP-based network services, offset by $0.2 million relating to the loss by one customer of a significant portion of its dial business, as previously disclosed.

•                    North America: revenue decreased 15.3%, or $2.3 million, due to an expected decrease in dial business due to transaction volume declines of $1.8 million related to certain customers and from lower average transaction pricing of $0.5 million.

Payment gateway services increased 10.0%, or $0.6 million to $6.8 million, as follows:

•                    Europe: our payment gateway revenue in Europe is derived from card-holder present services provided through our UK subsidiary. This revenue remained flat on a year-over-year basis.

•                    Asia Pacific: revenue increased 11.7%, or $0.4 million, due to increased transaction volumes of $0.7 million from cardholder-not-present services partially offset by a decrease of $0.3 million in software development services.

•                    North America: revenue increased 14.5%, or $0.2 million, primarily due to growth in cardholder-not-present services which were launched in the third quarter of 2010.

Payment processing and other services increased 14.6%, or $0.3 million, to $2.5 million, as follows:

•                    Europe: revenue increased due to new customer wins and increased transaction volumes.

Future revenue growth in the payments division depends on a number of factors including the success of our IP-related network and payment gateway services, the success of our payments products in countries we have recently entered, the total number of dial-up transactions we transport and global economic conditions. Smaller merchants, which represent a large portion of the user base for our dial-up services, in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. We have continued to see a reduction in the growth rates or declines of our dial-up transaction volumes in many of the markets in which we operate, which we primarily attribute to the overall weakness of the global economy.

Financial services division.  Revenues from the financial services division increased $0.5 million, or 2.6%, to $17.0 million for the three months ended September 30, 2011, from $16.5 million for the three months ended September 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $0.4 million. Excluding the impact of foreign exchange rates, financial services revenue increased 0.6% or $0.1 million on a constant currency basis as follows:

Network services:

•                    Europe: revenue increased 4.6%, or $0.1 million, due to market share gains of $0.4 million which were offset by $0.3 million related to the loss of endpoints and market data access services in the UK.

•                    Asia Pacific: revenue increased 17.9%, or $0.5 million, due to the continued expansion of the number of customer endpoints connected to TNS’ network.

•                    North America: revenue decreased 4.0%, or $0.5 million, due to $2.2 million from the loss of endpoints and market data access services believed to be attributable to negative economic factors impacting the financial services industry, which was partially offset by $1.2 million in additional new endpoints and $0.5 million in sales of bandwidth-based services marketed primarily to participants in the foreign exchange community.

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

Cost of network services.  Cost of network services increased $4.6 million, or 7.1%, to $69.7 million for the three months ended September 30, 2011, from $65.1 million for the three months ended September 30, 2010. On a constant dollar basis, cost of network services would have increased $3.4 million to $68.5 million. This was due to the following increases: $1.3 million in personnel and systems costs primarily to support our IP registry, roaming and clearing and payment gateway platforms; $1.0 million due to higher volumes in our telecommunications services division, primarily related to increased demand for our identity and verification services; $0.9 million from the inclusion of Cequint; $0.4 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific; and a $1.0 million increase in North American dial access rates in our payments division, which was offset by a $1.0 million decrease in transaction volumes.

Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

Gross profit. Gross profit represented 51.1% of total revenues for the three months ended September 30, 2011, compared to 50.1% for the three months ended September 30, 2010. On a constant dollar basis, gross margins for the three months ended September 30, 2011 represented 50.8% of total revenues. This increase was due primarily to margin increases in TSD, driven by leverage of call and data volume across a common platform, and to a lesser extent due to cost synergies derived from the CSG network integration, and the inclusion of Cequint revenue, which carries higher gross margin. This was partially offset by declines in the North American Payments dial business due primarily to higher dial access costs and to a lesser extent lower average transaction pricing, margin declines in FSD due to a reduction in trading connections between endpoints, and investments in personnel and systems to support our payment gateway offerings.

Engineering and development expense.  Engineering and development expense increased $2.7 million, or 29.4%, to $11.9 million for the three months ended September 30, 2011, from $9.2 million for the three months ended September 30, 2010. On a constant dollar basis, engineering and development expense increased $2.3 million, or 25.3%, to $11.5 million, and represented 8.2% and 7.0 % of revenues for the three months ended September 30, 2011 and 2010, respectively. The increase in engineering and development costs was primarily due to the following: $2.7 million in costs resulting from our acquisition of Cequint; $1.5 million in additional headcount related costs; $0.4 million in performance cash compensation; and $0.2 million in system maintenance costs to support our payment gateway, verification and IP registry services. This was partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $2.3 million due to incremental investments in our growth initiatives, which include Cequint.

Selling, general and administrative expense.  Selling, general and administrative expenses increased $4.5 million, or 20.0%, to $27.0 million for the three months ended September 30, 2011, from $22.5 million for the three months ended September 30, 2010. On a constant dollar basis and excluding $0.7 million of Cequint acquisition costs for the three months ended September 30, 2010, selling, general and administrative expenses would have increased $4.2 million, or 18.7%, to $26.0 million and represented 18.7% and 17.2% of revenues for the three months ended September 30, 2011 and 2010, respectively. This was due to the following increases: $1.9 million in costs resulting from the inclusion of Cequint; $1.3 million in performance cash compensation; $0.5 million in headcount and related costs required to support our growth initiatives; and $0.2 million related to stock compensation.

Contingent consideration expense.  Contingent consideration expense of $0.9 million for the three months ended September 30, 2011, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 1 to the financial statements for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our condensed consolidated statement of operations.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment decreased $0.6 million, or 5.2%, to $10.9 million for the three months ended September 30, 2011, from $11.5 million for the three months ended September 30, 2010. On a constant dollar basis, depreciation and amortization of property and equipment decreased $0.8 million to $10.7 million and represented 7.8% and 8.8% of revenue for the three months ended September 30, 2011 and 2010, respectively. Included in depreciation expense for the three months ended September 30, 2010 was an accelerated depreciation charge of $1.1 million related to the phasing out of $6.2 million of surplus network assets and software as a result of the integration of the CSG and TNS networks. Excluding the accelerated charges, depreciation and amortization of property and equipment increased $0.3 million due to capital expenditure investments in our growth initiatives, including Cequint.

Amortization of intangible assets.  Amortization of intangible assets increased $1.4 million, or 16.5%, to $9.9 million for the three months ended September 30, 2011, from $8.5 million for the three months ended September 30, 2010. Included in amortization of intangible assets for the three months ended September 30, 2011 was $1.8 million related to the acquisition of Cequint. Excluding the impact of Cequint, amortization of intangible assets decreased by $0.4 million primarily due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense increased $0.6 million to $6.3 million for the three months ended September 30, 2011, from $5.7 million for the three months ended September 30, 2010. Amortization of deferred financing fees and original issue discount for the three months ended September 30, 2011 and 2010 was $0.5 million and $0.4 million, respectively. Excluding these charges, cash interest expense increased $0.5 million to $5.8 million, primarily due to the impact of increased borrowing levels as a result of our acquisition of Cequint on October 1, 2010, partially offset by debt repayments.

Other (expense) income, net.  Other (expense) income was a loss of $0.2 million for the three months ended September 30, 2011 compared to a loss of $2.6 million for the three months ended September 30, 2010. Included in other income (expense) was a loss of approximately $0.2 million and $2.7 million for the three months ended September 30, 2011 and 2010, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro and Australian dollar.

Income tax provision.  For the three months ended September 30, 2011, our income tax provision was approximately $3.9 million compared to $0.9 million for the three months ended September 30, 2010. Our effective tax rate was 71.0% and 17.2% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes, an increase of $1.8 million in the US valuation allowance on additional deferred tax assets recognized related to the Cequint acquisition, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenues.  Total revenues increased $29.6 million, or 7.6%, to $417.4 million for the nine months ended September 30, 2011, from $387.8 million for the nine months ended September 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $9.2 million. Excluding the effect of foreign exchange rates, total revenues increased $20.4 million, or 5.2%, to $408.2 million for the nine months ended September 30, 2011.

We generate revenues through three business divisions; the telecommunication services division (TSD), the payments division and the financial services division (FSD).

Telecommunication services division.  Revenues from the telecommunication services division increased $20.0 million, or 10.3%, to $214.4 million for the nine months ended September 30, 2011, from $194.4 million for the nine months ended September 30, 2010. Included in the nine months ended September 30, 2011 were revenues of $8.3 million from Cequint, Inc. excluding the contribution from Cequint, revenues increased 6.0%, or $11.7 million, as follows:

•                    Identity and verification services revenue increased $4.0 million, or 4.7%, to $89.5 million due to $9.7 million from new caller name storage customer wins which was partially offset by the following decreases: $2.7 million from the loss of caller name storage contracts primarily in the second quarter of 2010; $1.4 million due to a loss by one of TNS’ caller name wireline customers of a portion of its wholesale business in the third quarter of 2010; $0.7 million primarily due to price concessions on the renewal of certain customer contracts; $0.7 million from lower volumes in our fraud and validation service; and a further $0.2 million in revenue from fraud and validation services due to the loss of a customer which became a competitor following the acquisition of the CSG business.

•                    Network services revenue increased $3.3 million, or 4.1%, to $83.6 million due to $6.3 million related to increased demand for signaling services from new and existing customers, which was partially offset by a reduction of $3.0 million primarily due to price concessions on the renewal of certain customer contracts.

•                    Registry services revenue decreased $2.1 million, or 10.0%, to $18.7 million due to $1.4 million related to the expiry of a transition services agreement acquired through the CSG acquisition; $0.9 million related to price concessions on the renewal of certain customer contracts; and $0.4 million from lower volumes in toll-free database services. This was partially offset by an increase of $0.6 million due to higher demand for our IP registry services.

•                    Roaming and clearing revenue increased $6.5 million, or 83.1%, to $14.3 million due to market share gains and increased demand for services from existing customers.

Payments division.  Revenue from the Payments Division increased $8.6 million, or 6.0%, to $152.4 million for the nine months ended September 30, 2011 from $143.8 million for the nine months ended September 30, 2010.  The positive effect of foreign currency translation on a year-over-year basis was $8.3 million. Excluding the effect of foreign exchange rates, revenues increased $0.3 million, or 0.2%, to $144.1 million as follows:

Network services decreased 2.1%, or $2.5 million, to $117.0 million, as follows:

•                    Europe: revenue increased 5.1%, or $3.2 million, due to $2.1 million in market share gains for dial services and increased demand for IP-based network services, primarily in Italy, Spain and Romania, and $1.5 million in the UK due to growth in demand for IP-based network services, partially offset by a $0.4 million decrease in dial-based network services in France and smaller markets

•                    Asia Pacific: revenue decreased 1.0%, or $0.1 million, due to a decrease of $1.1 million relating to the loss by one customer of a significant portion of its wholesale dial-up network services, beginning in the second quarter of 2010 partially offset by an increase of $1.0 million due to increased demand for our IP-based network services.

•                    North America: revenue decreased 12.1%, or $5.6 million, due to an expected decrease in dial business due to transaction volume declines of $3.1 million related to certain customers and from lower average transaction pricing of $2.5 million as previously disclosed. We have recently seen an increase in the competitive environment for our dial-up network services in the United States and as a result in 2011 it is likely our revenue per transaction will decrease and depending upon the number of dial-up transactions we transport our dial-up revenues may continue to decrease.  We currently estimate the impact of these pricing concessions to reduce our annual U.S. dial-up revenues by $3 million — $4 million in 2011.

Payment gateway services increased 12.9%, or $2.2 million, to $19.3 million, as follows:

•                    Europe: our payment gateway revenue in Europe is derived from card-holder present services provided through our UK subsidiary. This revenue remained flat on a year-over-year basis.

•                    Asia Pacific: revenue increased $1.8 million, or 19.7%, due to increased transaction volumes of $2.4 million from our cardholder-not-present services partially offset by a decrease of $0.6 million in development revenue.

•                    North America: revenue increased $0.4 million, or 10.3%, due primarily to the launch of our North American cardholder-not present platform in the third quarter of 2010.

Payment processing and other services increased 9.6%, or $0.7 million to $7.8 million, as follows:

•                    Europe: revenue, which is derived from our payment processing business in the UK, increased $1.1 million, or 15.9%, primarily due to increased transaction volumes.

•                    North America: revenue decreased $0.4 million due to our ATM software product which we ceased selling, as previously disclosed.

Financial services division.  Revenues from the financial services division increased $1.0 million, or 2.0%, to $50.6 million for the nine months ended September 30, 2011, from $49.6 million for the nine months ended September 30, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $0.9 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.1 million, or 0.2%, to $49.7 million as follows:

Network services:

•                    Europe: revenue increased $0.3 million, or 3.5%, due to market share gains of $1.0 million which were partially offset by $0.7 million related to the loss of endpoints and market data access services in the UK.

•                    Asia Pacific: revenue increased $1.3 million, or 21.5%, due to the continued expansion of the number of customer endpoints connected to our network.

•                    North America: revenue decreased $1.5 million, or 4.2%, due to $7.0 million of loss of endpoints and market data access services which we believe is attributable to negative economic factors impacting the financial services industry, which was partially offset by $4.1 million of growth in new endpoints and $1.4 million in sales of bandwidth-based services primarily to participants in the foreign exchange community.

Cost of network services.  Cost of network services increased $13.7 million, or 7.1%, to $206.8 million for the nine months ended September 30, 2011, from $193.1 million for the nine months ended September 30, 2010. On a constant dollar basis, cost of network services would have increased $10.4 million, or 5.4%, to $203.5 million. This was due to the following increases: $2.4 million in our payments division due to $3.0 million in dial access rates in North America partially offset by $1.5 million due to reduced transaction volumes and $0.9 million to support our payments revenue growth in Europe and Asia Pacific; $2.1 million from the inclusion of Cequint; $1.8 million due to higher volumes in our telecommunications services division, primarily related to increased demand for our identity and verification services; $1.1 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific; and $3.0 million in shared network, payroll and overhead expense primarily to support our IP registry, roaming and clearing and payment gateway platforms.

Gross profit. Gross profit represented 50.5% of total revenues for the nine months ended September 30, 2011, compared to 50.2% for the nine months ended September 30, 2010. On a constant dollar basis, gross margins for the nine months ended September 30, 2011 decreased to 50.1%. This decrease was due primarily to declines in the North American Payments dial business margin due to increased access costs and lower average pricing, margin declines in FSD due to a reduction in trading connections between endpoints, and investments in personnel and systems to support our payment gateway offerings. This was partially offset by margin increases in TSD, driven by leverage of call and data volume across a common platform, and to a lesser extent due to cost synergies derived from the CSG network integration, and the inclusion of Cequint revenue, which carries higher gross margin.

Engineering and development expense.  Engineering and development expense increased $6.7 million, or 24.2%, to $34.2 million for the nine months ended September 30, 2011, from $27.5 million for the nine months ended September 30, 2010. On a constant dollar basis, engineering and development expense increased $5.7 million, or 20.8% to $33.0 million, and represented 8.0% and 7.1% of revenues for the nine months ended September 30, 2011 and 2010, respectively. The increase in engineering and development costs was primarily due to the following: $7.0 million in costs resulting from the inclusion of Cequint; $2.9 million in additional headcount and related costs; $1.6 million in system maintenance costs to support our support our payment gateway, verification and IP registry services; and $0.8 million in performance cash compensation. This was partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $6.6 million due to incremental investments in our growth initiatives, which include Cequint.

Selling, general and administrative expense.  Selling, general and administrative expenses increased $6.7 million, or 9.4%, to $78.0 million for the nine months ended September 30, 2011, from $71.3 million for the nine months ended September 30, 2010. On a constant dollar basis, selling, general and administrative expenses would have increased $4.4 million, or 6.2%, to $75.7 million and represented 18.6% and 18.4% of revenues for the nine months ended September 30, 2011 and 2010, respectively. This was due to the following increases: $4.4 million in costs resulting from the inclusion of Cequint and $2.5 million in performance cash compensation. These increases were partially offset by the following decreases: $1.0 million in stock compensation due primarily to a decrease in performance related stock compensation; $0.9 million in headcount and other cost synergies related to the integration of CSG; and $0.4 million in severance charges related to restructuring activities in North America.

Contingent consideration expense.  Contingent consideration expense of $1.7 million for the nine months ended September 30, 2011, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 1 for further details regarding the Cequint contingent consideration. This liability is re-measured each reporting period and changes in the fair value will be recorded through this line item in our condensed consolidated statement of operations.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment decreased $1.4 million, or 4.0%, to $33.8 million for the nine months ended September 30, 2011, from $35.2 million for the nine months ended September 30, 2010. On a constant dollar basis, depreciation and amortization of property and equipment decreased $1.8 million to $33.4 million and represented 8.2% and 9.1% of revenue for the nine months ended September 30, 2011 and 2010, respectively. Included in depreciation and amortization of property and equipment is an accelerated depreciation charge of $0.7 million and $4.3 million recorded in the nine months ended September 30, 2011, and 2010, respectively. These accelerated depreciation charges relate to the phasing out of $6.2 million of surplus network assets and software as a result of the integration of the CSG and TNS networks. Excluding the accelerated charges, depreciation and amortization of property and equipment increased $1.8 million due to capital expenditures to support our growth initiatives, including Cequint.

Amortization of intangible assets.  Amortization of intangible assets increased $1.7 million, or 5.8%, to $30.1 million for the nine months ended September 30, 2011, from $28.4 million for the nine months ended September 30, 2010. Included in amortization of intangible assets for the nine months ended September 30, 2011 was $5.5 million related to the acquisition of Cequint. Included in amortization for the nine months ended September 30, 2010, was $2.0 million related to the impairment of certain customer relationship intangible assets. Excluding these items, amortization of intangible assets decreased by $1.8 million primarily due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense increased $1.7 million to $19.4 million for the nine months ended September 30, 2011, from $17.7 million for the nine months ended September 30, 2010. Amortization of deferred financing fees and original issue discount for the nine months ended September 30, 2011 and 2010 was $1.5 million in both periods. Cash interest expense increased primarily due to the impact of increased borrowing levels as a result of our acquisition of Cequint on October 1, 2010 partially offset by debt repayments.

Other (expense) income, net.  Other (expense) income was a loss of $1.3 million for the nine months ended September 30, 2011 compared to a gain of $3.4 million for the nine months ended September 30, 2010. Included in other income (expense) was a loss of approximately $1.7 million compared to a gain of $2.7 million for the nine months ended September 30, 2011 and 2010, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro and Australian dollar.

Income tax provision.  For the nine months ended September 30, 2011, our income tax provision was approximately $7.3 million compared to $6.8 million for the nine months ended September 30, 2010. Our effective tax rate was 67.9% and 37.1% for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes, an increase of $1.8 million in the US valuation allowance on additional deferred tax assets recognized related to the Cequint acquisition, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

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

EBITDA before stock compensation expense is determined by adding the following items to Net Income, the closest GAAP financial measure: equity in net loss of unconsolidated affiliate, loss from discontinued operations, income tax provision, other income (expense), interest expense, depreciation and amortization of property and equipment, amortization of intangibles, contingent consideration expense, milestone compensation expense and stock compensation expense.

Adjusted net income is determined by adding the following items to Net Income, the closest GAAP financial measure: provision for income taxes, loss from discontinued operations, certain non-cash items, including amortization of intangible assets, stock compensation expense, the change in fair value of contingent consideration, milestone compensation expense and the amortization of debt issuance costs, and the result is tax effected at an assumed long-term tax rate of 20%, which excludes the effect of our net operating losses. The assumed long-term tax rate of 20% takes into consideration the following primary factors: the income generated outside of the U.S. which is taxed at substantially lower rates than U.S. statutory rates; the cash benefit of our tax-deductible amortization of intangible assets and tax-deductible goodwill; and the cash benefit of tax-deductible stock compensation expense.

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

Adjusted net income (a non-GAAP measure) decreased $1.8 million to $40.2 million for the nine months ended September 30, 2011 compared to $42.0 million for the same period in 2010. Adjusted net income per common share (a non-GAAP measure) was $1.57 per share for the nine months ended September 30, 2011 compared to $1.57 per share for the same period in 2010. Included in other income (expense), net in our consolidated statements of operations are a pre-tax loss of $0.2 million, or $0.01 per share, and $1.7 million, or $0.05 per share, for the three and nine months ended September 30, 2011 compared to a pre-tax loss of $2.7 million, or $0.08 per share, and a pre-tax gain of $2.7 million, or $0.08 per share, for the same periods in 2010 related to the revaluation of certain foreign currency denominated assets and liabilities.  Also included in depreciation expense for the three and nine month period ended September 30, 2010 were accelerated depreciation charges related to the phasing out of surples network assets and software resulting from the integration of the CSG and TNS networks of $1.1 million, or $0.03 per share, and $4.3 million, or $0.13 per share, respectively. In addition there were $0.7 million, or $0.02 per share, in accelerated depreciation charges related to these assets recorded during the nine month period ended September 30, 2011. EBITDA before stock compensation expense (a non-GAAP measure) increased $2.4 million to $103.2 million for the nine months ended September 30, 2011 from $100.8 million for the same period in 2010.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
EBITDA before stock compensation expense:
Net income (GAAP)	$4,021	$1,598	$11,622	$3,450
Add back the following items:

Loss on discontinued operations	287	538	212	1,391
Equity in net loss of unconsolidated affiliate	224	—	289	—
Provision for income taxes	987	3,901	5,763	7,278
Other (income) expense, net	2,615	150	(3,124)	1,471
Interest income	(59)	(52)	(252)	(192)
Interest expense	5,746	6,266	17,692	19,394
Depreciation and amortization of property and equipment	11,462	10,912	35,231	33,838
Amortization of intangible assets	8,547	9,888	28,430	30,070
Contingent consideration (income) expense	—	918	—	1,668
Earnout milestone compensation	—	526	—	667
Stock compensation expense	1,418	1,720	4,987	4,170
EBITDA before stock compensation expense	$35,248	$36,365	$100,850	$103,205

Adjusted Net Income:
Net income (GAAP)	$4,021	$1,598	$11,622	$3,450
Add back the following items:
Loss on discontinued operations	287	538	212	1,391
Provision for income taxes	987	3,901	5,763	7,278
Amortization of intangible assets	8,547	9,888	28,430	30,070
Contingent consideration expense	—	918	—	1,668
Earnout milestone compensation	—	526	—	667
Other debt related costs	409	457	1,472	1,535
Stock compensation expense	1,418	1,720	4,987	4,170
Adjusted Net Income before income taxes	15,669	19,546	52,486	50,229
Income tax provision at 20%	(3,134)	(3,909)	(10,497)	(10,046)
Adjusted Net Income	$12,535	$15,637	$41,989	$40,183
Diluted weighted average common shares outstanding	26,714,235	25,488,294	26,772,268	25,633,721
Adjusted Net Income per common share	$0.47	$0.61	$1.57	$1.57

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our amended November 2009 Credit Facility, will be adequate to meet our anticipated needs for the foreseeable future. The covenants in our amended November 2009 Credit Facility do not, and are not reasonably likely to, limit our ability to pursue strategic acquisitions as part of our growth strategy to a material extent. To the extent that we are not able to fund a strategic acquisition through cash flow from operations or additional amounts that we are able to borrow under our November 2009 Credit Facility, we would need to undertake additional debt or equity financing.

Our operations provided us cash of $60.4 million for the nine months ended September 30, 2011, which was attributable to net income of $3.5 million, depreciation, amortization and other non-cash charges of $72.8 million and an increase in working capital of $15.9 million. The increase in working capital relates primarily to the reversal of the $10.5 million working capital decrease from the fourth quarter of 2010, during the nine months ended September 30, 2011, and to a lesser extent from delays in collections in the third quarter of 2011 which reversed early in the fourth quarter of 2011. Our operations provided us cash of $78.6 million for the nine months ended September 30, 2010, which was attributable to net income of $11.6 million, depreciation, amortization and other non-cash charges of $66.6 million and a decrease in working capital of $0.4 million.

We used cash of $34.9 million and $37.4 million in investing activities for the nine months ended September 30, 2011, and 2010, respectively. Capital expenditures were $34.7 million and $36.8 million for the nine months ended September 30, 2011 and 2010, respectively. Our capital expenditures in 2011 are focused on our growth initiatives, including Cequint, our cardholder - not - present gateway, verification services, IP registry and roaming and clearing services. Our capital expenditures in 2010 were focused on the integration of the CSG and TNS networks, integration of CSG back office functions and the stabalization and enhancement of the platforms and systems acquired through the CSG acquisition.

We used cash of $55.9 million for financing activities for the nine months ended September 30, 2011. This consisted primarily of $34.4 million voluntary payments on the November 2009 Credit Facility. In addition, $20.3 million was used to repurchase stock as part of the Company’s authorized share repurchase program (See Note 1) as well as $1.5 million to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units, and we received $0.3 million from the exercise of employee stock options. We used cash of $31.5 million for financing activities for the nine months ended September 30, 2010. This consisted primarily of a $30.0 million voluntary payment on the November 2009 Credit Facility. In addition, $3.4 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $1.9 million from the exercise of employee stock options.

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

Call volumes from business users account for a major percentage of the database access volume of our identity and verification and registry services in our telecommunications services division. As a result, we generally see higher database access volumes on business days as opposed to weekends and holidays.  The volume of these database access volumes is generally greater in the second and third quarters than during the rest of the year.  In addition, the levels of roaming and clearing traffic processed by our mobile operator customers is generally greater in the second and third quarter vacation and travel seasons than during the rest of the year.  We expect that our operating results in the foreseeable future will be significantly affected by seasonal trends in the telecommunications industry.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2011, we had $373.1 million outstanding under our November 2009 Credit Facility with interest rates tied to changes in the lender’s base rate or the LIBOR rate. Interest on outstanding balances under the November 2009 Credit Facility is payable, at the Company’s option, at the base rate plus a margin of 3%, or at LIBOR plus a margin of 4%. Additionally, in no event will the base rate be less than 3.0% or the LIBOR rate be less than 2.0%. At September 30, 2011 the one-month LIBOR rate was 0.24%. Based upon the outstanding borrowings on September 30, 2011 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates, once the LIBOR rate exceeds the 2.0% minimum, could affect our annual interest expense by $3.7 million.

As of September 30, 2011, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We primarily enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended September 30, 2011 and 2010 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2011			2010
			Weighted			Weighted
		% of	Average		% of	Average
	% of	operating	Exchange	% of	operating	Exchange
	Revenue	expenses	Rates	Revenue	expenses	Rates
British Pound	12%	9%	1.61	12%	10%	1.55
Euro	9%	8%	1.42	10%	6%	1.29
Australian Dollar	6%	7%	1.05	6%	5%	0.90

A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on:

•                  Revenue: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar $0.3 million; and

•                  Total operating expenses: British Pound, $0.3 million, Euro, $0.2 million and Australian Dollar $0.3 million

We provide services to customers in the United States and increasingly to international customers in over 60 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 28 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. This loan is denominated in U.S. dollars and therefore fluctuations in the euro to the U.S. dollar exchange rate were recorded as revaluation gains or losses in our income statement prior to January 1, 2011. Beginning January 1, 2011, we no longer intend to settle this specific loan amount for the foreseeable future, and as such in accordance with ASC 830, Foreign Currency Matters, from this date, fluctuations in the euro to the U.S. dollar exchange rates are recorded to other comprehensive income in our balance sheet.  For the three and nine months ended September 30, 2011, we recorded a loss on foreign currency revaluation of approximately $0.2 million and $1.7 million, respectively.  This is primarily due to the revaluation of a U.S. dollar denominated loan balance between our subsidiaries in Ireland and Australia. This loan relates to amounts advanced by our subsidiary in Ireland to fund our card-not-present development activities in Australia. For the three and nine months ended September 30, 2010, we recorded a loss on foreign currency revaluation of $2.7 million and a gain on foreign currency revaluation of 2.8 million, respectively, which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

Item 4.  Controls and Procedures

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

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

(101)

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to these consolidated financial statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: November 7, 2011	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Executive Officer

Date: November 7, 2011	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer