Form 10-K
period 2011-12-31
TNS INC
filed 2012-03-14
CIK 1268671

Use these links to rapidly review the document
TABLE OF CONTENT
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of March 7, 2012, 25,905,071 shares of the Registrant's common stock were outstanding. As of June 30, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of such shares held by non-affiliates of the Registrant was approximately $421 million.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 - 14 of this Annual Report on Form 10-K as indicated herein.

TNS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011
INDEX

PART I

        Throughout this report, we refer to TNS, Inc., together with its subsidiaries, as "we," "us," "our," "TNS" or "the Company." "Cequint," "CityID" and the TNS and Cequint logos are our registered trademarks, and TNSLink, TNSConnect, Synapse, FusionPoint by TNS, Dialect and Secure Trading Extranet are our service marks. This report contains trade names, trademarks and service marks of other companies. We do not intend our use or display of other parties' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of, these other parties.

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

Item 1.    Business

Overview

        TNS is an international data communications company which provides networking, managed connectivity, data communications and value added services to many of the world's leading telecommunication firms, retailers, banks, payment processors and financial institutions. Our services enable secure and reliable transmission of time-sensitive data critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in more than 60 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 25 countries.

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

        In 2011, we reported our revenues from three distinct business divisions. Our Telecommunication Services Division (TSD) principally serves telecommunication customers in North America, but in recent years has started generating revenue outside of North America from certain products. Our Payment Services Division (PSD) is focused on the payments industry in North America, Europe and Asia Pacific. Our Financial Services Division (FSD) serves customers in the financial services industry in North America, Europe and Asia Pacific. Within TSD we operate the largest unaffiliated Signaling System No. 7 network in the United States capable of providing services nationwide, including call signaling and database access services, to the domestic telecommunication industry. We also provide roaming and clearing services to both domestic and international mobile operators. In PSD, we have more than 2,000 customers and provide services and solutions, both directly and indirectly, to more than one million merchants, making us, on the basis of total transactions transmitted, a leading provider of data communications services and other value added services to processors of credit card, debit card and ATM transactions. In FSD, we are a leading provider of secure data network services to the global financial services industry, connecting over 1,800 financial community end-points located at over 625 distinct financial services companies, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues.

        In each of our divisions, our revenues are generally recurring in nature and we typically enter into multi-year service contracts that require minimum volume or revenue commitments from our customers.

        Our business began operations in 1991 to address the needs of the Point-of-Sale industry in the United States. The strong operating cash flows generated by our business have enabled us to invest in our data network to make our communications services more rapid, secure, reliable and cost efficient. In addition, we have leveraged these investments and used our continued strong operating cash flows to expand our service offerings to related market opportunities in the telecommunications and financial services industries in the United States and internationally. By implementing and executing this strategy, we have grown our revenues every year, from $285,000 for the year ended December 31, 1991, to $557.7 million for the year ended December 31, 2011.

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

        An opportunity related to the telecommunications industry's evolution to the next generation of Internet protocol, or IP, based networks is the growth of data usage by operators' subscribers. According to Pyramid Research, the telecommunications market in the United States is expected to reach $406 billion in 2014, with mobile data revenue climbing to $94 billion, surpassing fixed voice during the forecast period. This growth is expected to create opportunities associated with the interconnections needed between communication service providers to enable seamless data roaming between disparate operators and networks, and from the focus on applications to drive increased revenue per customer via value-added applications. Additionally, the network evolution of both fixed and mobile service providers' next generation networks is expected to provide market participants with new opportunities as the operators will need to extend the life of their current infrastructure in order to experience the benefits of next-generation IP networks.

        SS7 networks are data networks that transport call-signaling information separate from the public switched telecommunication network over which the call content is communicated. Communication service providers require access to an SS7 network connected to the signaling networks of other carriers to be able to provide telecommunication services to their customers. In addition to circuit set-up and tear-down, wireless operators use SS7 signaling to locate and authenticate subscribers, to determine service parameters and to update location registers.

        According to Swedish provider, Ericsson, there are now more than 4 billion mobile subscribers worldwide and approximately 30% third of all handsets sold in 2011 were smartphones compared to 20% in 2010. As expected, mobile data traffic doubled between 2010 and 2011; Ericsson forecasts a 10-fold increase by 2016. In spite of being surpassed by data, voice traffic growth continues to be strong as well, doubling over the last four years (Interim Update, Traffic and Market Data Report, Ericsson, February 2012).

        Demand for mobile data is driving wireless operators to migrate to IP networks and convert signaling standards from SS7 to Diameter. Diameter is a next generation signaling protocol that facilitates signaling between network elements such as mobility management elements, policy control and charging functions and home subscriber servers.

        Infonetics Research predicts a 106% compound annual growth rate (CAGR) through 2016 in vendor revenue for Diameter signaling controllers (Diameter Signaling Control Worldwide and Regional Market Size and Forecasts, February 2010). Infonetics also tracked strong growth in the VoIP services market at 17% in 2011 and forecasts the global market size to reach $76 billion in 2015.

Our TSD Services

        Since our formation of TSD in 1994, we have owned and operated an SS7 network and partnered with other providers to offer services delivered throughout the network. As a result of our acquisition of the Communications Services Group assets from VeriSign, Inc. in May 2009, we now operate the largest unaffiliated SS7 network in the United States capable of providing call signaling and database access services nationwide. Our SS7 network is connected with the signaling networks of all of the incumbent local exchange carriers and a significant number of wireless operators, competitive local exchange carriers, interexchange carriers, multiple service operators, also known as cable companies, and VoIP service providers. We believe that our independence and neutrality enhance our attractiveness as a provider of outsourced SS7 and other network services. Through the acquisition of the Communication Services Group assets we also own proprietary services such as identity and verification, IP-registry and roaming and clearing services.

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

        With our MPLS backbone network and our SS7 network, we believe we have an opportunity to assist our customers in evolving their networks and maximize the benefits of the next generation IP-based networks as they are deployed. Through our network we are able to help communication service providers in different phases of their transition to next generation networks while minimizing the effort and expense necessary to support legacy infrastructure and diverse connectivity needs. With the large size of the telecommunications industry's installed base in legacy circuit-switched SS7 networks, we believe that the evolution to IP communications will be gradual. Additionally, service providers that operate purely next-generation networks, must be able to terminate traffic on traditional networks using SS7. We believe these service providers will continue to require SS7 connectivity and intelligent database interoperability services into the foreseeable future.

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

  Identification and Verification Services

        Within our identification and verification services we enable our wireline and wireless customers to provide intelligent network services, such as calling name identification (Caller ID), and validation services for credit card, calling card, third-party billing and collect calling. TNS owns the largest independent directly-sourced Caller ID database in the U.S., storing over 200 million of an estimated 421 million telephone numbers with reciprocal access agreements with AT&T, Verizon and CenturyLink to the remaining telephone numbers. Approximately 75% of the records in TNS' CNAM database consist of wireless telephone numbers with the remainder belonging to traditional wireline providers. To extend our identity and verification services to wireless customers, we acquired Cequint in October 2010. Cequint provides embedded original equipment manufacturer (OEM) Caller ID software that enables a mobile operator to provide enhanced Caller ID services to its subscribers. We currently have partnerships with leading mobile network operators in the United States.

        Additionally, the rapid growth of phone-based identity verification has created a market opportunity for value-added service providers currently serving the Caller ID market. These providers can improve the security measures of authenticating an individual based on telecommunication data. We believe we are in a unique position to properly use the authoritative telecommunication data, which we have historically used to provide caller name identification, to validate various forms of payment and other transactions in order to eliminate fraud and manage risk associated with card issuing and card-not-present transactions in the payments industry.

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

  Roaming and Clearing Services

        We offer a suite of roaming and clearing services to wireless carriers using the ANSI-41 and Global Systems Mobile Communications (GSM) Mobile Application Part signaling protocols. Our roaming and clearing services allow carriers to provide support for mobile customers of other carriers visiting their service area, referred to as roamers, and for their customers when they roam outside their service area. Our service also manages signaling conversion and implementation anomalies between different countries to provide activation processing, seamless international roaming, and fraud protection. Our roaming data clearinghouse services facilitate financial settlement between carriers. We provide these services in addition to access to a pre-established international roaming footprint. We offer roaming services for carriers utilizing third Generation Packet Radio Services (3GPRS) and Code Division Multiple Access (CDMA) technologies to offer wireless roaming to their subscribers over broadband wireless networks. We also offer a variety of roaming application and value-added services that help wireless operators better manage and maximize the profitability of their roaming operations. Additionally, we are equipping our roaming service to support next generation wireless networks such as Long Term Evolution (LTE), worldwide interoperability for microwave access (WiMax) as well as providing interoperability between mobile networks and established WiFi communities.

  Cequint Inc.

        In October 2010, we acquired Cequint, Inc., a privately-held company providing caller identification services to wireless operators. Cequint's patented caller identification feature, which is integrated into the operating system of the mobile phone and is called City ID®, automatically displays the city and state associated with the calling party's phone number. In July 2011, Cequint launched Name ID, a new product that enables mobile operators to deploy carrier-grade caller name identification in mobile phones. This patent pending product, Name ID, will utilize a proprietary architecture and technology that will permit wireless operators to overcome certain network and technology challenges in order to deploy mobile caller-name identification similar to that which is currently available to legacy landline users. The technology supporting Name ID will also provide wireless operators with increased revenue opportunities through the ability to develop additional features and functionality. The City ID® and Name ID products, which are and will be pre-loaded applications by the OEM at the request of a wireless operator, are and will be offered by Cequint's wireless operator partners to their end user customers. TNS expects to have handsets with Name ID available with another tier-one mobile operator in the United States by the end of 2012.

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

        For the years ended December 31, 2010 and 2011, we generated $260.7 million and $287.2 million of revenue in TSD, which represented 49.9% and 51.5% of our total revenues, respectively.

Payment Services Divisions (PSD) Opportunity

        According to The Nilson Report, credit and debit transactions in the U.S. will increase from $3.2 trillion in 2010, or 43% of all total payments transactions on a dollar volume basis, to $5.6 trillion, or 56% of all transactions, by 2015. This growth represents a 12% CAGR over the period. Additionally, while these types of payments are growing quickly in the U.S., the international market for these payment methods is expanding at an even greater rate. According to The Nilson Report, the total number of general purpose credit and debit card transactions outside of the United States increased to approximately 34.3 billion transactions in the six months ended June 30, 2011, a 16.2% increase to the prior year's period. Outside of the U.S., the regions with the highest transaction volumes were Europe, Asia-Pacific and Latin America, while Middle East/Africa and Asia-Pacific experienced the fastest growth.

        A component of the growth in overall payment transactions is e-commerce. JPMorgan estimated that global e-commerce revenue in 2011 will grow to $680 billion, up 18.9% from 2010 revenue. JPMorgan estimates that in the United States alone, e-commerce was projected to grow 13.2% to $187 billion, and it is forecasted that global e-commerce revenue will reach $963 billion by 2013. From a transaction perspective, the U.S. e-commerce market is expected to grow at a three year CAGR of 8.6% from 2010 to 2013, with transactions growing from 4.3 billion in 2010 to more than 5.5 billion in 2013.

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

        Another significant factor facing the electronic payment processing industry is susceptibility to fraudulent transactions and as the number of electronic payment transactions has increased, the industry's exposure to fraud has increased. Payment processors desire secure and reliable data communications and other transaction related services while merchants desire access to tools to combat fraud. Participants in the electronic payment processing industry which handle payment card information are required to be compliant with industry security standards called the Payment Card Industry Data Security Standard, or PCI-DSS. In many cases, the requirements to be in compliance with PCI-DSS can be cost prohibitive and we believe we are in a position to help mitigate these costs for customers.

Our PSD Services

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

  Payment Gateway Solutions

        In addition to our network connectivity services, our payments division provides card-present and card-not-present payment gateway solutions to multi-channel merchants as well as to card associations which offer services over the Internet. We have been providing these services from our operations in Australia since 2007. In 2010, we launched our card-not-present platform in the United States and in 2011, launched the card-not-present platform in Western Europe. Our payment gateway services enable a merchant (whether they be online, traditional brick and mortar, MOTO, or mobile merchants) to authorize and settle card-based payments or other alternative electronic payment methods. Our payment gateway solutions protect card details by encrypting sensitive information, such as credit and debit card numbers, and securely delivering it to the merchant's payment processor(s). Our payment gateways also provide value-added capabilities, such as card data tokenization, that merchants can use to reduce card-related fraud, improve security, and ease efforts to achieve required industry security compliance certifications. As such, our payment gateway acts as a key enabler and distribution channel for a number of merchant-facing and acquirer-facing applications.

        The following diagram illustrates the route of a typical card-not-present transaction from an e-commerce merchant using our payment gateway service. The route of a typical call center transaction, where the card is also not physically present for the merchant, is similar.

  1.
  Customer inputs credit card information in the merchant's online store.

  2.
  The payment gateway encrypts data and securely sends it to the merchant's processor.

  3.
  The transaction is routed via a card association (e.g. American Express) for authorization by the customer's issuing bank.

  4.
  The result is encrypted and sent back through the gateway to the merchant.

        TNS provides payment gateway services for both cardholder-present and cardholder-not-present merchants through our TNSPay product lines. For "brick and mortar" retail outlets that use ePOS or PC-based payment terminals, TNSPay Retail is our UK-based payment gateway service that enables authorization and settlement of in-store payment transactions. TNSPay Retail also provides other capabilities for merchants, such as support for contactless payments and specialized card encryption security services. Our wireless payment gateway platform, called TNSPay Mobile, enables merchants to process card transactions using mobile POS terminals or smartphones that have been adapted to accept payments as well as terminal management and reporting services for independent sales organizations.

        With the increased number of electronic transactions, the increased focus on fraud, evolving compliance requirements and the need to support an expanding array of payment options, there has been a significant increase in the complexity of the payments industry. Our payment gateway and network connectivity solutions are highly scalable and able to transport and support a wide variety of access methods as well as payment types and channels. With these capabilities, we believe we will be able to increase the number of transactions we transport, the number of connections to our network, and the types of products and services we offer as these and other industries look to outsource the data communications requirements necessary to transmit transactions securely. We believe we have an opportunity to provide services to securely host and manage payments card information on behalf of merchants in an effort for the merchants to achieve PCI-DSS compliance and to utilize tools designed to reduce fraud.

  ATM Processing and Other Solutions

        In select markets, we provide additional value added services to our merchant, bank and processor customers. These include settlement file transfer, offline polling, outsourced payment processing and card scheme gateways (including Visa and Mastercard). In addition, we operate a software platform that caters for outsourced ATM management (including Foreign Exchange and Dynamic Currency Conversion capability) as well as a transaction processing capability for card issuers.

        Additionally, we provide services to international payment processors that are not used by payment processors in the United States. These include settlement and offline polling services which enable merchants to store transaction data until the payment processor retrieves the data after business hours.

        Our payment services division generally enters into multi-year contracts that usually have minimum transaction or revenue commitments. For dial-up network access services, we typically charge our customers a fixed fee per transaction plus a variable time-based charge for transactions that exceed a specified period of time. Generally, our contracts provide for a reduction in the fixed fee per transaction as our customers achieve higher monthly transaction volumes. For our fixed broadband, wireless and internet connectivity services and our payment gateway solutions we typically charge our customers a per-transaction fee, a minimum monthly fee, or a combination of both. We typically charge our customers fixed monthly fees for leased line and broadband services. We also generate revenue from usage charges, leased line circuit charges, charges for access to real-time transaction monitoring and charges for ancillary services.

        For the years ended December 31, 2010 and 2011, we generated $195.5 million and $203.6 million of revenue in PSD, which represented 37.4% and 36.5% of our total revenues, respectively.

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

        The emergence of new electronic trading venues such as ECNs and ATSs, and regulatory requirements such as Markets in Financial Instruments Directive (MiFID) and the shift to decimalization have placed increasing emphasis on trading and cost efficiencies. In addition, in recent years financial institutions have reduced the size of their staff even though business and trading demands have increased. In order to continue to meet the need for high quality, fast and secure data communications, market participants are increasingly using outsourced data communications service providers. These providers give industry participants access to other participants through a single, managed access point on the service provider's network. These services allow participants to cost-effectively connect to each other to conduct time-sensitive transactions and communicate real-time information.

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

Our FSD Services

        Our fast, private, secure and reliable IP data networks are designed specifically to address the data communications requirements of the financial services industry. Our Financial Services Division connects more than 1,800 financial community end-points located at more than 625 distinct financial services companies, representing buy and sell-side institutions, market data and software vendors, exchanges and alternative trading venues. Our IP network services allow our customers to access multiple financial services companies through a single network connection, thereby eliminating the need for costly dedicated institution-to-institution leased line connections. Additionally, these services facilitate secure and reliable communications between financial services companies by supporting multiple communications standards and protocols, including the Financial Information eXchange (FIX) protocol. Our network has over 100 points of presence and provides services to customers in 40 countries across the Americas, Europe and the Asia Pacific region, with connections to endpoints in many more. Our financial services customers may have one or more access points to our IP network, depending on the location of their offices and other factors.

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

        For the years ended December 31, 2010 and 2011, we generated $66.2 million and $67.0 million of revenue in FSD, which represents 12.7% and 12.0% of our total revenues, respectively.

Our Strengths

        We believe our competitive strengths include:

        Recurring revenues and strong operating cash flows.    Our established customer base enables us to generate high levels of recurring revenues and strong operating cash flows. Our business model is based upon the number of transactions and database queries we transport, the number of connections to our networks and, in the case of our roaming platform, the amount of data we transport. We enter into multi-year service contracts that usually have minimum transaction or revenue commitments from our customers. We believe that our recurring revenues and strong operating cash flows will enable us to continue to invest in the development of new products and services and to continue to expand internationally.

        Established customer base.    We have an established customer base of leading industry participants in each division and have experienced limited customer turnover. As of December 31, 2011, TNS provided its services to more than 2,000 customers in the Payment Services Division, to more than 850 customers in the Telecommunication Services Division, and to more than 625 customers in the Financial Services Division. Internationally we generate revenue in over 60 countries and provide services to some of the largest financial institutions, wireless operators and other services providers in those countries and neighboring countries. Additionally, within some elements of our business, the value of our network to our customers increases for every new customer we put onto our network. The entities connected to our network form communities of interest in the industries to which we provide services and we believe these communities of interests we have established over the last 20 years differentiate us from our competition.

        Well positioned to continue international growth.    The solutions we have developed to serve customers in our existing geographic markets are applicable to the data communications needs of the payment processing, telecommunication and financial services industries in other regions. We believe that our data communications services and technologies, our technical expertise and our customer relationships with the largest domestic payment processors, telecommunication carriers and global financial institutions strategically position us to take advantage of substantial international opportunities. We have grown our international revenues from $33.1 million for the year ended December 31, 2002 to $168.6 million for the year ended December 31, 2011.

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

        Substantial experience in our target markets.    The eleven members of our executive management team have on a combined basis more than 170 years of experience in the transaction services and telecommunications industries as well as experience managing large, multinational corporations, and on average have been employees of the company for more than eight years. We have focused on creating data communications services for developing and established markets. We believe this gives us an understanding of the unique needs and risks of our target markets and provides us with a competitive advantage over larger service providers that have a broader market perspective. We also believe our extensive experience provides us with a competitive advantage over service providers of similar or smaller size.

        Proven acquisition strategy.    Our management team has augmented the growth of our business by successfully identifying and integrating strategic acquisitions. We have made a number of acquisitions that have accelerated the growth of the payments and telecommunication services divisions. For example, in 2010 we acquired Cequint, Inc. to expand our identity and verification platform to mobile devices. In 2009, we acquired the assets of VeriSign's Communications Services Group to increase the scale of our network and registry services as well as to expand our product offerings with the addition of identity and verification, wireless roaming and clearing and IP registry services. We also acquired Dialect Payment Technologies in 2007 to provide card-not-present payment gateway services to our customers throughout the world.

Our Strategy

        Our objective is to continue to grow our business and enhance our position as a leading provider of outsourced business-critical data communications services enabling secure and reliable transmission of time sensitive information for our transaction processing, telecommunications and financial services customers. Key elements of our strategy include:

        Focus on key geographies and selectively enter new ones.    We continue to focus our efforts and resources to expand our business in six countries and their surrounding areas in which we already have operations. These countries are Australia, France, Italy, Spain, the United Kingdom and the United States. We believe concentrating our efforts in this way will enable us to grow our business in these geographic markets as well as in adjacent countries, enabling us to generate growth with less capital investment. We have also started to establish our network connectivity and gain customers in all divisions in new countries in the AsiaPacific region.

        Continue to expand our customer base.    We believe our experience, existing customer relationships and our ability to consistently deliver secure and reliable data communications services will enable us to expand our customer base in domestic and international markets. For example, in our payment services division we intend to expand our service offerings to certain customer segments in both the traditional and Internet-based retail industries, with a focus on selling our IP-based network services and our TNSPay gateway products, including our e-commerce, Retail and Mobile solutions. Within our telecommunication services division, we expect our expanded set of services including our network, identification and verification and roaming and clearing solutions will help us acquire new customers both domestically and internationally. Additionally, our acquisition of Cequint expanded our product offerings and we anticipate this will help us acquire new customers. In our financial services division, we will continue to increase the scope of services and leverage our existing customer base of over 625 financial services companies to acquire new customers.

        Develop new product and service offerings.    We will continue to expand our service offerings to address new markets for secure and reliable transmission of time-sensitive information. We will continue to enhance the IP-based network services we provide to payment processors, financial institutions and merchants in connection with the global payment industry's adoption of new technologies. Additionally, we are making investments in applications that leverage our network, helping our customers increase revenue and reduce costs. For example, we are currently offering our TNSPay e-commerce payment gateway to payments customers through the platforms we have deployed in the Asia Pacific region, North America, the United Kingdom and in Western Europe. In the United Kingdom our TNSPay Retail platform is designed for card-present transactions for a variety of merchant sizes and our TNSPay Mobile platform in the United States is designed for the mobile wireless market, including smart phones. We expect to add more functionality to our TNSPay product suite to include features such as tokenization, encryption and contactless payments. In our telecommunication services division we are deploying new products to our customers. Our enhanced roaming platform is designed to help our wireless carrier customers remain competitive with the growing demand for data roaming. We are also developing new applications in our identity and verification services to help our payments customers reduce fraud using data verified by our telecommunication carrier customers. In addition, we are rolling out our CityID and NameID products, acquired through our acquisition of Cequint, in partnership with top U.S. based mobile operators and are investing in new mobile handset technology designed to help our mobile partners continue to offer new features and functionality to their customers.

        Increase sales to existing customers.    We will continue our efforts to further expand our existing customer relationships to increase business domestically and abroad. For example, we intend to encourage: our domestic and international payments division customers to increase their number of connections to our networks and to transmit a greater percentage of their transaction volume with us; our telecommunication services customers to increase the number of signaling routes they establish through our network and to increase the amount of data we store on their behalf in our databases; and our financial services customers to connect more endpoints and virtual connections to, and use greater bandwidth on, our data network. Our longstanding relationships with our customers provide us with an opportunity to increase the sales we make to our existing customers as they and we expand internationally. Within payments, our domestic processing customers are looking for growth outside the United States, opening up new opportunities for cross-border routing of transactions. In TSD, we are focused in four main areas: network services, identity and verification, roaming and clearing, and mobile applications. Within each solution, we have various products that we offer to our customers on a stand-alone basis or as a bundled service. We intend to work closely with our customers to increase our knowledge of their businesses and technical requirements in an effort to identify additional sales opportunities.

        Pursue strategic acquisitions.    We will continue to seek opportunities to acquire businesses that expand our range of services, build scale in our network, provide opportunities to increase our customer base and enter into new domestic and international markets.

Our Network

        We operate a highly-customized data network specifically designed and configured for the transmission of time-sensitive data. Our diverse data network architecture supports a variety of widely accepted communications protocols and is accessible through a variety of methods, including dial-up, leased line, wireless and secure Internet connections. We have designed our data network to be scalable and to allow easy adoption of new access technologies. The hardware utilized in our network is installed at 129 points of presence worldwide, 42 of which are in North America. We connect these points of presence with digital circuits leased from multiple telecommunication services providers. In addition, our network control centers allow us to administer our network and enable us to monitor our customers' transactions in real time. We believe that our network provides the following important benefits to our customers:

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

        Our IP and X.25 protocols incorporate several customized, value-added features that distinguish our services and performance from our competitors.    We believe that various value-added features we have developed permit our PSD customers accessing our data network through dial-up services to process a greater volume of transactions than other dial-up service providers. These features include:

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

        Our network operations centers continuously monitor and manage our network.    We provide 24-hour, seven days a week network control coverage domestically through our network control centers located in Reston, Virginia and internationally through our network control centers located in Sheffield, England and Sydney, Australia. Each of these network control centers serves as the backup network control center for the other control center. Our network control centers are staffed with skilled technicians experienced with the services we offer. Our network control centers remotely monitor the components of our data network and manage our network using sophisticated network management tools we have either developed internally or licensed from others.

Customers

        As of December 31, 2011, we provided our services to more than 2,000 customers in our payments division, to more than 850 customers in our telecommunications division and to more than 625 financial services division customers. Historically, we have experienced limited customer turnover and attribute that to our strong relationships with those customers. For the year ended December 31, 2011, we derived approximately 19.6% of our total revenues from our five largest customers. No customer accounted for more than 10% of our total revenues for the year ended December 31, 2011. We typically enter into multi-year service contracts with our customers with minimum commitments. The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. The contracts with our five largest customers expire from 2012 to 2014.

Sales and Marketing

        We sell our services directly to customers through geographically dispersed sales teams. In our telecommunication service divisions, we have a specialized sales team to sell our telecommunications services division products in North America and Asia Pacific. Globally we have a specialized sales team for our financial services division. In the payments division, our sales teams are organized geographically with each team responsible for selling all of our payments services in the country in which the team is based and, in some cases, proximate countries. Our payments division and FSD sales teams are based in Australia, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Poland, Romania, Singapore, South Korea, Spain, Thailand, the United Kingdom and the United States. Generally, each sales team includes a managing director or sales manager, account representatives, business development personnel, sales engineers and customer service representatives experienced in the industries of our customers and the services we offer.

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

Competition

        Telecommunication services division.    Our telecommunication services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, customer support, cost-efficiency and value-added services. The primary competitors of our telecommunication services division include telecommunication carriers such as AT&T Corp., CenturyLink, Syniverse Technologies, Inc., NetNumber, NeuStar and TARGUSinfo (recently acquired by NeuStar).

        Payment services division.    Our payment services division competes on the basis of industry expertise, network service quality and reliability, transaction speed, value-added features, customer support and cost-efficiency. In the United States the primary competitors for our Payments dial-up services are interexchange carriers such as Verizon Business Solutions, an operating unit of Verizon Communications, Inc., AT&T Corp, and Phoenix Managed Networks, Inc. The carriers typically do not aggressively pursue transaction-oriented business as a stand-alone service but rather offer it in conjunction with other products and services.

        The primary competitors of our payment services division's counter-top integration and IP-based network services are Cybera, Inc. and broadband access providers such as MegaPath Networks, Inc. The primary competitor of our payment services division's wireless services in the United States is APRIVA.

        Outside the United States our payment services division competes on a similar basis as in the United States. Primary competitors of our payment services are incumbent telephone companies in the geographic location, such as BT Group PLC in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia. The primary competitor of our processing services in the United Kingdom is Avantra. The primary competitors of our multichannel gateway services in the United Kingdom are Commidea and Logic Group.

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

Employees

        As of December 31, 2011, we employed 1,303 persons worldwide, of whom 905 were engaged in systems operation, development and engineering, 243 of whom were engaged in sales and sales support, 144 of whom were engaged in finance and administration and 11 comprised executive management. Of our total employees as of December 31, 2011, 821 were employed domestically and the remaining employees were in other countries, including 315 in Europe and 167 in Asia Pacific. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

        For the year ended December 31, 2011, we derived approximately 19.6% of our total revenues from our five largest customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. No customers accounted for more than 10% of revenues for the year ended December 31, 2011. The loss of any of our largest customers or a decision by one of them to purchase our services at a reduced level could negatively impact our revenues, earnings and business.

        The contracts with our five largest customers contain minimum transaction or revenue commitments on an annual or contract term basis. Upon meeting these commitments, the customers are no longer obligated to purchase services from us and may elect not to make further use of our services. In addition, our customers may elect not to renew their contracts when they expire. Even if contracts are renewed, the renewal terms may be less favorable to us than under the current contracts. The contracts with our five largest customers expire from 2012 to 2014.

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

Our businesses are highly dependent upon our customers' transaction volumes and connections to our network, as well as our ability to expand into new markets.

        We already serve most of the largest payment processors in the United States and Europe. Accordingly, our payment services division is highly dependent on the number of transactions transmitted by our existing customers through our networks in the United States and the United Kingdom. Factors which may reduce the number of credit and debit card and ATM transactions include economic downturns, acts of war or terrorism and other events that reduce consumer spending. Revenues from PSD have decreased primarily as a result of a decline in transaction volumes which we attribute to the continued softness in the economy and its impact on small mid-size merchants, as well as a decrease in revenue per transaction as a result of negotiated price reductions upon renewal of certain contracts.

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

        The business of our financial services division is dependent upon the number of financial services companies connected to our network and the number of trading partners our customers connect to using our network. In the past industry consolidation and the economic downturn have caused companies to trade with fewer entities connected to our network or to disconnect connections on our network. Future consolidation or the decision by existing customers to disconnect connections to our network could cause our revenues to decline.

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

        In October 2010 we acquired Cequint, Inc., a Seattle based company providing caller identification services to wireless operators. Cequint currently provides City ID®, a caller identification feature for some wireless operators that automatically displays on the wireless handsets of customers of those operators the city and state in which the caller's phone number is registered. In July 2011, Cequint launched Name ID, a new product that enables mobile operators to deploy carrier-grade caller name identification in mobile phones.

        We have begun to integrate the City ID® and Name ID application to be pre-loaded onto the handsets of wireless operators. This integration may prove to be more difficult and may take longer than we currently anticipate for the application to work as intended, which could result in the Cequint business failing to meet expectations. Furthermore, we may experience unanticipated difficulties and delays in the process of having wireless operators request and ensure that our applications are pre-loaded onto their wireless handsets by their manufacturers. Even if we are successful in integrating our service and having the applications pre-loaded onto wireless operator's handsets, our anticipated revenues from such service are highly dependent on adoption rates by the customers of the wireless operators and the revenue share and pricing to be determined for such application by the wireless operators. We may fail to achieve the revenues anticipated from this Cequint acquisition despite incurring substantial costs of the business, which may adversely affect our future financial position, results of operations, and customer relationships.

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

  •
  Additional indebtedness incurred to finance acquisitions is likely to increase our interest expense, and new debt agreements may involve new restrictive covenants that could reduce our flexibility in managing our business.

  •
  If we issue additional equity to finance our acquisitions or investments, it could result in dilution for our existing stockholders.

Our strategy to expand internationally may fail, which may impede our growth and harm our operating results.

        During the year ended December 31, 2011, we did not generate positive operating cash flows in 5 out of the 25 countries in which we have operations and provide services outside of North America. In addition, we are planning expansion into new and existing international markets. Key challenges we will face in pursuing our international strategy include the need to:

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

        While we obtain advice from tax and legal advisors as necessary to help ensure compliance with tax and regulatory matters, most tax jurisdictions in which we operate have complex and subjective rules regarding the valuation of inter-company services, cross-border payments between affiliated companies and the related effects on the taxes to which we are subject, including income tax, value-added tax and transfer tax. From time to time, our foreign subsidiaries are subject to tax audits and may be required to pay additional taxes, interest or penalties should the taxing authority assert different interpretations, or different allocations or valuations of our services. There is a risk, if one or more taxing authorities significantly disagrees with our interpretations, allocations or valuations, that any additional taxes, interest or penalties which may result could be material and could reduce our income and cash flow from our international subsidiaries.

Our dependence on third-party providers for network connectivity, network equipment, software, hardware, maintenance and hosting or co-location services exposes us to a variety of risks we cannot control.

        To deliver our services successfully, we depend on network connectivity, network equipment, software, hardware, maintenance, and hosting or co-location services supplied by our vendors and customers. We cannot assure that we will be able to continue to purchase all of these necessary components of our services from these third-party vendors on acceptable terms or at all. Our third-party vendors have increased and in the future may increase the prices charged for their services, which have increased and would further increase our costs.

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

Our customers may develop in-house networks or direct connections and divert part or all of their data communications from our network to their networks.

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

        As customers' usage of our services increase, we will need to expand our network and application platforms. We may not be able to accurately project the rate of increase in usage of our services. In addition, we may not be able to expand and upgrade our systems, networks, and application platforms in a timely manner to accommodate increased usage of our services. If we do not timely and appropriately expand and upgrade our systems, networks, and application platforms, we may limit our ability to add new customers or lose customers and our operating performance may suffer.

We depend on a limited number of network equipment suppliers and do not have supply contracts. Our inability to obtain necessary network equipment or technical support could harm our business.

        Some key components we use in our networks are available only from a limited number of suppliers. The number of available suppliers of components and technical support for our SS7 and X.25 networks are particularly limited. We do not have long-term supply contracts with these or any other limited source vendors, and we purchase data network equipment on a purchase order basis. If we are unable to obtain sufficient quantities of limited source equipment and required technical support, or to develop alternate sources as required in the future, our ability to deploy equipment in our networks could be delayed or reduced, or we may be forced to pay higher prices for our network components. Delays or reductions in supplies could lead to slowdowns or failures of our networks.

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

        As of December 31, 2011, we had $373.1 million in debt outstanding, which was subsequently refinanced in February 2012 (the February 2012 Credit Facility). The February 2012 Credit Facility includes a $350.0 million term loan and a five-year revolving credit facility, under which $25.0 million was drawn at closing.

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

        We cannot assure that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our senior secured credit facility in amounts sufficient to enable us to service our debt, or meet our working capital and capital expenditure requirements. We must satisfy borrowing base restrictions in order to borrow additional amounts under our February 2012 Credit Facility (see Note 6). If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our debt, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing. We cannot assure that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

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

        We face competition in each of our three divisions as follows:

  •
  The primary competitors of our telecommunication services division include telecommunication carriers such as Verizon Communications, Inc., AT&T Corp., and CenturyLink, Syniverse Technologies, Inc., Neustar and TARGUSinfo (recently acquired by Neustar).

  •
  The primary competitors of payment services division are APRIVA, AT&T Corp., Cybera, Inc., Phoenix Managed Networks, LLC, and Verizon Business Solutions, an operating unit of Verizon Communications, Inc. in North America, and BT Group PLC and Avantra in the United Kingdom, France Telecom in France, Telecom Italia in Italy, Telefonica in Spain and Telstra in Australia. The primary competitors of our payment services division's gateway services are other payment gateway offerings from payment service providers, such as Authorize.Net from Cybersource (Visa).

  •
  The primary competitors of our financial services division include AT&T Corp., BT Group PLC, Bloomberg, Reuters, The Thomson Corporation (Thomson Financial), and SAVVIS, Inc.

We depend on key personnel.

        Our success depends largely on the ability and experience of a number of key employees, including Henry H. Graham, Jr., our Chief Executive Officer, and Michael Q. Keegan, our President and Chief Operating Officer. If we lose the services of any of our key employees, our business may be adversely affected.

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

        In addition, the payment processing industry in which our payment services division operates has implemented comprehensive standards to enhance payment card data security. These standards, which are known as the PCI Data Security Standard (PCI DSS), provide a framework for developing a payment card data security process, which includes the prevention, detection and reaction to security incidents. We have made investments in our network and systems to be PCI DSS compliant because PCI DSS applies to our payment customers and to certain of the products and services we provide. While we expect we will continue to invest to be compliant with PCI DSS standards, these standards may change and this could cause us to incur additional costs. The payment processing industry also may become subject to regulation as a result of recent data security breaches that have exposed consumer data to potential fraud. As a result of the implementation of PCI DSS, and to the extent regulation occurs, our customers could impose additional technical, contractual or other requirements as a condition to doing business with them. These requirements could cause us to incur additional costs, which could be significant, or to lose revenues to the extent we do not comply with PCI DSS or other requirements.

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

        In the past we have been named as a defendant in a securities class action lawsuit. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in lawsuits. Defending against existing and potential securities litigation may divert financial and management resources that would otherwise be used to benefit our operations. Regardless of the outcome, securities litigation can result in significant legal expenses. A materially adverse resolution of a securities lawsuit could have a material adverse effect on our business, financial position and results of operations.

Due to uncertainties associated with the future performance of acquired businesses and assets, we may not realize the full fair value of associated intangible assets and goodwill. Our financial results may be adversely affected if we have to write-off a material portion of our intangible assets or goodwill.

        As a result of our acquisitions, a significant portion of our total assets consists of intangible assets including goodwill. Goodwill and intangible assets, net of amortization, together accounted for approximately 50% of the total assets on our balance sheet as of December 31, 2011. We may not realize the full fair value of our intangible assets and goodwill. We also expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We evaluate on a regular basis whether all or a portion of our goodwill intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our financial condition and results of operations.

The current national and world-wide economic conditions could adversely affect our operating results and stock price in a material manner.

        General world-wide economic conditions have resulted in slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate capital spending, adverse business conditions and liquidity concerns in the wireless communications markets. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our services. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable outstanding would be negatively impacted. And any future downturn may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, world-wide, or in the telecommunications industry or the wireless communications markets. If the economy or the markets in which we operate do not improve from their current condition or if they deteriorate, our customers or potential customers could continue to reduce or further delay their use of our services, which would adversely impact our revenues and ultimately our profitability. In addition, we may record additional charges related to the restructuring of our business and the impairment of our goodwill and other long-lived assets, and our business, financial condition and results of operations could be materially and adversely affected.

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

Use	Location	Approximate square footage	Lease expiration date
European technology and finance center	Dublin, Ireland	14,500	January 2022
United Kingdom headquarters and network control centre	Sheffield, England	16,000	April 2015
United Kingdom processing centre	Welwyn Garden City, England	21,680	June 2012
Operations and Engineering	Overland Park, Kansas	17,940	January 2018
Sales and Development	Tampa, Florida	12,560	December 2013
Cequint Sales and Development	Seattle, Washington	29,232	February 2018
Australia Operations and Engineering	Brisbane, Australia	14,010	July 2016
Systems Integration Center	Chantilly, Virginia	13,650	January 2013

        We also lease and occupy regional sales offices in various cities. We house our remote network switching equipment in facilities owned and maintained by some of our digital telecommunications circuit providers and also in leased telecommunications point-of-presence facilities located in various cities. These leases total approximately 48,088 square feet and expire on dates ranging from February 2012 to June 2018. We believe that our existing facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of our operations and development.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on The New York Stock Exchange ("NYSE") under the symbol "TNS". The following tables reflect the range of high and low sale prices for the period indicated as reported by the NYSE.

Fiscal Year Ended December 31, 2010	HIGH	LOW
First quarter ended March 31, 2010	$26.57	$21.74
Second quarter ended June 30, 2010	$27.50	$17.44
Third quarter ended September 30, 2010	$19.95	$14.43
Fourth quarter ended December 31, 2010	$21.20	$16.79

Fiscal Year Ended December 31, 2011	HIGH	LOW
First quarter ended March 31, 2011	$20.82	$14.85
Second quarter ended June 30, 2011	$16.81	$14.61
Third quarter ended September 30, 2011	$19.29	$14.08
Fourth quarter ended December 31, 2011	$20.80	$16.80

        As of February 20, 2012, there were 37 stockholders of record of our common stock, excluding shares held in street name by various brokerage firms. We estimate that there are approximately 3,000 beneficial owners of our common stock.

        We do not anticipate paying any regular cash dividends in the foreseeable future. Under our senior secured credit agreement, we are subject to restrictions on paying dividends.

        During the period covered by this report, we did not sell any equity securities without registration under the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period:
1/1/11 – 1/31/11	49,894	$20.95	—	—	—
2/1/11 – 2/28/11	3,737	$18.72	—	—	—
4/1/11 – 4/30/11	15,370	$16.18	—	—	—
5/1/11 – 5/31/11	642	$16.52	—	—	—
7/1/11 – 7/31/11	10,935	$16.87	—	—	—
8/1/11 – 8/31/11	—	—	569,800	$15.62	—
9/1/11 – 9/30/11	—	—	617,415	$18.34	—
10/1/11 – 10/31/11	3,401	$19.79	162,039	$18.96	—
11/1/11 – 11/30/11	4,924	$18.53	34,700	$18.95	—

	88,903	$19.32	1,383,954	$17.30	389,058

(1)
These shares represent shares surrendered by employees to satisfy payroll tax withholding obligations on the vesting of Restricted Stock Units.

(2)
These shares represent shares repurchased as part of our publicly announced Authorized Stock Repurchase Plan which commenced on October 1, 2010, and expires on March 31, 2012.

(3)
These shares represents the number of shares that could be repurchased using the remaining $6.9 million, of the authorized $50.0 million, at the Company's closing share price on December 31, 2011 of $17.72. The maximum shares that may be purchased will differ from this number as a result of the actual share price at the time of purchase.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2009, 2010 and 2011, and the consolidated balance sheet data as of December 31, 2010 and 2011, are derived from our consolidated financial statements, which are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2007 and 2008, and the balance sheet data as of December 31, 2007, 2008, and 2009 are derived from our consolidated financial statements, which are not included in this report. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of the ATM processing assets in Canada as discontinued operations. These assets were divested on August 31, 2011. See the discussion of discontinued operations in Note 4 in our accompanying financial statements.

        The historical results are not necessarily indicative of the results to be expected for any future period.

Selected Consolidated Financial Data
(In thousands, except per share data)

	Year ended December 31,
	2007	2008	2009	2010	2011
Consolidated Statements of Operations Data:
Revenues	$325,564	$343,991	$471,418	$522,490	$557,723
Cost of network services	163,559	162,423	222,985	258,578	275,824
Engineering and development	27,626	29,149	36,226	38,014	43,686
Selling, general and administrative	75,287	78,104	99,224	95,522	103,275
Contingent consideration fair value adjustment	—	—	—	1,794	(3,107)
Depreciation and amortization of property and equipment	23,114	25,286	32,220	47,495	46,978
Amortization of intangible assets	25,656	25,734	32,346	39,540	40,124

Total operating expenses	315,242	320,696	423,001	480,943	506,780
Income from continuing operations before income taxes and equity in net income (loss) of unconsolidated affiliates	10,322	23,295	48,417	41,547	50,943

Interest expense	(16,655)	(10,868)	(58,553)	(24,556)	(25,658)
Interest income	1,105	707	497	307	246
Other income (expense), net	2,356	(241)	437	4,492	(80)
Income tax (provision) benefit	(586)	(9,213)	6,930	(12,279)	(7,354)
Equity in net income (loss) of unconsolidated affiliates	643	(202)	(115)	(288)	—

(Loss) income from continuing operations	(2,815)	3,478	(2,387)	9,223	18,097
Income (loss) from discontinued operations, net of income tax	—	—	328	(679)	(1,025)

Net (loss) income	(2,815)	3,478	(2,059)	8,544	17,072

Per Share Information:
Basic
Continuing operations	$(0.12)	$0.14	$(0.09)	$0.36	$0.72
Discontinued operations	—	—	0.01	(0.03)	(0.04)
Diluted
Continuing operations	$(0.12)	$0.14	$(0.09)	$0.35	$0.71
Discontinued operations	—	—	0.01	(0.03)	(0.04)
Basic weighted average common shares outstanding	24,204	24,763	25,403	25,949	25,111
Diluted weighted average common shares outstanding	24,204	24,196	25,403	26,471	25,397

	December 31,
	2007	2008	2009	2010	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,805	$38,851	$32,480	$56,689	$32,937
Working capital	32,844	49,438	45,836	56,023	49,358
Total assets	383,098	363,284	601,446	644,740	601,768
Total debt, including current portion and net of discount	205,500	178,500	369,713	403,624	370,229
Total stockholders' equity	92,272	102,815	121,340	115,281	114,597

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        We are an international data communications company which provides network managed connectivity, data communications and value added services to many of the world's leading retailers, banks and payment processors. We are also a leading provider of secure data network services to the global financial services industry. We operate the largest unaffiliated Signaling System No. 7 network in the United States capable of providing services nationwide, and we utilize this network to provide call signaling and database access services to the domestic telecommunications industry. We also provide roaming and clearing services to both domestic and international mobile phone operators. Our data communications services enable secure and reliable transmission of time-sensitive, transaction-related information critical to our customers' operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in over 60 countries, including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 25 countries.

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

  •
  Payment services.  We deliver a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world's top banks, retailers, ISOs, transaction processors and ATM deployers. Our PCI-DSS certified global backbone network and range of payment gateways securely deliver billions of card-present and card-not-present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that we provide around the world.

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

        Our most significant expense is cost of network services, which is comprised primarily of the following: telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges; salaries and other costs related to supporting our data platforms and systems; and compensation paid to providers of calling name and line information database records. The cost of data transmission is based on a contract, or in the United

States potentially a tariff rate per minute of usage in addition to a prescribed rate per transaction for some vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of accessing database records from external providers is based on a per query fee for the use of that data. The compensation charges paid to providers of calling name and line information database records are based on a percentage of query revenue generated from our customers accessing those records. Depreciation expense on our network equipment amortization of capitalized software and amortization of developed technology is excluded from our cost of network services and is included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of operations.

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

Divestiture

        On August 31, 2011, we divested our ATM processing assets in Canada for a sale price of $1. Upon closing of the transaction, we recorded a loss on the sale of this business of $27,000. Management made the decision to divest this business in order to focus our resources more on our network services offerings in Canada and investments in our payment gateway initiatives. In accordance with FASB ASC 205 "Presentation of Financial Statements" we have reported the results of our ATM processing business in Canada as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. See Note 4 for additional information.

Acquisition of Cequint, Inc.

        On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010 (see Note 3). The purchase price, following working capital adjustments, included an initial payment of $50.0 million, consisting of $46.9 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is probable to be earned, it will be included in operating expenses in our condensed consolidated statements of operations. We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature of our November 2009 Credit Facility (see Note 6). As of December 31, 2010, the Company recorded a liability of $33.6 million representing the estimated fair value of the contingent purchase consideration of $52.5 million based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones. In calculating this liability, the Company applied a rate of probability to each scenario, as well as a risk-adjusted discount factor, to derive the estimated fair value of the consideration as of the acquisition date. This fair value is based on significant unobservable inputs, including management estimates and assumptions, and accordingly is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and

Disclosures. This liability is re-measured each reporting period and changes in the fair market value are recorded under the contingent consideration fair value adjustment item in the Company's consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and likely achievement of the relevant milestones. As of December 31, 2011, the company recorded a liability of $30.5 million. During 2010 and 2011, the Company has recognized a $1.8 million increase and a $3.1 million decrease, respectively, in the fair value of the contingent consideration related primarily to changes in the expected timing of the achievement of the performance milestone targets. These timing changes are due to updates to our projections as of the dates on which our carrier customers plan to release new handset devices with the caller ID product to the market. See Note 3 for additional information.

        Cequint provides carrier grade caller identification products and enhanced services to top U.S.-based mobile operators. We have integrated Cequint into our telecommunication services division. This acquisition has been accounted for as a business combination under the Financial Accounting Standards Board (FASB) ASC 805, Business Combinations.

Acquisition of the Communications Services Group (CSG)

        On March 2, 2009, we entered into an asset purchase agreement with VeriSign, Inc. pursuant to which we agreed to purchase from Verisign, Inc. certain assets and assume certain liabilities of CSG. On May 1, 2009, we completed the acquisition in accordance with the terms and conditions of the asset purchase agreement. The initial purchase price was approximately $226.2 million in cash and was subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were negotiated resulting in a $4.5 million increase in the purchase price to $230.7 million. We funded the transaction through a new $230.0 million term loan facility as part of the May 2009 Credit Facility (see further discussion below). CSG provides call signaling services, intelligent database services such as caller identification, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. We integrated CSG into our telecommunication services division. See Note 3 for additional information.

Changes to Credit Facility

        On May 1, 2009, we entered into a $423.5 million amended and restated senior secured credit facility (May 2009 Credit Facility) to finance the acquisition of the CSG assets from VeriSign, Inc. and to refinance the 2007 Credit Facility. The May 2009 Credit Facility consisted of a fully funded term loan facility with an outstanding principal amount equal to $178.5 million, a new fully funded term loan facility with an outstanding principal amount equal to $230.0 million, and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million. Interest on the outstanding balances under the term loan facilities was payable, at our option, at a rate equal to the higher of the prime rate announced by Suntrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate ("LIBOR") plus 100 basis points (the "Base Rate"), plus in each case a margin of 5.0%, or at LIBOR plus a margin of 6.0%. Interest on the outstanding balances under the senior secured revolving credit facility were payable, at our option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%. Additionally, in no event would the LIBOR rate be less than 3.5%. In connection with the closing of the May 2009 Credit Facility, we wrote off approximately $1.7 million in unamortized deferred financing costs related to the 2007 Credit Facility which has been included in interest expense in the accompany consolidated statements of operations for the year ended December 31, 2009. On closing the May 2009 Credit Facility, we incurred approximately $5.4 million in financing costs, which were deferred and were amortized using the effective interest method over the life of the May 2009 Credit

Facility. A debt discount of $23.0 million was created by recording the new debt at fair value and was amortized to interest expense over the life of the May 2009 Credit Facility.

        On November 19, 2009 we entered into a secured credit facility (November 2009 Credit Facility) to refinance our May 2009 Credit Facility principally to take advantage of a more favorable interest rate environment. The November 2009 Credit Facility consisted of a fully funded $325 million term loan facility and a senior secured revolving credit facility in an aggregate principal amount of $75 million, of which $49.4 million was funded at closing. Interest on outstanding balances under the November 2009 Credit Facility is payable, at our option, at the Base Rate plus a margin of 3.0%, or at LIBOR plus a margin of 4.0%. Additionally, in no event will the LIBOR rate be less than 2.0%. The November 2009 Credit Facility also provides for optional incremental term loan(s) and revolving loan(s) to increase the term and revolving facilities in an aggregate principal amount not to exceed $100 million. In connection with the closing of the November 2009 Credit Facility, we wrote-off $21.9 million in unamortized deferred financing costs and debt discount related to the May 2009 Credit Facility and incurred a $3.3 million term loan call premium charge. These items have been included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2009. On closing of the November 2009 Credit Facility, we incurred approximately $2.9 million in financing costs. These financing costs have been deferred and are being amortized using the effective interest method over the life of the November 2009 Credit Facility.

        On October 1, 2010 we amended our November 2009 Credit Facility to allow for the Cequint acquisition and to amend certain covenants, including restrictions on fundamental changes, incurrence of indebtedness, restricted payments (including the share repurchase plan described below) and financial covenants (and related definitions). In addition, we increased the amount of the term loan and revolving credit facilities by $50 million and $25 million, respectively, to fund the Cequint acquisition and for general working capital purposes. In connection with the amendment we incurred approximately $1.9 million in financing costs. These financing costs have been deferred and are being amortized using the effective interest method over the life of the November 2009 Credit Facility. See Note 6 for additional information.

        On February 3, 2012 we completed a refinancing of the November 2009 Credit Facility principally to take advantage of a more favorable interest rate environment. The new senior secured credit facilities are comprised of a fully funded $350 million five-year term loan and a $100 million, five-year revolving credit facility, under which $25 million was drawn at closing (February 2012 Credit Facility). Interest on the outstanding balances under the February 2012 Credit Facility will initially be payable at the Company's option at the Base Rate plus a margin of 2.0% or at LIBOR plus a margin of 3.0%. There is no LIBOR floor in the February 2012 Credit Facility. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company's leverage ratio. The other terms of the February 2012 Credit Facility are substantially similar to those of the November 2009 Credit Facility. We have used the proceeds from the February 2012 Credit Facility to repay all amounts outstanding under the November 2009 Credit Facility, as well as to pay associated fees and expenses of approximately $6.3 million.

Share Repurchases

        On September 1, 2010 our Board of Directors approved a share repurchase plan authorizing the repurchase of a maximum of $50.0 million of our common stock over the period expiring March 31, 2012. We commenced repurchasing shares on October 1, 2010 and as of December 31, 2011, had repurchased 2,434,201 shares for a total of $43.1 million under this program. In addition, the Company repurchased 88,903 and 150,141 shares during the years ended December 31, 2011 and 2010, respectively, for a total cost of $1.7 million and $3.6 million, respectively, to satisfy the minimum employee tax withholdings upon vesting of restricted stock units.

        The Company retired 1,206,462 and 205,497 treasury shares during the years ended December 31, 2011 and 2010, respectively. On February 29, 2012, the Company's board of directors approved the retirement of 1,460,430 shares of treasury stock.

Results of Operations

        We acquired the assets of the CSG business on May 1, 2009 and have included its results since that date. We completed the acquisition of Cequint on October 1, 2010, and have included its results since that date in our statements of operations for the years ended December 31, 2010 and December 31, 2011. On August 31, 2011, we divested our ATM processing assets in Canada. In accordance with FASB ASC 205 "Presentation of Financial Statements" we have reported the results of our ATM processing business in Canada as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

        The following tables set forth, for the periods indicated, the selected statements of operations data (in thousands):

	Year ended December 31,
	2009	2010	2011
Statements of Operations Data:
Revenues	$471,418	$522,490	$557,723
Operating expenses:
Cost of network services, exclusive of the items shown separately below	222,985	258,578	275,824
Engineering and development	36,226	38,014	43,686
Selling, general and administrative	99,224	95,522	103,275
Contingent consideration fair value adjustment	—	1,794	(3,107)
Depreciation and amortization of property and equipment	32,220	47,495	46,978
Amortization of intangible assets	32,346	39,540	40,124

Total operating expenses	423,001	480,943	506,780

Income from continuing operations	48,417	41,547	50,943
Interest expense	(58,553)	(24,556)	(25,658)
Interest income	497	307	246
Other income (expense), net	437	4,492	(80)

(Loss) income from continuing operations before income taxes and equity in net loss of unconsolidated affiliates	(9,202)	21,790	25,451
Income tax benefit (provision)	6,930	(12,279)	(7,354)
Equity in net (loss) of unconsolidated affiliates	(115)	(288)	—

(Loss) income from continuing operations	(2,387)	9,223	18,097
Income (loss) from discontinued operations, net of income taxes	328	(679)	(1,025)

Net (loss) income	$(2,059)	$8,544	$17,072

Year ended December 31, 2011 compared to the year ended December 31, 2010

        Revenues.    Total revenues increased $35.2 million, or 6.7%, to $557.7 million for the year ended December 31, 2011, from $522.5 million for the year ended December 31, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $9.5 million. Excluding the effect of foreign exchange rates, total revenues increased $25.6 million, or 4.9%, to $548.1 million for the year ended December 31, 2011.

        We primarily enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the year ended December 31, 2011 and 2010 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2011		2010
	% of Revenue	Weighted Average Exchange Rates	% of Revenue	Weighted Average Exchange Rates
U.S. Dollar	70%	$1.00	71%	$1.00
British Pound	12%	1.60	12%	1.55
Euro	9%	1.39	9%	1.33
Australian Dollar	6%	1.04	5%	0.92
Other	3%	—	3%	—

Total	100%		100%

        A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on revenue: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar, $0.3 million.

        We generate revenues through three business divisions: the telecommunication services division (TSD), the payment services division (PSD), and the financial services division (FSD).

        Telecommunication services division.    Revenues from the telecommunication services division increased $26.5 million, or 10.1%, to $287.2 million for the year ended December 31, 2011, from $260.7 million for the year ended December 31, 2010. Included in the years ended December 31, 2011 and 2010 were revenues of $11.4 million and $2.3 million, respectively, from Cequint, Inc. Excluding the contribution from Cequint, revenues increased 6.7%, or $17.4 million, as follows:

  •
  Identity and verification services revenue increased $8.3 million, or 7.4%, to $121.4 million due to the following: $10.7 million from new wireless caller name storage customer wins; $1.8 million from new wireline storage customers wins; and $2.5 million due to market share gains and increased demand for our caller name services. This was partially offset by the following decreases: $1.7 million from the loss of wireless storage contracts; $1.3 million from the loss of cable storage contracts; $1.4 million due to a loss by one of TNS' caller name wireline customers of a portion of its wholesale business in the third quarter of 2010; $1.0 million primarily due to price concessions on the renewal of certain customer contracts; $1.1 million from lower volumes in our fraud and validation service; and $0.2 million in revenue from fraud and validation services due to the loss of a customer which became a competitor following the acquisition of the CSG business.

  •
  Network services revenue increased $3.7 million, or 3.4%, to $110.5 million due to $3.8 million related to increased demand for our connectivity and hubbing services and $3.6 million related to increased demand for our wireless switching and transport services. This was partially offset by a reduction of $3.7 million primarily due to price concessions on the renewal of certain customer contracts.

  •
  Registry services revenue decreased $3.2 million, or 11.4%, to $24.5 million due to the following: $2.2 million related to the expiry of a transition services agreement acquired through the CSG acquisition in May 2011; $1.6 million related to price concessions on the renewal of certain customer contracts; and $0.3 million from lower volumes in toll-free database services. This was partially offset by an increase of $0.9 million due to higher demand for our IP registry services.

  •
  Roaming and clearing revenue increased $8.6 million, or 77.7%, to $19.5 million due to $4.6 million related to market share growth and $4.0 million related to an increased demand for services from existing customers.

        Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the products acquired through our purchase of Cequint (see Note 3).

        Payment services division.    Revenue from the payment services division increased $8.0 million, or 4.1%, to $203.6 million for the year ended December 31, 2011 from $195.6 million for the year ended December 31, 2010. The positive effect of foreign currency translation on a year-over-year basis was $8.3 million. Excluding the effect of foreign exchange rates, revenues decreased $0.2 million, or 0.1%, to $195.3 million as follows:

        Network services decreased $3.2 million, or 2.0%, to $158.4 million, as follows:

  •
  Europe: revenue increased $3.7 million, or 4.2%, to $90.4 million, due to $2.2 million in market share gains for dial services and increased demand for IP-based network services, primarily in Italy, Spain and Romania, and $1.5 million in the UK due to growth in demand for IP-based network services, partially offset by a $0.1 million decrease in dial-based network services in France and smaller markets.

  •
  Asia Pacific: revenue increased $0.1 million, or 2.6%, to $14.9 million, due to an increase of $1.9 million due to increased demand for our IP-based network services, offset by a decrease of $1.8 million relating to the loss by one customer of a significant portion of its wholesale dial-up network services, beginning in the second quarter of 2010.

  •
  North America: revenue decreased $7.2 million, or 12.0%, to $53.1 million, due to an expected decrease in dial business due to transaction volume declines of $2.7 million related to certain customers and from lower average transaction pricing of $4.4 million, as previously disclosed.

        Payment gateway services increased $2.1 million, or 8.6%, to $26.7 million, as follows:

  •
  Europe: our payment gateway revenue in Europe is derived from cardholder-present services provided through our UK subsidiary. This revenue declined $0.4 million year-over-year due to reduced levels of equipment sales in the current year as the business shifts from a license fee and maintenance model to a recurring revenue and transaction-based (hosted) model.

  •
  Asia Pacific: revenue increased $2.0 million, or 14.6%, to $15.5 million due to increased transaction volumes of $3.5 million from our cardholder-not-present services, partially offset by a decrease of $1.5 million in development services.

  •
  North America: revenue increased $0.5 million, or 10.3%, to $5.7 million due primarily to the launch of our North American cardholder-not-present platform in the third quarter of 2010.

        Payment processing and other services increased $0.9 million, or 9.9%, to $10.2 million, as follows:

  •
  Europe: revenue, which is derived from our payment processing business in the UK, increased $1.2 million, or 13.8%, to $10.1 million primarily due to increased transaction volumes, and to a lesser extent from market share gains.

  •
  North America: revenue decreased $0.3 million due to our ATM software product which we ceased selling in Q1 2010, as previously disclosed.

        Future revenue growth in the payment services division depends on a number of factors including the success of our IP-related network services and payment gateway applications, the success of our payments products in countries we have recently entered, the total number of transactions we transport, and global economic conditions. Smaller merchants, which represent a large portion of the user base for our dial-up services, in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the global economy improves. We have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we primarily attribute to the overall weakness of the global economy.

        Financial services division.    Revenues from the financial services division increased $0.8 million, or 1.2%, to $67.0 million for the year ended December 31, 2011, from $66.2 million for the year ended December 31, 2010. The positive effect of foreign exchange translation on a year-over-year basis was $0.8 million. Excluding the impact of foreign exchange rates, financial services revenue decreased $0.1 million, or 0.2%, to $66.1 million as follows:

  Network services:

  •
  Europe: revenue increased $0.6 million, or 4.8%, to $13.0 million due to market share gains of $1.3 million which were partially offset by $0.7 million related to the loss of endpoints and market data access services in the UK.

  •
  Asia Pacific: revenue increased $1.8 million, or 22.1%, to $10.0 million due to the continued expansion of the number of customer endpoints connected to our network.

  •
  North America: revenue decreased $2.6 million, or 5.6%, to $43.1 million due to $6.6 million of loss of endpoints and market data access services which we believe is attributable to negative economic factors impacting the financial services industry and $0.8 million decrease due to restructuring of an agreement with a primary customer on October 1, 2011. As part of this new agreement, we also reduced the amount of commissions payable to this customer by $0.8 million which had been included in selling, general and administrative expenses. This was partially offset by $2.8 million of growth in new endpoints and $1.9 million in sales of bandwidth-based services primarily to participants in the foreign exchange community.

        Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network as well as the success of our new product offerings. During the second half of 2010 and throughout 2011, a number of our equity trading customers, primarily in North America, consolidated the number of connections to other customers on our network resulting in lower average revenue per endpoint.

        Cost of network services.    Cost of network services increased $17.2 million, or 6.7%, to $275.8 million for the year ended December 31, 2011, from $258.6 million for the year ended December 31, 2010. The negative effect of foreign exchange translation on a year-over-year basis was $3.5 million. Excluding the impact of foreign exchange rates, cost of network services expense increased $13.8 million, or 5.4%. This was due to the following increases: $1.0 million in our payments division due to $3.0 million in dial access rates in North America partially offset by $2.0 million due to reduced transaction volumes; $2.9 million from the inclusion of Cequint; $5.5 million due to higher volumes in our telecommunications services division, primarily related to increased demand for our identity and verification services; $1.6 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific; and $2.8 million in shared network, payroll and overhead expense primarily to support our IP network services, roaming and clearing and payment gateway platforms, partially offset by cost reductions achieved through the integration of the legacy CSG operations.

        Future cost of network services depends on a number of factors including total transaction and query volumes, the relative growth and contribution to total transaction volume of each of our customers, changes in revenue share within our identity and verification services, the success of our new service offerings, the timing and extent of our network expansion and the timing and extent of any network cost increases or reductions.

        Gross profit.    Gross profit represented 50.5% of total revenues for the year ended December 31, 2011 and remained flat year over year. On a constant dollar basis, gross margins for the year ended December 31, 2011 decreased 20 basis points to 50.3% of total revenues. This decrease was primarily due to investment in personnel and systems to support our growth initiatives, and to a lesser extent from a decrease in the financial services division due to a reduction in trading connections between endpoints, and declines in our North American payment services division dial-based network services margin due to increased access costs and lower average pricing. These decreases were partially offset by an increase related to the inclusion and increased scale of Cequint revenue year over year which carries a higher gross margin, and an increase in the telecommunication services division which was driven by the roaming and clearing market share growth.

        Engineering and development expense.    Engineering and development expense increased $5.7 million, or 15.0%, to $43.7 million for the year ended December 31, 2011, from $38.0 million for the year ended December 31, 2010. On a constant dollar basis, engineering and development expenses would have increased $5.0 million, or 13.2%, to $43.0 million and represented 7.8% and 7.3% of revenues for the years ended December 31, 2011 and 2010, respectively. The increase in engineering and development costs was primarily due to the following: $9.9 million in costs resulting from the inclusion of Cequint, primarily from headcount and related costs; $2.3 million in additional headcount and related costs, as well as $1.8 million in system maintenance costs to support our support our payment gateway, verification and IP registry services; and $0.9 million in performance-based cash compensation. This was partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs of $10.0 million due to incremental investments in our initiatives to support future growth, including $6.5 million for Cequint.

        Selling, general and administrative expense.    Selling, general and administrative expenses increased $7.8 million, or 8.2%, to $103.3 million for the year ended December 31, 2011, from $95.5 million for the year ended December 31, 2010. On a constant dollar basis, selling, general and administrative expenses would have increased $5.7 million, or 6.0%, to $101.2 million and would have represented 18.1% of revenues for the year ended December 31, 2011, compared to 18.3% of revenues for the year ended December 31, 2010. This was due to the following increases: $4.9 million in costs resulting from the inclusion of Cequint, inclusive of $0.6 million of earnout milestone compensation, and $3.2 million in performance-based compensation. These increases were partially offset by the following decreases: $0.6 million in stock compensation due primarily to a decrease in performance related stock compensation; $0.8 million reduction in commission payable to a financial services division customer in connection with the restructuring of their agreement on October 1, 2011, $0.7 million in headcount and other cost synergies related to the integration of CSG; and $0.4 million in severance charges in North America.

        Contingent consideration fair value adjustment.    Contingent consideration fair value adjustment decreased $4.9 million to a gain of $3.1 million for the year ended December 31, 2011, from a $1.8 million charge for the year ended December 31, 2010. The contingent consideration represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. This liability is re-measured each reporting period and changes in the fair value are recorded through this line item in our consolidated statements of operations. The change in the fair value of the contingent consideration related primarily to changes in the expected timing of the achievement of the performance milestone targets. These timing changes are due to updates to our projections as of the dates on which our carrier customers plan to release new handset devices with the caller ID product to the market. See Note 3 for additional information.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment decreased $0.5 million, or 1.1%, to $47.0 million for the year ended December 31, 2011, from $47.5 million for the year ended December 31, 2010. On a constant dollar basis, depreciation and amortization of property and equipment decreased $1.1 million to $46.4 million and represented 8.5% and 9.1% of revenue for the years ended December 31, 2011 and 2010, respectively. Included in depreciation and amortization of property and equipment are accelerated depreciation charges of $0.7 million and $5.5 million recorded for the years ended December 31, 2011, and 2010, respectively. These accelerated depreciation charges relate to the phasing out of $6.2 million of surplus network assets and software as a result of the integration of the CSG and TNS networks. In addition, in December 2011, the Company recorded a charge of $0.4 million on certain capitalized software assets which were no longer intended to be utilized. Excluding these charges, depreciation and amortization of property and equipment increased $3.4 million due to capital expenditures to support our growth initiatives, including Cequint.

        Amortization of intangible assets.    Amortization of intangible assets increased $0.6 million, or 1.5%, to $40.1 million for the year ended December 31, 2011, from $39.5 million for the year ended December 31, 2010. On a constant dollar basis, amortization of intangible assets would have increased $0.1 million, or 0.3% to $39.6 million. Included in amortization of intangible assets for the year ended December 31, 2011 and 2010 was $0.5 million and $2.6 million, respectively, related to the impairment of certain customer relationship intangible assets. Excluding these items, amortization of intangible assets increased $2.2 million as a result of incremental amortization of $5.5 million related to intangible assets from the Cequint acquisition, partially offset by $3.3 million due to certain intangible assets reaching the end of their economic useful lives.

        Interest expense.    Interest expense increased $1.1 million, or 4.5%, to $25.7 million for the year ended December 31, 2011, from $24.6 million for the year ended December 31, 2010. Amortization of deferred financing fees and original issue discount for the year ended December 31, 2011 and 2010 was $2.0 million in both periods. Cash interest expense increased primarily due to the impact of higher borrowing levels as a result of our acquisition of Cequint on October 1, 2010 partially offset by debt repayments.

        Other (expense) income, net.    Other (expense) income was a loss of $0.1 million for the year ended December 31, 2011 compared to a gain of $4.5 million for the year ended December 31, 2010. Included in other (expense) income was a loss of approximately $0.3 million related to foreign currency revaluation compared to a gain of $4.1 million for the year ended December 31, 2011 and 2010, respectively. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro and Australian dollar.

        Income tax provision.    For the year ended December 31, 2011, our income tax provision was approximately $7.4 million compared to $12.3 million for the year ended December 31, 2010. The decrease in our income tax provision is primarily due to an increase in the valuation allowance of $8.6 million on domestic deferred tax assets in 2010, which was partially offset by changes in our FASB ASC 740 reserves for uncertain tax positions relative to 2010 and an increase in the valuation allowance in 2011 relating to a true-up of acquired net operating loss carryforwards. Our effective tax rate was 28.9% and 57.5% for the year ended December 31, 2011 and 2010, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance against certain U.S. tax attributes, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenues.    Total revenues increased $51.1 million, or 10.8%, to $522.5 million for the year ended December 31, 2010, from $471.4 million for the year ended December 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $1.2 million. Excluding the positive effect of foreign exchange rates, total revenues increased $49.9 million, or 10.6%, to $521.3 million for the year ended December 31, 2010.

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

	2010		2009
	% of Revenue	Weighted Average Exchange Rates	% of Revenue	Weighted Average Exchange Rates
U.S. Dollar	71%	1.00	68%	1.00
British Pound	12%	1.55	11%	1.57
Euro	9%	1.33	9%	1.39
Australian Dollar	5%	0.92	5%	0.79
Other	3%	—	7%	—

Total	100%		100%

        A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on revenue: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar, $0.3 million.

        We generate revenues through three business divisions: the telecommunication services division (TSD), the payments division, and the financial services division (FSD).

        Telecommunication services division.    Revenues from the telecommunication services division increased $48.0 million, or 22.5%, to $260.7 million for the year ended December 31, 2010, from $212.7 million for the year ended December 31, 2009. This was due to the following:

  Identity and verification services

  •
  Revenue from identity and verification services increased $19.2 million due to: $24.2 million related to the incremental full-year combined CSG and TSD operations and; $2.3 million due to the acquisition of Cequint. This increase was partially offset by the following decreases: $3.9 million due to volume declines from a customer following the acquisition of CSG based on the expectation that we will compete with the customer; $1.3 million related to the loss of a wireless customer who decided to consolidate their calling name access and storage services under an alternate provider; $1.2 million due a reduction in volumes in our payphone fraud and validation service; and $0.9 million due to the loss by one of our wireline customers of a portion of its wholesale business.

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

        Payment services division.    Revenues from the payment services division increased $2.2 million, or 1.1%, to $195.6 million for the year ended December 31, 2010, from $193.4 million for the year ended December 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was $0.5 million. Excluding the impact of foreign exchange rates, payments revenue increased $1.7 million, or 0.7%, to $195.1 million for the year ended December 31, 2010. This was due to the following:

  Network services

  •
  Europe: Revenue increased $8.3 million due to market share gains and increased demand for our IP network services, primarily in the UK, France, Spain, Italy and Romania.

  •
  Asia Pacific: Revenue decreased $1.2 million due to a reduction of $3.0 million resulting from the previously disclosed loss by our Australian telecommunications partner of a significant portion of their business. This was partially offset by an increase of $1.8 million due to increased demand for our IP network services, primarily in Australia.

  •
  North America: Revenue decreased $3.5 million due to $3.7 million in declines in our dial-up services primarily related to lower average revenue per transaction as a result of pricing concessions on the renewal of certain customer contacts and mix-shift in our transaction volume, and to a lesser extent from volume declines. This was partially offset by an increase of $0.2 million due to increased demand for our IP network services.

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

  ATM processing and software services

  •
  Europe: Revenue decreased $2.0 million due to $0.5 million related to our decision to discontinue our terminal logistics business in the UK and $1.5 million due to the previously disclosed loss of an ATM processing customer.

  •
  North America: Revenue decreased $3.5 million from our ATM software product which we ceased selling in the first quarter of 2010.

        Financial services division.    Revenues from the financial services division increased $0.9 million, or 1.4%, to $66.2 million for the year ended December 31, 2010, from $65.3 million for the year ended December 31, 2009. The positive effect of foreign exchange translation on a year-over-year basis was

$0.4 million. Excluding the impact of foreign exchange rates, financial services revenue increased $0.6 million, to $65.8 million as of December 31, 2010 due to the following:

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

  •
  North America: Revenue decreased $2.0 million due to a reduction of $6.7 million related to the continued rationalization of market data access services which was partially offset by an increase of $4.6 million due to growth in new endpoints and sales of bandwidth based services primarily to the foreign exchange community.

        Cost of network services.    Cost of network services increased $35.6 million, or 16.0%, to $258.6 million for the year ended December 31, 2010, from $223.0 million for the year ended December 31, 2009. The effect of foreign exchange translation on cost of network services was not significant.

        The increase in cost of network services was primarily due to the following increases: $34.6 million related to the incremental full-year combined CSG and TSD operations; $3.0 million due to higher payroll and related costs to support our IP registry, roaming and clearing and payment gateway platforms; $1.5 million due to higher dial access rates in North America; $1.6 million to support the growth in our payments business in Europe; $1.1 million in regulatory charges which are passed through to our customers; and $0.8 million to support the growth in our FSD business in Europe and Asia Pacific. This was partially offset by the following decreases: $5.0 million in cost reductions achieved through the integration of the legacy CSG operations; $1.0 million in lower variable incentive cash compensation; and $0.4 million due to reduced stock compensation due to the full vesting of stock granted in prior periods and a reduction in the number of grants issued in 2010.

        Gross profit.    Gross profit represented 50.5% of total revenues for the year ended December 31, 2010, compared to 52.7% for the year ended December 31, 2009. On a constant dollar basis, gross margins for the year ended December 31, 2010 decreased 230 basis points to 50.4% of total revenues. Included in revenue and margins for the year ended December 31, 2009, were $3.8 million and $3.7 million, respectively, related to our ATM Software product which we ceased selling in the fourth quarter of 2009. Excluding these revenues and gross margin, gross profit would have decreased 190 basis points from 52.3% for the year ended December 31, 2009. This decrease was primarily due to the following items: 170 basis points related to incremental investments in our gateway, roaming and clearing and IP registry services; 80 basis points due to the decline in margins in our payments division in North America; and 95 basis points due to anticipated price reductions on the renewal of certain legacy CSG customer contracts. These decreases were partially offset by the following increases: 100 basis points due to cost savings achieved through the integration of legacy CSG operations and 55 basis points due to growth in our payments division internationally.

        Engineering and development expense.    Engineering and development expense increased $1.8 million, or 5.0%, to $38.0 million for the year ended December 31, 2010, from $36.2 million for the year ended December 31, 2009. On a constant dollar basis, engineering and development expenses would have increased $1.4 million, or 4.0%, to $37.7 million and represented 7.2% and 7.6% of revenues for the years ended December 31, 2010 and 2009, respectively.

        The increase in engineering and development costs was primarily due to the following: $7.0 million related to the incremental full-year CSG and TSD operations; and $2.0 million in costs resulting from our acquisition of Cequint. This was partially offset by the following decreases: an increase in capitalized software development costs, which are offset against engineering and development costs, of $3.3 million due to incremental investment of $2.3 million in our roaming and clearing, IP registry and payment gateway platforms and $1.0 million in our mobile caller identification products developed through Cequint; $1.9 million in variable incentive cash compensation due to performance thresholds not being achieved; $1.2 million from cost reduction achieved through the integration of the legacy CSG operations; $1.1 million from our ATM software product which we ceased selling in the fourth quarter of 2009; and $0.4 million in stock compensation expense due to the full vesting of stock granted in prior periods and a reduction in the number of grants issued in 2010.

        Selling, general and administrative expense.    Selling, general and administrative expenses decreased $3.7 million, or 3.7%, to $95.5 million for the year ended December 31, 2010, from $99.2 million for the year ended December 31, 2009. On a constant dollar basis, selling, general and administrative expenses would have decreased $5.7 million, or 5.7%, to $94.9 million and would have represented 18.0% of revenues for the year ended December 31, 2010, compared to 21.2% of revenues for the year ended December 31, 2009. Included in selling, general and administrative expense for the year ended December 31, 2010 and 2009 were stock compensation expense of $4.9 million and $8.2 million, respectively. The decrease in stock compensation expense was due to the full vesting of stock awards granted in prior periods and a reduction in the number of performance based awards achieved in 2010. Included in selling, general and administrative expense for the years ended December 31, 2010 and 2009 were acquisition related costs of $0.7 million and $2.2 million related to the acquisition of Cequint and CSG, respectively. These costs were expensed in accordance with the provisions of FASB ASC 805, Business Combinations.

        Excluding the abovementioned decreases in stock compensation expense, expensed acquisition costs and the effect of foreign exchange, selling, general and administrative expense decreased $1.2 million primarily due to the following: $3.2 million in variable cash incentive compensation; $3.0 million in cost reductions achieved through the integration of the legacy CSG operations; $0.9 million in severance. This was partially offset by the following: $4.8 million related to the incremental full-year CSG and TSD operations; and $1.1 million related to incremental overhead from our acquisition of Cequint.

        Contingent consideration fair value adjustment.    Contingent consideration fair value adjustment of $1.8 million for the year ended December 31, 2010, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 3 for further details regarding the Cequint contingent consideration. This liability is re-measured each reporting period and changes in the fair value are recorded through this line item in our consolidated statements of operations.

        Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment increased $15.3 million, or 47.5%, to $47.5 million for the year ended December 31, 2010, from $32.2 million for the year ended December 31, 2009. On a constant dollar basis, depreciation and amortization of property and equipment would have increased $15.0 million or 46.7% to $47.3 million and represented 9.0% and 6.8% of revenue for the year ended December 31, 2010 and 2009, respectively.

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

        The increase in amortization of intangible assets was due to the following: $5.8 million related to a full year of amortization on the acquired CSG assets; $2.5 million due the impairment of certain customer relationship intangibles and $1.8 million related to the acquisition of Cequint. This was partially offset by a reduction of $3.1 million as certain intangible assets reached the end of their economic useful lives during 2010.

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

        Other income.    For the year ended December 31, 2010 other income was $4.5 million compared to $0.4 million for the year ended December 31, 2009. Included in other income for the year ended December 31, 2010 are foreign currency revaluation gains of approximately $4.1 million due to fluctuations in the value of the U.S. dollar, principally against the Euro, versus a gain on foreign currency revaluation of $0.3 million for the year ended December 31, 2009.

        Income tax provision.    For the year ended December 31, 2010, our income tax provision was approximately $12.3 million compared to an income tax benefit of $6.9 million for the year ended December 31, 2009. The increase in our income tax provision is primarily related to higher income from continuing operations, an increase in valuation allowance on net domestic deferred tax assets, and increases in FASB ASC 740 reserves due to certain income tax exposures. Our effective tax rate was 57.5% and 74.4% for the year ended December 31, 2010 and 2009, respectively. Our effective tax rate differs from the U.S. Federal statutory rate of 34% primarily due to an increase in valuation allowance on net domestic deferred tax assets, increases in FASB ASC 740 reserves due to certain income tax exposures, and profits of our international subsidiaries being taxed at rates different than the U.S. Federal statutory rate.

Additional Information

Non-GAAP Measures

        To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including EBITDA before stock compensation expense, adjusted net income and adjusted net income per share. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. Reconciliations of each of these non-GAAP measures to the corresponding GAAP measure are included elsewhere in this 10-K.

        EBITDA before stock compensation expense is determined by adding the following items to Net Income, the closest GAAP financial measure: income (loss) from discontinued operations, equity in net loss of unconsolidated affiliate, income tax provision, other income (expense), interest expense, depreciation and amortization of property and equipment, amortization of intangibles, contingent consideration fair value adjustment, earnout milestone compensation and stock compensation expense.

        Adjusted net income is determined by adding the following items to Net Income, the closest GAAP financial measure: income (loss) on discontinued operations, provision for income taxes, certain non-cash items, including amortization of intangible assets, contingent consideration fair value adjustment, earnout milestone compensation, stock compensation expense and the amortization of debt issuance costs, and the result is tax effected at an assumed long-term tax rate of 20%, which excludes the effect of our net operating losses. The assumed long-term tax rate of 20% takes into consideration the following primary factors: the income generated outside of the U.S. which is taxed at substantially lower rates than U.S. statutory rates; the cash benefit of our tax-deductible amortization of intangible assets and tax-deductible goodwill; and the cash benefit of tax-deductible stock compensation expense.

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

        All references to the effect of foreign currency exchange rates on a constant dollar basis were determined by applying the prior year foreign currency rates to the current year results. This information is presented to provide a basis for evaluating operating results excluding the effect of foreign currency fluctuations.

        Adjusted net income and related per share amounts, EBITDA before stock compensation expense and revenue comparisons at constant exchange rates are not measures prepared in accordance with U.S. GAAP. The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management (in thousands):

	For the year ended December 31,
	2009	2010	2011
EBITDA before stock compensation expense:
Net (loss) income (GAAP)	$(2,059)	$8,544	$17,072
Add back the following items:
(Income) loss on discontinued operations	(328)	679	1,025
Equity in net loss of unconsolidated affiliate	115	288	—
(Benefit) provision for income taxes	(6,930)	12,279	7,354
Other (income) expense, net	(934)	(4,799)	(166)
Interest expense	58,553	24,556	25,658
Depreciation and amortization of property and equipment	32,220	47,495	46,978
Amortization of intangible assets	32,346	39,540	40,124
Contingent consideration fair value adjustment(1)	—	1,794	(3,107)
Earnout milestone compensation(2)	—	—	568
Stock compensation expense	10,446	6,418	6,269

EBITDA before stock compensation expense	$123,429	$136,794	$141,775

Adjusted Net Income:
Net (loss) income (GAAP)	$(2,059)	$8,544	$17,072
Add back the following items:
(Income) loss on discontinued operations	(328)	679	1,025
(Benefit) provision for income taxes	(6,930)	12,279	7,354
Amortization of intangible assets	32,346	39,540	40,124
Contingent consideration fair value adjustment	—	1,794	(3,107)
Earnout milestone compensation	—	—	568
Other debt related costs	34,046	2,021	1,991
Stock compensation expense	10,446	6,418	6,269

Adjusted Net Income before income taxes	67,521	71,275	71,296
Income tax provision at 20%	(13,504)	(14,255)	(14,259)

Adjusted Net Income	$54,017	$57,020	$57,037

(1)
The contingent consideration change in fair value represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. This liability is re-measured each reporting period and changes in the fair value are recorded through this line item in our consolidated statements of operations. The contingent consideration fair value adjustment decreased $4.9 million from December 31, 2010 to December 31, 2011. A gain of $3.1 million was recognized for the year ended December 31, 2011, compared to a charge of $1.8 million for the year ended December 31, 2010. The decrease in the fair value of the contingent consideration during 2011 related primarily to changes in the expected timing of the achievement of the performance milestone targets. These timing changes are due to updates to our projections as of the dates on which our carrier customers plan to release new handset devices to the market. See Note 3.

(2)
Earnout milestone compensation represents performance payments which may be payable to certain key personnel in addition to the contingent consideration, based on the achievement of four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is payable, it will be recorded as compensation expense. During 2011, $0.6 million was recognized as earnout milestone compensation based on expected timing of achievement of required milestone targets by certain key personnel. See Note 3.

Seasonality

        Credit card and debit card transactions account for a major percentage of the transaction volume processed by the customers of our payment services division. The volume of these transactions on our networks generally is greater in the third and fourth quarter vacation and holiday seasons than during the rest of the year. Consequently, revenues and earnings from credit card and debit card transactions in the first and second quarter generally are lower than revenues and earnings from credit card and debit card transactions in the third and fourth quarters of the immediately preceding year. We expect that our operating results in the foreseeable future will be significantly affected by seasonal trends in the credit card and debit card transaction market.

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

Liquidity and Capital Resources

        Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under our amended February 2012 Credit Facility, will be adequate to meet our anticipated needs for the foreseeable future.

        Our operations provided us cash of $87.6 million for the year ended December 31, 2011, which was attributable to net income of $17.1 million, depreciation, amortization and other non-cash charges of $93.0 million and an increase in working capital of $22.5 million. Our operations provided us cash of $119.6 million for the year ended December 31, 2010, which was attributable to net income of $8.5 million, adjusted by depreciation, amortization and other non-cash charges of $106.5 million and a decrease in working capital of $4.6 million. Our operations provided us cash of $105.4 million for the year ended December 31, 2009, which was attributable to a net loss of $2.0 million, adjusted by depreciation, amortization and other non-cash charges of $96.5 million and a decrease in working capital of $10.9 million. From 2009 – 2011, the cumulative impact on working capital was a $7.0 million increase, or $2.3 million average increase each year. Working capital changes are due to timing differences of transactions each year.

        We used cash of $53.6 million in investing activities for the year ended December 31, 2011, which was comprised primarily of $53.4 million of capital expenditures to support our revenue growth. We used cash of $101.8 million in investing activities for the year ended December 31, 2010, which was comprised primarily of $55.0 million of capital expenditures to support revenue growth and integration activities, $46.3 million to fund our acquisition of Cequint and $0.5 million related to the finalization of our acquisition of CSG. We used cash of $271.3 million in investing activities for the year ended December 31, 2009 which included $230.0 million to fund our acquisition of CSG and $40.6 million to fund capital expenditures primarily to support our revenue growth.

        We used $58.3 milllion of cash from financing activities for the year ended December 31, 2011, which included $15.0 million dollar payment on our revolving credit facility, $19.4 million of payments on the November 2009 senior secured credit facility, $25.7 million which was used to repurchase stock as part of the Company's authorized share repurchase plan and $1.8 million from the exercise of employee stock options. Our financing activities provided us cash of $10.6 million for the year ended

December 31, 2010. This consisted of proceeds (net of debt discount and financing fees) from the amended November 2009 Credit Facility of $63.1 million and $1.9 million from the exercise of employee stock options less $31.9 million in scheduled payments and voluntary pre-payments on the November 2009 Credit Facility and $22.6 million which was used to repurchase stock primarily as part of the Company's authorized share repurchase plan as well as to satisfy employee tax withholding requirements on the vesting of restricted stock units. Our financing activities provided us cash of $162.5 million for the year ended December 31, 2009. This consisted of proceeds (net of debt discount, financing fees and term loan call premium) from the May and November 2009 Credit Facilities of $201.6 million and $363.2 million of which $48.5 million was from the Revolver Credit Facility, respectively, less the payment of the 2007 and May 2009 credit facilities of $178.5 million and $230.0 million, respectively. In addition, $1.8 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $8.1 million from the exercise of employee stock options.

        The covenants in our amended February 2012 Credit Facility do not, and are not reasonably likely to, limit our ability to pursue strategic acquisitions as part of our growth strategy to a material extent. To the extent that we are not able to fund a strategic acquisition through cash flow from operations or additional amounts that we are able to borrow under our existing February 2012 Credit Facility, we would need to undertake additional debt or equity financing.

        During the year ended December 31, 2011, the Company concluded that a portion of the undistributed earnings of certain foreign subsidiaries would no longer be considered indefinitely reinvested. After comparing the forecasted excess earnings of its domestic and select foreign subsidiaries to the opportunities for reinvestment, the Company changed its indefinite reinvestment assertion with respect to the current and future earnings of its UK and Irish subsidiaries, as it no longer has specific plans for reinvestment of those earnings in the foreseeable future. During the year ended December 31, 2011, the Company repatriated approximately $36.6 million and has utilized the funds to primarily prepay its domestic long term debt and repurchase outstanding shares of corporate stock. As of December 31, 2011, approximately $21.0 million of our cash balances were held at international locations for which earnings were considered indefinitely reinvested. We believe that our current plans with respect to the current and future earnings of our UK and Irish subsidiaries, along with our other liquidity sources discussed above, provide sufficient sources of liquidity to finance our domestic operations and support our assertions that the undistributed earnings held by foreign subsidiaries may be considered indefinitely reinvested.

Commitments

        The following table summarizes our contractual obligations as of December 31, 2011 that require us to make future cash payments (in thousands):

		Year ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Contractual Cash Obligations by Period:
Long-term debt under the February 2012 Credit Facility	$375,000	$6,563	$17,500	$17,500	$26,250	$26,250	$280,937
Supplier commitments	72,176	30,624	25,602	13,439	1,773	738	—
Operating lease obligations	38,367	12,908	7,550	5,247	4,533	3,737	4,392

	$485,543	$50,095	$50,652	$36,186	$32,556	$30,725	$285,329

        Long-term debt under the senior secured credit facility.    Long-term debt represents the principal payments based on when payments are contractually due. Not included in the table above are commitments to make interest payments under the terms of our February 2012 Credit Facility due to the variable nature of the interest rates. See Note 6 to the consolidated financial statements for further details on interest rates and other terms and conditions of this facility.

        Supplier commitments.    Certain key components used in the Company's network are currently available only from limited sources. The Company has entered into long term contracts with certain vendors for the provision of network equipment and the maintenance of hardware and software utilized on our network.

        Operating lease obligations.    The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through February 2019. Rental expense is recognized on a straight-line basis over the term of the lease, regardless of when payments are due.

        Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $8.9 million of liabilities for unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 8 to the Consolidated Financial Statements for further discussion of income tax.

        In addition, the table above does not include contingent consideration of up to $52.5 million or performance payments of up to $10 million, which may be payable to certain key personnel in conjunction with the Cequint acquisition based on the achievement of four profit related milestones. These payments are excluded from the table since the amounts are not contractually certain to be paid. See Note 3 for additional information.

        We expect that we will be able to fund our remaining obligations and commitments with cash flow from operations. To the extent we are unable to fund these obligations and commitments with cash flow from operations, we intend to fund these obligations and commitments with proceeds from borrowings under our February 2012 Credit Facility or future debt or equity financings.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, which amends Accounting Standards Codification (ASC) topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements required by GAAP. This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted. Implementation of this standard is effective in the first fiscal year beginning after December 15, 2011. We are currently evaluating the newly prescribed standard, but do not expect it will have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance was adopted on January 1, 2012 and will impact our financial statement presentation of comprehensive income for the period ending March 31, 2012 and the comparative period presented. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred indefinitely.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report. We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill, other intangible assets and contingent consideration related to business combinations, stock based compensation and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made, what we consider to be, particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

        The following is a discussion on the most significant accounting estimates affecting the financial statements:

Acquisitions

        We account for acquisitions in accordance with FASB ASC 805, Business Combinations (ASC 805). We preliminarily record the fair value of assets acquired and liabilities assumed based on guidance defined in ASC 820, Fair Value Measurements and Disclosures and adjust these values once valuations are finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of net identifiable assets acquired and goodwill.

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

        For the Company's customer relationship intangible assets, the Company evaluates impairment upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Included in amortization of intangibles expense for the years ended December 31, 2009, 2010 and 2011 is approximately $0.4 million, $2.6 million and $0.5 million, respectively, in accelerated amortization in connection with the impairment of certain customer relationships, primarily payments division customers, during those respective periods. As a result, these customer relationships intangible assets were written down to their fair values of nil, $1.3 million and nil during December 31, 2009, 2010 and 2011, respectively.

        The calculation of fair value in accordance with ASC 350 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. The Company's estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of the Company's long-lived assets could be reduced through impairment charges in the future. Additionally, changes in the timing of estimated future cash flows could result in a shortening of estimated useful lives for intangibles.

Long-lived assets

        In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company will assess at the lowest level whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition.

        During the three months ended June 30, 2010, the Company made a decision to phase out $6.2 million of surplus network monitoring assets that would no longer be required following the integration of the CSG and TNS networks. The Company recorded accelerated depreciation expense related to these assets of $0.7 million and $5.5 million during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the net book value of these assets was nil.

        During the three months ended December 31, 2011, the Company recorded a charge of $0.4 million related to the impairment of certain capitalized software assets which were no longer intended to be utilized. The net book value of these assets at December 31, 2011 was nil.

        The calculation of fair value in accordance with ASC 360 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. The Company's estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of the Company's long-lived assets could be reduced through impairment charges in the future. Additionally, changes in the timing of estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets.

Income taxes

        We account for income taxes pursuant to the provisions of FASB ASC 740, Income Taxes. Under this method, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period. We provide a valuation allowance on net deferred tax assets when it is not more likely than not that such assets will be realized. We must exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, and related valuation allowance, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. We have not recorded a valuation allowance for certain deferred tax assets. We expect to realize the benefit of these deferred tax assets as we generate sufficient taxable income in future years. During 2011, we decreased the valuation allowance on domestic deferred tax assets by $2.4 million due to a decrease in our net deferred tax assets.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest rates

        Our principal exposure to market risk relates to changes in interest rates. As of December 31, 2011 we had $373.1 million outstanding under our November 2009 Credit Facility. Under the November 2009 Credit Facility, interest on outstanding balances was payable, at the Company's option, at the base rate plus a margin of 2%, or at LIBOR plus a margin of 3%. At December 31, 2011 the 1 month LIBOR rate was 0.28%. As previously noted, the November 2009 Credit Facility was refinanced in February 2012. Under the February 2012 Credit Facility, interest on the outstanding balance will initially be payable at the Company's option at the Base Rate plus a margin of 2.0% or at LIBOR plus a margin of 3.0%. There is no LIBOR floor in the February 2012 Credit Facility. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company's leverage ratio. Based upon the outstanding borrowings on December 31, 2011 and assuming repayment of the Term Loan in accordance with scheduled maturities of the February 2012 Credit Facility, each 1.0% increase or decrease in the interest rates could affect our annual interest expense by $3.8 million.

        As of December 31, 2011, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

        We primarily enter into arrangements with our customers in the currency of the markets in which we operate. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the year ended December 31, 2011 and 2010 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2011			2010
	% of Revenue	% of operating expenses	Weighted Average Exchange Rates	% of Revenue	% of operating expenses	Weighted Average Exchange Rates
U.S. Dollar	70%	77%	$1.00	71%	78%	$1.00
British Pound	12%	5%	1.60	12%	6%	1.55
Euro	9%	4%	1.39	9%	4%	1.33
Australian Dollar	6%	6%	1.04	5%	5%	0.92
Other	3%	8%	—	3%	7%	—

Total	100%	100%		100%	100%

        A $0.01 change in exchange rates for each of the major foreign currencies we operate in would have the following annual impact on:

  •
  Revenue: British Pound, $0.4 million, Euro, $0.4 million and Australian Dollar, $0.3 million; and

  •
  Total operating expenses: British Pound, $0.3 million, Euro, $0.2 million and Australian Dollar, $0.2 million

        We provide services to customers in the United States and increasingly to international customers in over 60 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region. We currently maintain operations and/or employees in 25 countries. We provide services in these countries using networks deployed in each country. We manage foreign exchange risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British Pound, Euro or Australian dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature. Our policy is not to speculate in foreign currencies, and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables, denominated in foreign currencies. However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. This loan is denominated in U.S. dollars and therefore fluctuations in the euro to the U.S. dollar exchange rate were recorded as revaluation gains or losses in our income statement prior to January 1, 2011. As of January 1, 2011, we no longer intended to settle this specific loan amount for the foreseeable future, and as such in accordance with ASC 830, Foreign Currency Matters, from this date, fluctuations in the euro to the U.S. dollar exchange rates are recorded to other comprehensive income in our balance sheet.

        For the year ended December 31, 2011, we recorded a loss on foreign currency revaluation of approximately $0.3 million. This is primarily due to the revaluation of a U.S. dollar denominated loan balance between our subsidiaries in Ireland and Australia. This loan relates to amounts advanced by our subsidiary in Ireland to fund our card-not-present payment gateway development activities in Australia.

Item 8.    Financial Statements and Supplementary Data

        The following financial information is included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TNS, Inc.:

        We have audited the accompanying consolidated balance sheets of TNS, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15B. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TNS, Inc. at December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TNS, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of TNS, Inc.:

        We have audited TNS, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TNS, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report located in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TNS, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows of TNS, Inc. for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 13, 2012

TNS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$56,689	$32,937
Accounts receivable, net of allowance for doubtful accounts of $3,977 and $4,282, respectively	86,988	94,366
Prepaid expenses	7,937	10,101
Deferred tax assets	220	—
Inventory	2,259	2,908
Other current assets	3,960	6,358

Total current assets	158,053	146,670

Property and equipment, net	135,418	141,662
Identifiable intangible assets, net	306,077	266,094
Goodwill	36,785	36,761
Deferred tax assets, net	2,932	2,163
Other assets	5,475	8,418

Total assets	$644,740	$601,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$71,481	$67,834
Deferred revenue	12,061	11,607
Current portion of long term debt, net of discount	18,488	17,871

Total current liabilities	102,030	97,312

Long-term debt, net of current portion and discount	385,136	352,358
Deferred tax liabilities	1,912	1,562
Contingent consideration	33,594	30,487
Other liabilities	6,787	5,452

Total liabilities	529,459	487,171

Stockholders' equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 26,515,823 shares issued and 25,359,255 shares outstanding and 25,732,645 shares issued and 24,309,682 shares outstanding, respectively	27	27
Treasury stock, 1,156,568 shares and 1,422,963 shares, respectively	(21,523)	(24,662)
Additional paid-in capital	176,633	162,151
Accumulated deficit	(34,315)	(17,243)
Accumulated other comprehensive loss	(5,541)	(5,676)

Total stockholders' equity	115,281	114,597

Total liabilities and stockholders' equity	$644,740	$601,768

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2009	2010	2011
Revenues	$471,418	$522,490	$557,723
Operating expenses:
Cost of network services, exclusive of the items shown separately below	222,985	258,578	275,824
Engineering and development	36,226	38,014	43,686
Selling, general, and administrative	99,224	95,522	103,275
Contingent consideration fair value adjustment	—	1,794	(3,107)
Depreciation and amortization of property and equipment	32,220	47,495	46,978
Amortization of intangible assets	32,346	39,540	40,124

Total operating expenses	423,001	480,943	506,780

Income from continuing operations	48,417	41,547	50,943
Interest expense	(58,553)	(24,556)	(25,658)
Interest income	497	307	246
Other income (expense), net	437	4,492	(80)

(Loss) income from continuing operations before income tax provision and equity in net loss of unconsolidated affiliates	(9,202)	21,790	25,451
Income tax benefit (provision)	6,930	(12,279)	(7,354)
Equity in net loss of unconsolidated affiliates	(115)	(288)	—

(Loss) income from continuing operations	(2,387)	9,223	18,097
Income (loss) from discontinued operations, net of income taxes	328	(679)	(1,025)

Net (loss) income	$(2,059)	$8,544	$17,072

Basic
Continuing operations	$(0.09)	$0.36	$0.72
Discontinued operations	0.01	(0.03)	(0.04)
Basic net (loss) income per common share	$(0.08)	$0.33	$0.68
Diluted
Continuing operations	$(0.09)	$0.35	$0.71
Discontinued operations	0.01	(0.03)	(0.04)
Diluted net (loss) income per common share	$(0.08)	$0.32	$0.67
Basic weighted average common shares outstanding	25,402,506	25,949,139	25,110,513
Diluted weighted average common shares outstanding	25,402,506	26,471,472	25,397,118

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					Accumulated other comprehensive loss
			Treasury Stock	Additional paid-in capital	Accumulated deficit		Total stockholders' equity	Comprehensive (loss) income
	Shares	Amount
Balance, December 31, 2008	25,082,007	$25	$(578)	$150,839	$(40,800)	$(6,671)	$102,815
Exercise of employee stock options	472,923	1	—	8,141	—	—	8,142
Issuance of common stock upon vesting of restricted stock units	402,514	—	—	—	—	—	—
Tax benefit of share based payments	—	—	—	(646)	—	—	(646)
Purchase of treasury stock	—	—	(1,861)	—	—	—	(1,861)
Stock compensation expense	—	—	—	10,446	—	—	10,446
Foreign currency translation	—	—	—	—	—	4,503	4,503	4,503
Net loss	—	—	—	—	(2,059)	—	(2,059)	(2,059)

Balance, December 31, 2009	25,957,444	$26	$(2,439)	$168,780	$(42,859)	$(2,168)	$121,340

Total, December 31, 2009								$2,444

Issuance of common stock upon vesting of restricted stock units	452,440	1	—	(1)	—	—	—
Exercise of employee stock options	132,613	—	—	1,949	—	—	1,949
Issuance of common stock	178,823	—	—	3,060	—	—	3,060
Purchase of treasury stock	—	—	(22,657)	—	—	—	(22,657)
Stock compensation expense	—	—	—	6,418	—	—	6,418
Foreign currency translation	—	—	—	—	—	(3,373)	(3,373)	(3,373)
Retirement of treasury shares	(205,497)	—	3,573	(3,573)	—	—	—
Net income	—	—	—	—	8,544	—	8,544	8,544

Balance, December 31, 2010	26,515,823	$27	$(21,523)	$176,633	$(34,315)	$(5,541)	$115,281

Total, December 31, 2010								$5,171

Issuance of common stock upon vesting of restricted stock units	296,038	—	—	—	—	—	—
Exercise of employee stock options	127,246	—	—	1,817	—	—	1,817
Purchase of treasury stock	—	—	(25,707)	—	—	—	(25,707)
Stock compensation expense	—	—	—	6,269	—	—	6,269
Foreign currency translation	—	—	—	—	—	(135)	(135)	(135)
Retirement of treasury shares	(1,206,462)	—	22,568	(22,568)	—	—	—
Net income	—	—	—	—	17,072	—	17,072	17,072

Balance, December 31, 2011	25,732,645	$27	$(24,662)	$162,151	$(17,243)	$(5,676)	$114,597

Total, December 31, 2011								$16,937

See accompanying notes.

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net (loss) income	$(2,059)	$8,544	$17,072
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32,220	47,495	46,978
Amortization of intangible assets	32,346	39,540	40,124
Deferred income tax (benefit) provision	(12,685)	8,734	764
Loss on disposal of property and equipment	25	160	—
Amortization of deferred financing costs and debt discount	7,126	2,021	1,991
Loss on debt extinguishment	26,944	—	—
Change in fair value of contingent consideration	—	1,794	(3,107)
Equity in net loss of unconsolidated affiliates	115	288	—
Stock compensation	10,446	6,418	6,269
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	8,888	11,153	(8,457)
Other current and noncurrent assets	(11,344)	10,573	(9,257)
Accounts payable and accrued expenses	17,932	(16,762)	(3,001)
Deferred revenue	(3,533)	(2,117)	(430)
Other current and noncurrent liabilities	(998)	1,789	(1,382)

Net cash provided by operating activities	105,423	119,630	87,564

Cash flows from investing activities:
Purchases of property and equipment	(40,604)	(54,994)	(53,408)
Business combinations, net of cash acquired(1)	(230,656)	(46,802)	(224)

Net cash used in investing activities	(271,260)	(101,796)	(53,632)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	516,335	48,755	—
Net borrowings on revolving credit facility	48,522	14,377	—
Repayment of long-term debt	(408,500)	(31,875)	(34,375)
Payment of long-term debt financing costs	(175)	—	—
Proceeds from stock option exercises	8,142	1,949	1,817
Purchase of treasury stock	(1,861)	(22,657)	(25,707)

Net cash provided by (used in) financing activities	162,463	10,549	(58,265)

Effect of exchange rates on cash and cash equivalents	(2,997)	(4,174)	581

Net (decrease) increase in cash and cash equivalents	(6,371)	24,209	(23,752)
Cash and cash equivalents, beginning of year	38,851	32,480	56,689

Cash and cash equivalents, end of year	$32,480	$56,689	$32,937

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,281	$21,784	$24,041

Cash paid for income taxes	$2,192	$8,356	$7,556

(1)
Cash paid for business acquisitions in 2010 does not include the non-cash issuance of approximately $3.1 million in the Company's stock to certain shareholders of Cequint. See note 3 for further details of the acquisition of Cequint.

See accompanying notes.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. The Company:

Business Description

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

        The Company has three business divisions: (1) the payment services division (PSD), which provides data communications services to payment processors in North America, Europe and Asia Pacific, (2) the telecommunication services division (TSD), which provides call signaling services, database access services and roaming and clearing services primarily to the North American telecommunications industry, and (3) the financial services division (FSD), which provides data communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications.

Share Repurchase

        On September 1, 2010, the Company's Board of Directors authorized a share repurchase program of up to $50 million of the Company's common stock over the period ending March 31, 2012, subject to extension. The Company commenced repurchasing shares on October 1, 2010 and during the three month period ended December 31, 2010 repurchased 1,050,247 shares for a total cost of $19.1 million. The Company repurchased an additional 1,383,954 shares of its common stock during the year ended December 31, 2011 for a total cost of $24.0 million. In addition, the Company repurchased 88,903 and 150,141 shares during the years ended December 31, 2011 and 2010, respectively, for a total cost of $1.7 million and $3.6 million, respectively, to satisfy the minimum employee tax withholdings upon vesting of restricted stock units.

        The Company retired 1,206,462 and 205,497 treasury shares during the years ended December 31, 2011 and 2010, respectively. On February 29, 2012, the Company's board of directors approved the retirement of 1,460,430 shares of treasury stock.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies:

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and in conjunction with the rules and regulations of the Securities and Exchange Commission (SEC).

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, which amends Accounting Standards Codification (ASC) topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements required by GAAP. This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted. Implementation of this standard is effective in the first fiscal year beginning after December 15, 2011. We are currently evaluating the newly prescribed standard, but do not expect it will have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance was adopted on January 1, 2012 and will impact our financial statement presentation of comprehensive income for the period ending March 31, 2012 and the comparative period presented. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred indefinitely.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by FASB ASC Topic 810, Consolidation. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity-method of accounting pursuant to FASB ASC 323, Investments—Equity Method and Joint Ventures.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider the accounting policies related to revenue and related cost recognition, valuation of goodwill, other intangible assets and contingent consideration related to business combinations, stock based compensation and accounting for income taxes to be critical to the understanding of our results of operations. Critical accounting policies include the areas where we have made, what we consider, to be particularly subjective or complex judgments in making estimates and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed and determinable, services are performed, and collection is probable. Cash received in advance of revenue recognition is recorded as deferred revenue.

        PSD revenue is derived primarily from per transaction fees paid by the Company's customers for the transmission of transaction data, through the Company's network, between payment processors and Point of Sale (POS) or ATM terminals and monthly recurring fees for IP-based network services and wireless gateway offerings. TSD revenue is derived primarily from fixed monthly fees for call signaling and network connectivity services and per message fees charged for wireless switch and transport network services, identity and verification services, registry services, database access, call validation and roaming and clearing services. FSD revenue is derived primarily from monthly recurring fees based on the number of customer connections to and through the Company's network as well as dedicated bandwidth usage.

        The Company considers the criteria established primarily by FASB ASC 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The revenues for which there are gross vs. net considerations include regulatory network charges levied on our customers. Regulatory network charges include messaging signaling unit charges related to the Company's Signaling System No. 7 (SS7) network and Universal Service Fund charges applicable to interstate telecommunications services approved or imposed by the Federal Communications Commission. The Company believes that the indicators under ASC 605-45 support gross revenue presentation since the Company is the primary obligor in the arrangement and carries the underlying traffic over its data communications network and has sole discretion over whether to include such regulatory charges in the amounts invoiced to customers. Included in revenues and cost of network services for the years ended December 31, 2009,

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

2010 and 2011, are $10.5 million, $11.6 million and $12.2 million, respectively, related to these pass-through charges and cost of network services.

        In certain of our international locations, the Company enters into revenue sharing arrangements with third parties related to data communications services it provides to the payment processing industry. Certain of the Company's international payment processing customers elect to configure end-user POS terminals with a caller-paid number. In this type of POS terminal configuration, the end-user is responsible for paying a regulated charge for each call to its underlying telecommunications carrier with which it contracts directly. The telecommunications carrier collects the regulated charge from the end-user and bears the credit risk in the transaction. The telecommunications carrier then remits the charge to the Company, withholding a fee for the use of its network in delivering the call to the Company. The Company then will pass these charges through to the payment processor, withholding a portion of the amount as a fee. Based on the Company's contractual arrangements with its payment processing customers, it has no obligation to remit cash until and unless the cash is remitted to the Company by the telecommunications carrier. The end-user looks to the telecommunications carrier for the provision of data communications access to the POS device and the payment processer for the processing of card-based payments. The Company believes that the indicators under ASC 605-45 support net revenue presentation since the telecommunications provider and payment processor, not the Company, are the primary obligors in the arrangement and the Company does not bear the credit risk. For the years ended 2009, 2010 and 2011, gross revenue was $68.3 million, $71.1 million and $78.2 million, revenue share was $32.1 million, $31.9 million and $35.4 million and net revenue recognized on the Company's consolidated financial statements was $36.2 million, $39.0 million and $42.8 million, respectively.

        Incentives granted to new customers or upon contract renewals are deferred and recognized ratably as a reduction of revenue over the contract period to the extent that the incentives are recoverable against the customer's minimum purchase commitments under the contract. Deferred customer incentives were approximately $1.2 million and $5.2 million of which approximately $0.6 million and $2.5 million was classified in other current assets as of December 31, 2010 and 2011, respectively. The remaining balance was classified in other assets in the accompanying consolidated balance sheets. The Company performs periodic evaluations of its customer base and establishes allowances for estimated credit losses.

        In addition, the Company receives installation fees related to the configuration of a customer's systems. Revenue from installation fees is deferred and recognized ratably over the customer's contractual service period, generally three years. Installation fees were approximately $3.9 million, $4.1 million, and $4.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. Approximately $6.1 million and $5.9 million of installation fees are included in deferred revenue (current liabilities) and other liabilities (non-current liabilities) as of December 31, 2010 and 2011, respectively.

Cost of Network Services

        Cost of network services is comprised primarily of telecommunications charges, which include data transmission and database access charges, leased digital capacity charges, circuit installation charges, activation charges and compensation paid to the providers of calling name and line information

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

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

        Deferred installation costs as of December 31, 2010 and 2011 were approximately $2.7 million and $2.5 million, respectively, and are classified as other current assets and other assets in the accompanying consolidated balance sheets. Depreciation expense on network equipment was approximately $23.6 million, $35.1 million, and $31.2 million for the years ended December 31, 2009, 2010, and 2011, respectively, and is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations. Included in the 2010 and 2011 depreciation expense of $35.1 million and $31.2 million is accelerated depreciation expense of $5.5 million and $0.7 million, respectively, related to the phasing out of $6.2 million of surplus network assets and software as a result of the integration of the CSG and TNS networks. Amortization expense on internally developed software related to network services was approximately $3.8 million, $4.9 million, and $7.2 million for the years ended December 31, 2009, 2010, and 2011, respectively, and is included in depreciation and amortization expense of property and equipment in the accompanying consolidated statements of operations. Amortization expense on acquired developed technology, an intangible asset recorded in various acquisitions, was approximately $5.0 million, $5.8 million, and $7.3 million for the years ended December 31, 2009, 2010, and 2011, respectively, and is included in amortization of intangible assets in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

        FASB ASC 820, Fair Value Measurments and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company's financial instruments consist primarily of cash and cash equivalents,

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

accounts receivable, accounts payable, and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

        The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues for the institutional Term B market giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2011, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

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

Long-Lived Assets

        In accordance with FASB ASC 360, Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets including property and equipment, capitalized software development costs and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the Company estimates that assets are impaired, the assets are written down to their fair value. For purposes of measuring and recognizing impairment of long-lived assets, the Company at the lowest level will assess whether separate cash flows can be attributed to the individual asset. The Company groups long-lived assets where separately identifiable cash flows are available. In the event that long-lived assets, including intangibles, are abandoned or otherwise disposed of, the Company recognizes an impairment charge upon disposition.

        During the three months ended June 30, 2010, the Company made a decision to phase out $6.2 million of surplus network monitoring assets that would no longer be required following the integration of the CSG and TNS networks. The Company recorded accelerated depreciation expense related to these assets of $5.5 million and $0.7 million for the years ended December 31, 2010 and 2011, respectively. As of February 28, 2011, the net book value of these assets had been written down to nil.

        During the three months ended December 31, 2011, the Company recorded a charge of $0.4 million related to certain capitalized software assets which were no longer intended to be utilized. The net book value of these assets at December 31, 2011 was nil.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

        The calculation of fair value in accordance with ASC 360 contains uncertainties due to judgment in estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. The Company's estimates of anticipated future income and cash flows used in determining fair value contain uncertainties due to uncontrollable events that could positively or negatively affect anticipated future economic and operating conditions. Therefore, those estimates could be reduced significantly in the future due to changes in technologies, regulation, available financing, competition or other circumstances. As a result, the carrying amount of the Company's long-lived assets could be reduced through impairment charges in the future. Additionally, changes in the timing of estimated future cash flows could result in a shortening of estimated useful lives for long-lived assets.

Property and Equipment

        Property and equipment is recorded at acquisition date cost or fair value, as appropriate, net of accumulated depreciation and amortization. Replacements and improvements that extend the useful life of property and equipment are capitalized. In accordance with FASB ASC 360, costs for internal use software that are incurred in the preliminary project stage and the post-implementation and operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

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

Goodwill and Identifiable Intangible Assets

        The Company accounts for goodwill and identifiable intangible assets in accordance with FASB ASC 350, Intangibles—Goodwill and Other. Under this standard, goodwill and intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment testing of its goodwill as of October 1 of each year. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using a market based approach. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the Company determines the implied fair value of the reporting

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill. For the most recent goodwill impairment test, the Company's testing has indicated that there is no impairment of its goodwill.

        Goodwill increased from December 31, 2009 to December 31, 2010 by $22.1 million due primarily to $21.9 million of goodwill acquired related to the acquisition of Cequint, Inc. with the remaining increase due to foreign currency exchange. The decrease in goodwill from December 31, 2010 to December 31, 2011 was due to the effect of foreign currency exchange. Cequint was acquired on October 1, 2010. See Note 3.

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

        The Company evaluates impairment of the customer relationship intangible assets based upon the significant loss of revenue from a customer. The fair value measurement of a customer relationship intangible is primarily based on an income approach using significant inputs that are not observable in the market, therefore representing a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money. Included in amortization of intangibles expense for the years ended December 31, 2009, 2010 and 2011 is approximately $0.4 million, $2.6 million and $0.5 million, respectively, of charges in connection with the impairment of certain customer relationships, primarily payments division customers, during those respective periods. As a result, these customer relationship intangible assets were written down to their fair values of nil, $1.3 million and nil during December 31, 2009, 2010 and 2011, respectively.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the underlying asset or liability from period to period.

        During the year ended December 31, 2011, the Company concluded that a portion of the undistributed earnings of certain foreign subsidiaries would no longer be considered indefinitely reinvested. After comparing the forecasted excess earnings of its domestic and foreign subsidiaries to the opportunities for reinvestment, the Company changed its indefinite reinvestment assertion with respect to the current and future earnings of its UK and Irish subsidiaries, as it no longer has specific plans for reinvestment of those earnings in the foreseeable future. In connection with this change, the Company repatriated $36.6 million of current earnings from its UK and Irish subsidiaries during 2011. The income generated from this repatriation was fully offset by net operating losses in the U.S. and therefore did not affect tax expense.

        The Company's effective tax rate for the years ended December 31, 2010 and 2011 of 57.5% and 28.9%, respectively, differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes, the effect of foreign remitted earnings, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Net Income (Loss) Per Common Share

        FASB ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. For the years ended December 31, 2009, 2010, and 2011, the Company had 1.4 million, 0.5 million, and 1.0 million, respectively, of weighted-average dilutive common shares outstanding that were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

        The following details the computation of the net income (loss) per common share (dollars in thousands, except share and per share data):

	Year ended December 31,
	2009	2010	2011
(Loss) income from continuing operations	$(2,387)	$9,223	$18,097
Income (loss) from discontinued operations	328	(679)	(1,025)
Net (loss) income	$(2,059)	$8,544	$17,072
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,402,506	25,949,139	25,110,513
Treasury stock effect of outstanding options to purchase	—	249,835	136,667
Treasury stock effect of unvested restricted stock units	—	272,498	149,938
Diluted weighted average common shares outstanding	25,402,506	26,471,472	25,397,118
Net (loss) income per common share:
Basic
Continuing operations	$(0.09)	$0.36	$0.72
Discontinued operations	0.01	(0.03)	(0.04)
Basic net (loss) income per common share	$(0.08)	$0.33	$0.68
Diluted
Continuing operations	$(0.09)	$0.35	$0.71
Discontinued operations	0.01	(0.03)	(0.04)
Diluted net (loss) income per common share	$(0.08)	$0.32	$0.67

Stock-Based Compensation

        The Company accounts for stock-based compensation under FASB ASC 718, Compensation—Stock Compensation. FASB ASC 718 requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. Refer to Note 7 for additional discussion regarding details of the Company's stock-based compensation plans.

Foreign Currency Translation and Revaluation

        The Company has operations in 24 countries outside the United States including the United Kingdom, Austria, Australia, Brazil, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand, Netherlands and Turkey. The Company has determined that the functional currency of its non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at each balance sheet date. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders' equity, except for the revaluation effect of intercompany balances that are anticipated to be settled in the foreseeable future, which are included in the statements of operations. For the years ended December 31, 2009, 2010 and 2011, the

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies: (Continued)

Company recorded foreign exchange gains (losses) of $0.3 million, $4.1 million and $(0.3) million, respectively, which are included in other income (expense), net in the accompanying consolidated statements of operations.

Discontinued Operations

        On August 31, 2011, we divested our ATM processing assets in Canada for a sale price of $1. Upon closing of the transaction, we recorded a loss on the sale of this business of $27,000. In determining whether the group of assets disposed of should be presented as a discontinued operation, the Company made a determination of whether the group of assets being disposed of comprised a component of the entity; that is, whether it had historical operations and cash flows that could be clearly distinguished (both operationally and for financial reporting purposes). The Company also determined whether the cash flows associated with the group of assets had been significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. These determinations were made affirmatively, therefore, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. In accordance with FASB ASC 205 "Presentation of Financial Statements" we have reported the results of our ATM processing business in Canada as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. See Note 4 for additional information.

Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income (loss), but excluded from the determination of net income (loss). The Company's other comprehensive income consists solely of foreign currency translation adjustments. The cumulative foreign currency translation adjustment as of December 31, 2010 and 2011 was a $5.5 million and $5.7 million decrease to equity, respectively.

Segment Reporting

        The Company provides segment information in accordance with FASB ASC 280, Segment Reporting. The Company classifies its business as one reportable segment. In addition, the Company's management evaluates revenues for its three business divisions: PSD, TSD, and FSD. A significant portion of the Company's operating expenses are shared between PSD, TSD and FSD, and, therefore, management analyzes operating results for these three business divisions on a combined basis. FASB ASC 280 designates the internal information used by management for allocating resources and assessing performance as the source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments:

Cequint, Inc

        On September 8, 2010, the Company entered into the Agreement and Plan of Merger (the Merger Agreement) which provided for the merger of Cequint, Inc. (Cequint) with and into Thunder Acquisition Corp., a wholly owned subsidiary of the Company formed for the purpose of the acquisition. Cequint provides carrier grade caller ID products and enhanced services to U.S. mobile operators and has been integrated into the Company's telecommunication services division. On October 1, 2010, the Company completed the merger in accordance with the terms and conditions of the Merger Agreement. The initial purchase price for the acquisition was $50.0 million consisting of $46.9 million in cash and $3.1 million in Company stock issued to certain management shareholders of Cequint. The stock consideration consisted of 178,823 shares at a fair value of $17.11 per share, which included restrictions on transfer that expire as follows: one third of total shares issued on the first anniversary of the date of acquisition; one third of total shares issued on the second anniversary of the date of acquisition; and one third of total shares issued on the third anniversary of the date of acquisition. The purchase price may be adjusted in the future by an additional $52.5 million in cash based upon the achievement of four specific profit-related milestones, during the period which commenced on June 1, 2011, and not to extend beyond May 31, 2014 (the Earn-Out Period), for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to certain key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is payable, it will be recorded as compensation expense as described below.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments: (Continued)

        The four profit-related milestones must be met for two consecutive months during the Earn-Out Period. These criteria are set out in the following table:

	Criteria	Shareholder Payment Contingent Consideration	Earnout Milestone Compensation	Total Potential Payouts
Milestone 1	(i) Monthly Gross Margin(1) greater than $2.5 million;	$12.6 million	$2.4 million	$15.0 million
(ii) Positive Net Income Contribution(2); and
(iii) Name ID product successfully launched with a tier-one carrier
Milestone 2	Monthly Gross Margin(1) greater than $5.0 million	$14.7 million	$2.8 million	$17.5 million
Milestone 3	Monthly Gross Margin(1) greater than $7.5 million	$12.6 million	$2.4 million	$15.0 million
Milestone 4	Monthly Gross Margin(1) greater than $10.0 million	$12.6 million	$2.4 million	$15.0 million

		$52.5 million	$10.0 million	$62.5 million

(1)
Defined in the Merger Agreement as revenues for such month (excluding any non-recurring revenues) less licensing, depreciation and other direct costs incurred in providing Cequint products and services.

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

        This liability is re-measured each reporting period and changes in the fair market value are recorded under the contingent consideration fair value adjustment item in the Company's consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and likely achievement of the relevant milestones. During the year ended December 31, 2011, the Company recognized a $3.1 million decrease in the fair value of the contingent consideration related primarily to changes in the expected timing of the achievement of the performance milestone targets noted above. These timing changes are due to updates to projected dates which the wireless carriers are anticipated to release new handset devices with the caller ID product to the market.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments: (Continued)

        The potential $10.0 million of performance payments are recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs are treated as compensation expense and are included in operating expenses in the Company's consolidated statements of operations. In June 2011, the Earn-Out period commenced and $0.6 million of compensation expense has been included in selling, general, and administrative expense in the Company's consolidated statement of operations during the year ended December 31, 2011.

        The Company funded the acquisition of Cequint through a new $50 million term loan facility using the accordion feature of the November 2009 Credit Facility (see Note 6). The consolidated statements of operations include the results of the Cequint acquisition from October 1, 2010. The acquisition of Cequint has been accounted for as a business combination under FASB ASC 805, Business Combinations.

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

        The allocation of the purchase price for Cequint was finalized as of September 30, 2011. The purchase price allocation was adjusted by $1.8 million for additional deferred tax assets with a corresponding decrease in goodwill relating to net operating loss carryforwards and research and development tax credits upon filing Cequint's final income tax return. An additional $0.2 million was recorded for the final adjustments to working capital. These purchase accounting adjustments have been retrospectively applied to the consolidated balance sheet as of December 31, 2010.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments: (Continued)

        The purchase price for Cequint was allocated as follows (in thousands):

	Preliminary allocation	Additional consideration paid	Measurement period adjustments	Final allocation
Purchase price allocation:
Cash	$463	—	—	$463
Accounts receivable	1,768	—	—	1,768
Prepaid expenses	257	—	—	257
Deferred tax asset	5,061	—	1,835	6,896
Property and Equipment	1,264	—	—	1,264
Goodwill	23,975	—	(1,835)	22,140
Identifiable intangible assets
Developed technology	17,200	—	—	17,200
Customer relationships	48,600	—	—	48,600
Covenants not to compete	10,100	—	—	10,100

Total assets	108,688	—	—	108,688
Accounts payable, accrued expenses and other current liabilities	(1,471)	224	—	(1,247)
Deferred tax liability	(25,635)	—	—	(25,635)

Total purchase price	$81,582	$224	$—	$81,806

        Reconciliation of Cequint purchase price to cash consideration, as follows (in thousands):

Total purchase price	$81,806
Less non cash items:
Company Stock issued	(3,060)
Contingent consideration	(31,800)

46,946
Less cash received	(463)

Cash consideration	$46,483

        The amounts allocated to property and equipment are being depreciated on a straight line basis over their weighted average estimated useful lives of 2 to 4 years. The weighted average amortization period by each major class of intangible assets and in total is as follows (in years):

Weighted average amortization period
Developed technology	7
Customer relationships	17
Non competition agreements	5

Total weighted average amortization period	13.1

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments: (Continued)

        The intangible asset related to covenants not to compete is expected to be deductible for tax purposes. The intangible assets related to developed technology and customer relationships, and the goodwill, are not expected to be deductible for tax purposes.

        During the year ended December 31, 2011, Cequint contributed revenue of $11.4 million and a net loss of $6.4 million. During the year ended December 31, 2010, Cequint contributed revenue of $2.3 million and a net loss of $2.6 million. The net loss for both periods does not include any allocation of shared operational or administrative costs. These amounts have been included in the Company's consolidated statements of operations for the year ended December 31, 2010 and 2011.

        Unaudited pro forma results of operations assuming the Cequint acquisition had taken place at the beginning of the period are not provided because the historical operating results of Cequint were not significant and pro forma results would not be significantly different from reported results for the periods presented.

VeriSign Communications Services Group (CSG)

        On March 2, 2009, the Company entered into an Asset Purchase Agreement (the Purchase Agreement), by and between the Company and VeriSign, Inc. (the Seller) pursuant to which the Company agreed to purchase certain assets and assume certain liabilities of the Seller's Communications Services Group (CSG). On May 1, 2009, the Company completed the acquisition in accordance with the terms and conditions of the Purchase Agreement. The initial purchase price was approximately $226.2 million in cash and subject to a post-closing working capital adjustment. During the third quarter of 2009 and fourth quarter of 2009, working capital and other adjustments were made resulting in a $4.5 million increase in the purchase price to $230.7 million. The purchase price was finalized in May 2010 resulting in an additional $0.5 million increase in the purchase price to $231.2 million. The Company funded the transaction through a new $230 million term loan facility as part of its May 2009 Credit Facility (see Note 6). CSG provides call signaling services and intelligent database services such as caller ID, toll-free call routing and local number portability to the U.S. telecommunications industry. In addition, CSG provides wireless roaming and clearing services to mobile phone operators. The Company integrated CSG into its telecommunication services division. In conjunction with the CSG acquisition, the Company incurred total acquisition related costs of $2.5 million. During the year ended December 31, 2009, acquisition related costs of $2.2 million were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        The acquisition of CSG has been accounted for as a business combination under FASB ASC 805, Business Combinations. During the second quarter of 2010, the Company completed the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As a result of the purchase price finalization, $1.7 million was adjusted retrospectively to certain working capital amounts on the December 31, 2009 balance sheet with a corresponding decrease in goodwill. Such adjustment had no impact in our statements of operations.

        The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments: (Continued)

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments: (Continued)

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

        The following unaudited pro forma consolidated results of operations assume that the acquisition of CSG was completed as of January 1, 2009 (dollars in thousands, except per share amounts):

Year ended December 31, 2009
Operating revenues	$556,607
Net income (loss)	(2,248)
Earnings (loss) per common share:
Basic	$(0.09)
Diluted	$(0.09)

        The CSG historical operating results include the direct costs related to the business and certain allocated costs for services and support functions provided by Verisign, Inc. Included in net income for the year ended December 31, 2009 are allocated after tax costs of $4.8 million, or ($0.18) per share, related to those functions. Because the selected unaudited pro forma consolidated results of operations are based on CSG's operating results during the period when CSG was not under the control, influence or management of TNS, the information presented may not be representative of the results for the periods indicated that would have actually occurred had the acquisition been consummated as of January 1, 2009, nor is it indicative of the future financial or operating results of the combined entity.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Acquisitions and Long-Term Investments: (Continued)

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

Long-Term Investments

        In September 2004, the Company made an investment in AK Jensen Group, Limited (AKJ), a company that provides order routing systems and integrated electronic trading solutions to financial software companies and end clients. The Company purchased 94,429 common shares for $1.0 million and obtained representation on AKJ's board of directors. On August 8, 2007, the Company sold 9,443 shares for approximately $0.3 million. The Company is accounting for this investment under the equity method of accounting as the Company has significant influence over AKJ's operating and financing activities through its representation on the board of directors. Due to timing of the receipt of AKJ's financial statements, the Company is accounting for the income or loss in this equity method investment on a one month lag. For the years ended December 31, 2009, 2010 and 2011 the Company recognized a net loss in the equity of an unconsolidated affiliate of approximately, $115,000, $289,000 and $0 respectively. As of December 31, 2011, the carrying value of the Company's AKJ investment was nil.

4. Discontinued Operations

        On August 31, 2011, the Company divested its ATM processing assets in Canada for a sale price of $1. Upon closing of the transaction, the Company recorded a loss on the sale of this business of $27,000. Management made the decision to divest this business in order to focus the Company's resources more on its network services offerings in Canada and investments in its payment gateway initiatives. In accordance with FASB ASC 205 "Presentation of Financial Statements" the results of the ATM processing business in Canada are reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

4. Discontinued Operations (Continued)

        The key components of loss from discontinued operations related to the ATM processing business in Canada were as follows (in thousands):

	Years ended December 31,
	2009	2010	2011
Net Sales	$3,398	$4,645	$1,780
Operating expenses	2,917	4,381	3,144

Income (loss) before taxes	481	264	(1,364)
Income tax (expense) benefit	(153)	(943)	366

Income (loss) from discontinued operations	328	(679)	(998)
Loss on sale	—	—	27

Income (loss) from discontinued operations, net of income taxes	$328	$(679)	$(1,025)

        The income (loss) from discontinued operations reflects direct operating expenses and does not include any allocation of shared operational or administrative costs.

5. Balance Sheet Details:

Property and Equipment, Net

        Property and equipment consists of the following (in thousands):

	December 31,
	2010	2011
Network equipment and software	$208,813	$232,055
Office furniture and equipment	31,277	32,245
Capitalized software development costs	64,163	88,708
Leasehold improvements	18,285	20,551
Land and buildings	10,390	10,391

Total cost	332,928	383,950
Accumulated depreciation and amortization	(197,510)	(242,288)

Property and equipment, net	$135,418	$141,662

        During the three months ended December 31, 2011, the Company recorded a charge of $0.4 million related to certain capitalized software assets which were no longer intended to be utilized. This charge is included in depreciation and amortization of property and equipment in the accompanying consolidated statements of operations for the year ended December 31, 2011.

        During the three months ended June 30, 2010, the Company made a decision to phase out $6.2 million of surplus network monitoring assets that would no longer be required following the integration of the CSG and TNS networks. The Company recorded accelerated depreciation expense related to these assets of $0.7 million and $5.5 million during the years ended December 31, 2011 and

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

5. Balance Sheet Details: (Continued)

2010 respectively. As of December 31, 2011, the net book value of these assets had been written down to zero.

        The unamortized capitalized software development cost balance as of December 31, 2010 and 2011 is $23.8 million and $39.4 million, respectively. Amortization expense of capitalized software development costs for the years ending December 31, 2009, 2010, and 2011 is $4.8 million, $6.2 million, and $9.0 million, respectively.

Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (in thousands):

	December 31,
	2010	2011
Customer relationships	$365,744	$365,744
Accumulated amortization	(140,179)	(167,129)

Customer relationships, net	225,565	198,615

Developed technology	108,142	108,142
Accumulated amortization	(72,133)	(79,439)

Developed technology, net	36,009	28,703

Trade names	68,644	68,644
Accumulated amortization	(34,011)	(37,543)

Trade names, net	34,633	31,101

Non-compete agreements	20,655	20,655
Accumulated amortization	(10,960)	(13,080)

Non-compete agreements, net	9,695	7,575

Other intangible assets	300	300
Accumulated amortization	(125)	(200)

Other intangible assets, net	175	100

Identifiable intangible assets, net	$306,077	$266,094

        Future scheduled amortization of intangible assets is as follows as of December 31, 2011 (in thousands):

2012	$37,515
2013	36,665
2014	35,134
2015	33,765
2016	30,341
Thereafter	92,674

$266,094

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

5. Balance Sheet Details: (Continued)

  Accounts Payable, Accrued Expenses and Other Current Liabilities

        Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2010	2011
Accounts payable and accrued network costs	$41,771	$39,787
Accrued sales and use tax	2,812	2,002
Income taxes payable	167	—
Legal and professional fees	1,482	1,331
Accrued compensation, severance and benefits	9,425	14,737
Accrued interest	3,479	3,104
Accrued customer credits	672	993
Other accrued expenses	6,447	4,439
Other current liabilities	5,226	1,441

Accounts payable, accrued expenses and other current liabilities	$71,481	$67,834

6. Long-Term Debt:

        Debt consists of the following (in thousands):

	December 31,
	2010	2011
Revolving credit facility	$49,370	$34,370
Term Loan	358,125	338,750

Total credit facility outstanding	407,495	373,120
Unamortized discount	(3,871)	(2,891)

	403,624	370,229
Less: Current portion, net of discount	(18,488)	(17,871)

Long-term portion	$385,136	$352,358

  May 2009 Credit Facility

        On May 1, 2009, the Company entered into a $423.5 million amended and restated senior secured credit facility (May 2009 Credit Facility) to finance the acquisition of the CSG assets from Verisign, Inc. and to refinance the 2007 Credit Facility. The May 2009 Credit Facility consisted of a fully funded term loan facility with an outstanding principal amount equal to $178.5 million, a new fully funded term loan facility with an outstanding principal amount equal to $230.0 million and a senior secured revolving credit facility in an aggregate principal amount of $15.0 million. Interest on the May 2009 Credit Facility was payable, at the Company's option, at the Base Rate plus a margin of 5.0%, or at LIBOR plus a margin of 6.0%. In no event was the Base Rate to be less than 4.5%, or the London Interbank Offered Rate ("LIBOR") Rate less than 3.5%.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Long-Term Debt: (Continued)

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

        On October 1, 2010 the Company entered into an amendment related to the November 2009 Credit Facility in connection with the closing of the acquisition of Cequint, Inc. (see Note 3). The amendment provided for a new term loan in an aggregate principal amount of $50 million (the "Incremental Term Loan"), an increase to the existing Revolving Facility by an aggregate principal amount of $25 million to a total of $100 million and amends certain debt covenants and restricted payments baskets including those related to share repurchases and acquisitions. The Incremental Term Loan was incurred to finance the purchase price for the acquisition, to pay fees, costs and expenses relating to the acquisition and for working capital purposes. In February 2012, the Company completed a refinancing of the November 2009 Credit Facility, as discussed below.

        Payments on the Term Facility and Incremental Term Loan were due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan were applied as directed by the Company. In February 2011, the Company paid $15 million on the revolver. At December 31, 2011, borrowing availability under the Revolving Facility was $65.2 million. Interest on the outstanding balances under the Revolving Facility was payable, at the Company's option, at a rate equal to the higher of the prime rate announced by SunTrust Bank, the federal funds rate plus 50 basis points, or the one-month LIBOR rate plus 100 basis points (the "Base Rate"), in each case, plus a margin of 3.0% or at LIBOR, plus a margin of 4.0%. Interest on the outstanding balances under the Term Facility and Incremental Term Loan was payable, at the Company's option, at the Base Rate plus a margin of 3.0%, or at LIBOR plus a margin of 4.0%. Additionally, in no event would the LIBOR rate be less than 2.0%. The applicable margins on the Revolving Facility, Term Facility and Incremental Term Loan were subject to step-downs based on the Company's leverage ratio. The Revolving Facility was subject to an annual commitment fee in an amount equal to between 0.375% and 0.50% (based on the Company's leverage ratio) per annum multiplied by the amount of funds available for borrowing under the Revolving Facility.

        For purposes of compliance at December 31, 2011, the Company was bound by the terms of the November 2009 Credit Facility. The terms of the November 2009 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of December 31, 2011, the Company is required to maintain a leverage ratio of less than 3.00 to 1.0. The Company's leverage ratio as of December 31, 2011 was 2.7 to 1.0. The maximum leverage ratio declines over the term of the November 2009 Credit Facility. Also the Company is required to maintain a consolidated fixed charge

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Long-Term Debt: (Continued)

coverage ratio of not less than 1.2 to 1.0. The Company's consolidated fixed charge coverage ratio as of December 31, 2011 was 1.8 to 1.0. The November 2009 Credit Facility also contains nonfinancial covenants that restrict some of the Company's corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, make capital expenditures and engage in specified transactions with affiliates. Effective October 1, 2010, the restricted payments covenant was amended to permit stock repurchases of up to $50 million until 18 months after this date, with such repurchases exempt from the minimum consolidated fixed charge coverage ratio covenant. Thereafter, stock repurchases are subject to a minimum required excess cash flow availability of $40 million and if the Company has a pro forma maximum leverage ratio of greater than 2.50 to 1.00, the Company is permitted to purchase shares at an amount equal to 50% of cumulative reported excess cash flow. If the Company has a pro forma maximum leverage ratio of 2.50 to 1.00 or greater but less than 3.00 to 1.00, the Company is permitted to purchase shares at an amount equal to the lesser of $30 million and 50% of cumulative reported excess cash flow, or if the Company has a pro forma maximum leverage ratio of 3.00 to 1.00 or greater, the Company is permitted to purchase shares at an amount equal to the lesser of $20 million and 50% of cumulative reported excess cash flow. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the November 2009 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The November 2009 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. The Company was in compliance with the financial and non-financial covenants of the November 2009 Credit Facility as of December 31, 2011.

        In connection with the May and November 2009 refinancings and in accordance with the modifications and extinguishments requirements of FASB ASC 470, Debt, the Company recorded pretax losses of approximately $26.9 million which are classified in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2009. These losses resulted from recording the new debt at fair value as of the time of the debt exchange and extinguishing the old term loans at their historical book values, and include the write off of unamortized deferred financing costs and debt discount of $23.6 million. Also included in these losses is a $3.3 million term loan call premium charge paid in November 2009 in connection with the refinancing of the May 2009 Credit Facility. Fair value of the November 2009 Credit Facility was based on quoted market prices for similar debt issuances. The discount created by recording the new debt at fair value is being amortized using the effective interest method over the life of the November 2009 Credit Facility.

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

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Long-Term Debt: (Continued)

        The weighted average interest rates for the years ended December 31, 2009, 2010 and 2011 were 18.82%, 6.17% and 6.21%, respectively. Excluding the losses on the debt refinancings of $26.9 million, the weighted average interest rate for the year ended December 31, 2009 would have been 10.14%.

  February 2012 Credit Facility

        On February 3, 2012 the Company completed a refinancing of the November 2009 Credit Facility (the February 2012 Credit Facility), principally to take advantage of a more favorable interest rate environment. The February 2012 Credit Facility is comprised of a fully funded $350 million five-year term loan and a $100 million, five-year revolving credit facility, under which $25 million was drawn at closing. The Company used the proceeds from the February 2012 Credit Facility and cash of $4.7 million to repay the balance of all amounts outstanding under the November 2009 Credit Facility, including the term debt and revolver balance at date of refinancing of $373.1 million and $0.4 million of accrued interest, as well as to pay associated fees and expenses of approximately $6.3 million.

        The total scheduled remaining payments, which includes the Incremental Term Loan and additional amounts borrowed from the Revolving Facility under the February 2012 Credit Facility are as follows (in thousands):

2012	$6,563
2013	17,500
2014	17,500
2015	26,250
2016	26,250
2017	280,937

$375,000

        Interest on the outstanding balances under the February 2012 Credit Facility will initially be payable at the Company's option at the Base Rate plus a margin of 2.0% or at LIBOR plus a margin of 3.0%. There is no LIBOR floor in the February 2012 Credit Facility. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company's leverage ratio.

        The terms of the February 2012 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company's "excess cash flow" (as such term is defined in the Credit Agreement) depending on the Company's Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million. The Company is permitted to repay borrowings under the February 2012 Credit Facility at any time in whole or in part without premium or penalty.

        The obligations under the February 2012 Credit Facility are unconditionally and irrevocably guaranteed, subject to certain exceptions, by the Company and each existing and future direct and indirect domestic subsidiary of the Company. In addition, the February 2012 Credit Facility is secured, subject to certain exceptions, by a first priority perfected security interest in substantially all of the present and future property and assets (real and personal) of the Company and a pledge of 100% of

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Long-Term Debt: (Continued)

the Company's capital stock of its respective domestic subsidiaries and 65% of the Company's capital stock of its respective first-tier foreign subsidiaries.

        The terms of the February 2012 Credit Facility are substantially similar to those of the November 2009 Credit Facility and require the Company to comply with financial and nonfinancial covenants, as included above for the November 2009 Credit Facility. Non compliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the February 2012 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The February 2012 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

7. Stock Compensation and Retirement Plans:

Stock-Based Compensation

        During 2001, the Board of Directors of the Company adopted the TNS Holdings, Inc. 2001 Founders' Stock Option Plan (the 2001 Plan) whereby employees, nonemployee directors, and certain other individuals were granted the opportunity to acquire an equity interest in the Company. Either incentive stock options or nonqualified options could be granted under the 2001 Plan. Options granted under the 2001 Plan have an exercise price equal to or greater than the market price of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally over four years. The options expire 10 years from the date of grant.

        In February 2004, the Board of Directors of the Company adopted the TNS, Inc. 2004 Long-Term Incentive Plan (the Plan) and the Company's stockholders approved the Plan in March 2004 and the Board of Directors and stockholders approved an amendment to the Plan in May 2011. The Plan, as amended, reserves 6,147,384 shares of common stock for grants of incentive stock options, nonqualified stock options, restricted stock awards and performance shares to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the market price of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant, generally in equal monthly installments over three or four years. The options expire 10 years from the date of grant. Restricted stock awards and performance shares granted under the Plan are subject to a vesting period determined at the date of grant, generally in equal annual installments over three or four years. As of December 31, 2011, there was a total of $11.8 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years. The Plan expires in May 2015.

        As discussed in Note 2, the Company accounts for stock-based compensation under FASB ASC 718, Compensation—Stock Compensation. FASB ASC 718 requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Stock Compensation and Retirement Plans: (Continued)

        During the years ended December 2009, 2010 and 2011, the Company capitalized $0.3 million, $0.3 million and $0.4 million of stock based compensation costs for employees working on software developed for internal use during the application and development stage.

        The Company's stock-based compensation expense is included in the following areas in the consolidated statements of operations for the periods indicated (in thousands):

	Year ended December 31,
	2009	2010	2011
Cost of network services	$928	$564	$670
Engineering and development	1,344	994	1,204
Selling, general and administrative	8,174	4,860	4,395

	$10,446	$6,418	$6,269

        The tax benefit related to the Company's stock-based compensation expense was approximately $3.1 million, $2.1 million, and $1.6 million for the years ended December 31, 2009, 2010 and 2011, respectively. The Company has not realized excess tax benefits from stock option exercises or RSU vesting due to the U.S. net operating losses.

        Details of the Company's stock-based compensation plans are discussed below.

        The fair value for stock options granted during the periods were estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2009	2010	2011
Expected term (in years)	5.5	5.5	6.0
Risk-free interest rate	3.0%	2.1%	2.0%
Volatility	49.0%	49.0%	54.2%
Dividend yield	0.0%	0.0%	0.0%

        Expected term.    For most awards granted, the Company determines the expected term based on historical exercise patterns of the Company's stock options. During the current year, the Company utilized the simplified method to determine the expected term for certain awards that were granted to executives for which there was limited historical exercise information. These grants met criteria required by the simplified method and the expected term was based on the midpoint of the vesting date and contractual life of the granted options.

        The Company accounts for stock options with graded vesting as a single award with the expected term equal to the average of the expected term of the component vesting tranches. The related compensation cost is recognized on a straight-line basis over the vesting period for awards with only time-vesting requirements and on an accelerated basis for awards with performance vesting requirements.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Stock Compensation and Retirement Plans: (Continued)

        Risk-free interest rate.    The risk-free rate for stock options granted during the period is determined by using U.S. treasury rates of the same period as the expected option term of each option.

        Expected volatility.    The expected volatility is based on the historical volatility of the Company's stock.

        Expected dividend yield.    The dividend yield is based on actual dividends expected to be paid over the expected term of the option. The Company has no plans to issue regular dividends.

Time-Vested Stock Options

        A summary of time-vested option activity under the Plan as of December 31, 2011, and changes during the year then ended, is presented below:

	Number of shares	Exercise price per share	Weighted average exercise price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2011	680,332	$ 7.00 – $39.20	$19.23
Granted	635,479	$16.69 – $18.87	16.72
Exercised	(49,339)	$16.06 – $20.83	19.81
Canceled	(53,532)	$ 7.00 – $39.20	19.49

Outstanding, December 31, 2011	1,212,940	$ 7.00 – $39.20	17.99	$1,079,637	6.82

Exercisable, December 31, 2011	594,063	$ 7.00 – $39.20	$19.32	$448,004	3.96

Expected to vest after December 31, 2011	1,147,889		$17.99	$1,031,469	6.99

        The following table summarizes the weighted-average option information as of December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.00 – $11.87	734	7.16	$7.00	686	$7.00
$11.88 – $15.68	76,051	5.45	12.42	76,051	12.42
$15.69 – $19.60	799,277	8.22	17.02	180,928	18.08
$19.61 – $23.52	322,470	3.77	21.03	321,990	21.03
$23.53 – $27.44	4,599	4.44	24.39	4,599	24.39
$27.45 – $39.20	9,809	1.00	39.20	9,809	39.20

$7.00 – $39.20	1,212,940	6.79	$17.99	594,063	$19.32

        The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2010 and 2011 was $8.70, $9.25, and $8.66, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2010 and 2011 was approximately $2.7 million, $0.6 million and $0.1 million, respectively. As of December 31, 2011, there was a total of

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Stock Compensation and Retirement Plans: (Continued)

$3.8 million of unrecognized compensation cost related to time-vested stock options, which is included in the $11.8 million of total unrecognized compensation cost above and is expected to be recognized over a weighted average period of approximately three years.

Performance-Based Stock Options

        Performance-based stock options are tied to the Company's annual performance against pre-established internal targets. Under the Company's long-term incentive program, the actual payout under these awards may vary from zero to 150% of an employee's target payout, based upon the Company's actual performance during the fiscal year. The performance-based stock options are also subject to vesting requirements, and generally vest in equal annual installments over three years. The fair value for stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model, as described above. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied.

        A summary of performance-based stock options outstanding as of December 31, 2011, and changes during the year then ended is presented below:

	Number of shares	Weighted- average exercise price	Aggregate Intrinsic Value	Weighted- average remaining contractual term
Outstanding, January 1, 2011	542,646	$13.21
Granted	—	—
Exercised	(77,907)	19.63
Cancelled	—	—

Outstanding at December 31, 2011	464,739	13.55	1,999,666	5.49

Exercisable at December 31, 2011	464,739	$13.55	1,999,666	5.49

        The following table summarizes the weighted-average option information as of December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.39	347,080	1.9	$12.39	347,080	$12.39
$16.15	95,369	6.1	16.15	95,369	16.15
$20.56	22,290	5.1	20.56	22,290	20.56

$12.39 – $20.56	464,739	5.5	$13.55	464,739	$13.55

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Stock Compensation and Retirement Plans: (Continued)

        The Company expects all of the outstanding performance-based options as of December 31, 2011 to ultimately vest. The total intrinsic value of stock options exercised during the year ended December 31, 2011 was approximately $0.6 million.

        As of December 31, 2011, there was no unrecognized compensation cost related to performance-based stock options.

Time-Vested Restricted Stock Units

        The fair value of restricted stock units is determined based on the closing price of the Company's shares at the date of grant. A summary of the status of the Company's time-vested restricted stock units as of December 31, 2011, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Unvested at January 1, 2011	327,731	$23.99
Granted	299,611	17.74
Vested	(156,396)	23.11
Forfeited	(12,933)	19.92

Unvested at December 31, 2011	458,013	$20.32

        The Company expects 437,860 of the 458,013 restricted stock units outstanding as of December 31, 2011 to ultimately vest. The total fair value of shares vested (measured as of the vesting date) during the years ended December 31, 2009, 2010 and 2011 was $4.8 million, $5.0 million and $2.7 million, respectively. As of December 31, 2011, there was $6.6 million of unrecognized compensation expense related to these awards, which is included in the $11.8 million of total unrecognized compensation cost mentioned above. This expense is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units

        Performance-based awards are generally tied to the Company's performance against pre-established internal targets over a specified period of time. Under the Company's long-term incentive program, the actual payout of performance-based awards may vary from 0% to 150% of an employee's target payout, based upon the Company's performance under the program. The Company uses the market price of the Company's stock on the date of grant to determine the fair value of any performance-based restricted stock units. Performance-based awards are also subject to vesting requirements, and generally vest in installments over three or four years. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied. The Company recognizes compensation cost on these performance based awards using an accelerated attribution method.

        In April 2009, the Company made certain long-term performance-based stock compensation awards (the 2009 Equity Performance Awards). The 2009 Equity Performance Awards were granted under the Company's 2004 Long Term Incentive Plan. Based upon the Company's performance in 2009,

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Stock Compensation and Retirement Plans: (Continued)

the results of which were approved by the Company's board of directors in February 2010, the plan participants earned 100% of the potential payout under the Company's 2009 Equity Performance Awards. The total number of awards issued under the Company's 2009 Equity Performance Awards was 311,500 restricted stock units which represented 100% of an employee's target payout. The weighted average grant date fair value of restricted stock units granted was $16.85. As of December 31, 2011, there was no unrecognized compensation expense related to these performance based awards.

        In February 2010, the Company made certain long-term performance-based stock compensation awards (the 2010 Equity Performance Awards). The 2010 Equity Performance Awards were granted under the Company's 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company's 2010 Equity Performance Awards, assuming that the target payout level was achieved, would have been 235,086 restricted stock units. Based on the achievement levels, the Company awarded no restricted stock units. As of December 31, 2011, there was no unrecognized compensation expense related to these performance based awards.

        In July 2011, the Company made certain long-term performance-based stock compensation awards (the 2011 Equity Performance Awards). The 2011 Equity Performance Awards were granted under the Company's 2004 Long Term Incentive Plan. The total number of awards that will be issued under the Company's 2011 Equity Performance Awards, assuming that the target payout level is achieved, is 129,537 restricted stock units. The weighted average grant date fair value of restricted stock units was $15.24. The performance criteria for the 2011 Equity Performance Awards will be measured through the end of 2013.

        A summary of performance-based restricted stock units outstanding as of December 31, 2011, and changes during the year then ended is presented below:

	Number of shares	Weighted-average grant-date fair value
Unvested at January 1, 2011	251,578	$16.97
Granted	129,537	15.24
Vested	(139,642)	21.73
Cancelled	(8,104)	16.15

Unvested at December 31, 2011	233,369	$15.96

        The Company expects 219,242 of the outstanding performance-based restricted stock units as of December 31, 2011 to ultimately vest based on expected achievement of performance targets. The total value of shares vested (measured as of the vesting date) during the years ended December 31, 2009, 2010 and 2011 was $1.0 million, $5.5 million and $2.9 million, respectively. As of December 31, 2011, there was a total of $1.4 million of unrecognized compensation cost related to performance-based restricted stock units, which is included in the total unrecognized compensation cost of $11.8 million above and is expected to be recognized over a weighted average period of two years.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

7. Stock Compensation and Retirement Plans: (Continued)

Retirement Savings Plan

        During 2001, the Company established a 401(k) and profit-sharing plan (the 401(k) Plan). Employees are eligible for the 401(k) Plan on the first payroll of the month following their date of hire. Participants may elect to defer up to 80.0 percent of their salary, and the Company may match up to a maximum of the amount contributed by the employee during the 401(k) Plan year. Profit- sharing contributions are entirely discretionary. Participants are 100 percent vested in all contributions made to the 401(k) Plan. For the year ended December 31, 2009, 2010 and 2011, the Board of Directors approved contributions of approximately $0.7 million, $0.9 million and $1.1 million, respectively, to the 401(k) Plan.

8. Income Taxes:

        The components of income (loss) from continuing operations before income tax (provision) benefit and equity in net loss of unconsolidated affiliate are as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
U.S.	$(30,293)	$(17,682)	$(14,227)
Non-U.S.	21,091	39,472	39,678

(Loss) income from continuing operations before income tax (provision) benefit and equity in net loss of unconsolidated affiliate	$(9,202)	$21,790	$25,451

        The components of the Company's income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2009	2010	2011
Current provision:
U.S.	$434	$(1,586)	$219
Non-U.S.	5,321	5,031	6,010

	5,755	3,445	6,229

Deferred provision (benefit):
U.S.	(11,183)	10,146	1,493
Non-U.S.	(1,502)	(1,312)	(368)

	(12,685)	8,834	1,125

Total income tax provision (benefit)	$(6,930)	$12,279	$7,354

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

8. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2010 consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$926	$96	$1,022
Accrued expenses	1,478	231	1,709
Deferred revenue	2,319	527	2,846
Intangible assets	5,579	78	5,657
Depreciation and amortization of property and equipment	11,164	900	12,064
Stock-based compensation	2,414	—	2,414
Equity in net loss of unconsolidated affiliates	1,432	—	1,432
Foreign tax credits	2,554	—	2,554
Research and Development tax credits	2,192	—	2,192
Other assets	177	—	177
Net operating loss carryforwards	28,546	6,965	35,511
Capital loss carryforwards	1,753	—	1,753

	60,534	8,797	69,331
Less—valuation allowance	(14,074)	(2,683)	(16,757)

	46,460	6,114	52,574

Deferred tax liabilities:
Prepaid expenses	(1,879)	(115)	(1,994)
Unrealized foreign exchange gains/losses	(3)	(837)	(840)
Capitalized software development costs	(18,225)	(1,333)	(19,558)
Intangible assets	(26,430)	(2,093)	(28,523)
Other liabilities	—	(537)	(537)

	(46,537)	(4,915)	(51,452)

Net deferred tax (liability) asset	$(77)	$1,199	$(1,122)

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

8. Income Taxes: (Continued)

        The components of the Company's net deferred tax assets (liabilities) as of December 31, 2011, consisted of the following (in thousands):

	U.S.	Non-U.S.	Total
Deferred tax assets:
Allowance for doubtful accounts	$1,195	$112	$1,307
Accrued expenses	1,870	89	1,959
Deferred revenue	1,985	63	2,048
Intangible assets	6,056	138	6,194
Depreciation and amortization of property and equipment	1,578	779	2,357
Stock-based compensation	1,610	—	1,610
Equity in net loss of unconsolidated affiliates	1,419	—	1,419
Foreign tax credits	7,874	—	7,874
Research and Development tax credits	2,796	—	2,796
Other assets	220	—	220
Net operating loss carryforwards	33,900	8,157	42,057
Capital loss carryforwards	1,737	—	1,737

	62,240	9,338	71,578
Less—valuation allowance	(11,608)	(3,406)	(15,014)

	50,632	5,932	56,564

Deferred tax liabilities:
Prepaid expenses	(2,605)	(143)	(2,748)
Unrealized foreign exchange gains/losses	—	(556)	(556)
Capitalized software development costs	(25,555)	(2,291)	(27,846)
Intangible assets	(24,034)	(805)	(24,839)
Other liabilities	—	(104)	(104)

	(52,194)	(3,899)	(56,093)

Net deferred tax (liability) asset	$(1,562)	$2,033	$471

        The Company has foreign net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. amounting to $32.1 million as of December 31, 2011. The majority of the non-U.S. loss carryforwards will never expire under local country tax rules, however, some of the non-U.S. loss carryforwards will expire in varying amounts in five to ten years. In addition, the Company has a U.S. loss carryforward of approximately $109.6 million, which will begin to expire in 2025. Approximately $7.3 million of the net operating loss relates to the exercise of stock options and vesting of restricted stock, the benefits of which will be credited to equity when realized. The Company also has a foreign tax credit carryforward of $7.9 million, which will begin to expire in 2015, a research and development tax credit carryforward of $3.8 million which will begin to expire in 2023, and a capital loss carryforward of $4.5 million, which will expire in 2012.

        The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

8. Income Taxes: (Continued)

depends on the ability to generate sufficient taxable income of the requisite character in the appropriate taxing jurisdictions. Although the Company began to utilize net operating losses in the U.S. during 2011, the income generation was primarily driven by the repatriation of foreign earnings resulting from the Company's change in indefinite reinvestment assertion for certain current and future earnings of its subsidiaries. Based on a current evaluation of expected future taxable income and the absence of an established history for repatriating foreign earnings at the present time, the Company determined it is not more likely than not that certain domestic deferred tax assets will be realized. Therefore, the Company continues to maintain a full valuation allowance on its net domestic deferred tax assets. The net decrease in the US valuation allowance was $2.4 million for the year ended December 31, 2011. In addition, the Company increased the valuation allowance on the net deferred tax assets of its Australian subsidiary by $0.7 million in the fourth quarter of 2011 after determining it was not more likely than not these foreign deferred tax assets were realizable. This represents a full valuation allowance on these net foreign deferred tax assets.

        The following table summarizes the changes in the Company's valuation allowance on deferred tax assets for the period indicated:

	Year Ended December 31,
	2009	2010	2011
Balance at the beginning of the period	$9,935	$9,113	$16,757
Amounts charged to expense	(822)	7,644	(1,743)

Balance at the end of the period	$9,113	$16,757	$15,014

        The income tax benefit (provision) computed at the U.S. federal income tax rate of 34.0% is reconciled to the Company's effective income tax rate as follows:

	Year ended December 31,
	2009	2010	2011
U.S. federal taxes at statutory rate	(34.0)%	34.0%	34.0%
U.S. state taxes (net of federal tax benefit)	(4.0)	(4.1)	0.9
Taxation of Non-U.S. earnings	(28.0)	(31.2)	(28.0)
Repatriation of foreign earnings	—	—	55.7
Valuation allowance	(6.0)	36.6	(30.6)
Changes in uncertain tax positions	(5.8)	17.7	0.2
Stock based compensation expense	9.3	0.6	2.4
Research and development credit	(15.4)	(2.3)	(0.8)
Nondeductible items	9.4	6.2	(6.1)
Other	—	—	1.2

Effective tax rate	(74.4)%	57.5%	28.9%

        The taxation of foreign earnings is at a lower statutory tax rate since the majority of the Company's foreign profits were earned in Ireland (approximately $32 million) which has an effective rate of 12.5%.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

8. Income Taxes: (Continued)

        During 2011, the company changed its indefinite reinvestment assertion with respect to the current and future earnings of its UK and Irish subsidiaries and as of December 31, 2011, repatriated approximately $36.6 million of those earnings. The income generated by this repatriation was offset by the utilization of net operating losses in the U.S. The Company has made no provision for U.S. income taxes or additional foreign taxes on the historical earnings of its U.K. and Irish subsidiaries or on the cumulative unremitted earnings of its other non-U.S. subsidiaries (approximately $121.7 million as of December 31, 2011) because the Company considers these earnings to be indefinitely reinvested in these foreign locations. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate, or if the Company sold its interests in its foreign affiliates. Determination of the amount of any unrecognized deferred U.S. income tax liability associated with these foreign earnings is not practicable due to complexities associated with this hypothetical calculation.

        A reconciliation of the beginning and ending balance for unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2010	2011
Balance as of January 1	$4,294	$8,852
Additions for tax positions related to the current year	4,800	407
Lapses of applicable statutes of limitation	(197)	(490)
Effects of foreign currency translation	(45)	(27)

Balance as of December 31	$8,852	$8,742

        The liability for unrecognized tax benefits increased in 2011 primarily due to uncertain tax positions with respect to domestic research and development credits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2009, 2010 and 2011 the Company recognized approximately, $(86,000), $374,000, and $150,000 respectively in interest and penalties relating to its unrecognized income tax benefits. The Company had approximately $708,000 and $858,000 accrued for the payment of interest and penalties at December 31, 2010 and 2011, respectively. The entire balance of unrecognized tax benefits as of December 31, 2011, would impact the effective tax rate if recognized. The Company and its subsidiaries are subject to taxation in the U.S. and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2011.

        It is reasonably possible that the Company's unrecognized tax benefits will decrease in the next 12 months by $1.3 million as a result of the expiration of certain statutes of limitation.

9. Segment Information:

        The Company operates as one reportable segment since the chief operating decision maker allocates resources on a consolidated basis. The Company's management evaluates revenues for three business divisions: payments, telecommunication services and financial services.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Segment Information: (Continued)

        Management evaluates the Company's performance on EBITDA before stock compensation expense. The Company defines EBITDA before stock compensation expense as net income before discontinued operations, depreciation, amortization, stock compensation expense, interest expense, other income (expense), equity in net loss of unconsolidated affiliate, the change in fair value of contingent consideration, milestone compensation expense, and provision for income taxes. EBITDA before stock compensation expense is not a generally accepted accounting principle measure, but rather a measure employed by management to view operating results. The Company believes that this measure, viewed in addition to and not in lieu of the Company's reported GAAP results, provides additional useful information to the investors regarding the Company's performance and overall operating results exclusive of selected significant non-cash items. This metric is frequently requested by investors and are also an integral part of the Company's internal reporting to measure the performance of senior management. The Company's definition of EBITDA before stock compensation expense may not be comparable to similarly titled measures used by other entities.

        EBITDA before stock compensation expense was approximately $123.4 million, $136.8 million and $141.8 million for the years ended December 31, 2009, 2010 and 2011, respectively. Management evaluates performance before consideration of certain intercompany transactions. Accordingly, these transactions are not reflected in EBITDA. In addition, certain corporate expenses are reflected consistent with information reviewed by our chief operating decision maker.

        Revenue for the Company's three business divisions is presented below (in thousands):

	Year ended December 31,
	2009	2010	2011
Revenues:
Payments	$193,409	$195,545	$203,569
Telecommunication services	212,744	260,715	287,160
Financial services	65,265	66,230	66,994

Total revenues	$471,418	$522,490	$557,723

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Segment Information: (Continued)

        EBITDA before stock compensation expense differs from net income reported in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
EBITDA before stock compensation expense	$123,429	$136,794	$141,775
Reconciling items:
Loss (income) on discontinued operations	328	(679)	(1,025)
Stock compensation expense	(10,446)	(6,418)	(6,269)
Depreciation and amortization of property and equipment	(32,220)	(47,495)	(46,978)
Amortization of intangible assets	(32,346)	(39,540)	(40,124)
Interest expense	(58,553)	(24,556)	(25,658)
Interest income	497	307	246
Other income (expense), net	437	4,492	(80)
Milestone compensation expense	—	—	(568)
Contingent Consideration fair value adjustments	—	(1,794)	3,107
Equity in net loss of unconsolidated affiliate	(115)	(288)	—
Income tax benefit (provision)	6,930	(12,279)	(7,354)

Net (loss) income	$(2,059)	$8,544	$17,072

Geographic Information

        The Company sells its services through foreign subsidiaries in Australia, Austria, Brazil, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Romania, Singapore, South Korea, Spain, Sweden, Thailand, Turkey and the United Kingdom. Information regarding revenues and long-lived tangible assets attributable to each geographic region is stated below. The North American revenues and long-lived tangible assets are primarily in the U.S.

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Segment Information: (Continued)

        The Company's revenues were generated in the following geographic regions (in thousands):

	Year ended December 31,
	2009	2010	2011
Payments Division
North America	$72,658	$65,865	$58,836
Europe	97,286	101,538	110,615
Asia-Pacific	23,465	28,142	34,118

	$193,409	$195,545	$203,569

Financial Services Division
North America	$47,749	$45,616	$43,103
Europe	11,200	12,439	13,574
Asia-Pacific	6,316	8,175	10,317

	$65,265	$66,230	$66,994

Telecommunication Services Division
North America	$212,744	$260,715	$287,160

Total
North America	$333,151	$372,196	$389,099
Europe(1)	108,486	113,977	124,189
Asia-Pacific	29,781	36,317	44,435

	$471,418	$522,490	$557,723

(1)
Total revenues in the United Kingdom were $58.4 million, $62.4 million, and $68.0 million for the years ending December 31, 2009, 2010, and 2011, respectively.

        The Company's long-lived assets, including goodwill and intangible assets, were located as follows (in thousands):

	December 31,
	2010	2011
North America	$440,537	$364,556
Europe	19,343	45,550
Asia-Pacific	20,235	34,411

Total long-lived assets	$480,115	$444,517

10. Commitments and Contingencies:

Operating Leases

        The Company leases office space and certain office equipment under various non-cancelable operating leases that expire through February 2019. Rental expense is recognized on a straight-line

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

10. Commitments and Contingencies: (Continued)

basis over the term of the lease, regardless of when payments are due. Rental expense was approximately $10.8 million, $12.5 million and $14.0 million for the years ended December 31, 2009, 2010 and 2011, respectively.

        Future minimum commitments under the Company's operating leases are as follows for each of the years ended December 31 (in thousands):

2012	$12,908
2013	7,550
2014	5,247
2015	4,533
2016	3,737
Thereafter	4,392

$38,367

        On September 21, 2005, the Company entered into a lease to rent office space in the United Kingdom with a company that is majority owned by a Company executive. Prior to entering into this lease, the Company obtained an independent evaluation confirming that the terms of the lease were consistent with market standards. The lease provides for quarterly payments in equal installments of approximately £26,350 and expires on September 20, 2017. During the years ended December 31, 2009, 2010 and 2011, the Company made payments of £105,400, £105,400 and £105,700, respectively, related to this operating lease.

        The following is a schedule by year of future minimum rental payments due under this operating lease agreement (in thousands):

2012	£105
2013	105
2014	105
2015	105
2016	105
Thereafter	80

£605

Litigation and Claims

        The Company is periodically involved in disputes arising from normal business activities. Certain states in which we operate assess sales taxes on certain services provided by us. Our customer contracts generally contain terms that stipulate the customer is responsible for any sales tax liability. In jurisdictions where the customer may be liable for sales taxes, we either include sales tax on our invoice or have obtained an exemption certificate from the customer. The Company is periodically involved in sales tax audits as part of its normal course of business. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

10. Commitments and Contingencies: (Continued)

results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

Significant Customers and Suppliers

        A substantial portion of the revenues recognized by the Company is related to a limited number of customers. For the years ended December 31, 2009, 2010 and 2011, there were no customers that accounted for more than 10 percent of the Company's consolidated revenues. For the years ended December 31, 2009, 2010 and 2011, the Company derived approximately 15.7%, 18.9% and 19.6% respectively, of its consolidated revenues from its five largest customers.

        Certain key components used in the Company's network are currently available only from limited sources. The Company has entered into long term contracts with certain vendors for the provision of network equipment and the maintenance of hardware and software utilized on our network. The future minimum commitment relating to these contracts is as follows (in thousands):

2012	$30,624
2013	25,602
2014	13,439
2015	1,773
2016	738
Thereafter	—

$72,176

11. Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$128,570	$128,673	$130,577	$134,670
Cost of network services	63,817	64,254	65,071	65,436
Income (loss) from continuing operations	1,179	6,347	4,308	(2,610)
Loss (income) from discontinued operations	70	(145)	287	467
Net income (loss)	$1,109	$6,492	$4,021	$(3,078)
Basic
Continuing Operations	$0.05	$0.24	$0.16	$(0.10)
Discontinued Operations	$0.00	$0.01	$(0.01)	$(0.02)
Diluted
Continuing Operations	$0.04	$0.24	$0.16	$(0.10)
Discontinued Operations	$0.00	$0.01	$(0.01)	$(0.02)

TNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

11. Unaudited Quarterly Financial Data (in thousands, except per share amounts): (Continued)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$133,040	$141,636	$142,731	$140,316
Cost of network services	66,728	70,336	69,746	69,013
Income from continuing operations	1,179	1,526	2,136	13,256
(Loss) income from discontinued operations	(473)	(380)	(538)	366
Net income (loss)	$706	$1,146	$1,598	$13,622
Basic
Continuing Operations	$0.05	$0.06	$0.08	$0.55
Discontinued Operations	$(0.02)	$(0.01)	(0.02)	0.01
Diluted
Continuing Operations	$0.05	$0.06	$0.08	$0.54
Discontinued Operations	$(0.02)	$(0.01)	(0.02)	0.01

        Included in net income for the three months ended March 31, 2010 is a $0.5 million charge, or $0.02 per share, related to severance expense. Included in net income for the three months ended June 30, 2010 is a $0.5 million charge, or $0.02 per share, related to severance expense and a $3.2 million charge, or $0.13 per share, related to accelerated depreciation of certain network equipment. Included in net income for the three months ended September 30, 2010 is a $0.3 million charge, or $0.01 per share, related to severance expense, $0.7 million, or $0.03 per share in acquisition costs that were expensed in accordance with FASB ASC 805, Business Combinations and $1.1 million charge, or $0.04 per share, related to accelerated depreciation of certain network equipment. Included in net income for the three months ended December 31, 2010 is a $1.8 million charge, or $0.07 per share, related to the change in the fair value of a contingent consideration related to the Cequint acquisition, a $1.1 million charge, or $0.04 per share, of accelerated depreciation related of certain network equipment, $2.6 million, or $0.11 per share, of accelerated amortization in connection with the impairment of certain customer relationships and a tax charge related to an increase in the valuation allowance on certain deferred tax assets of $8.6 million, or $0.34 per share, which was recorded in accordance with FASB ASC 740, Income Taxes.

        Included in net income for the three months ended March 31, 2011 is a pre-tax charge of $0.7 million, or $0.03 per share, resulting from accelerated depreciation of certain network assets associated with the CSG integration and a pre-tax charge of $0.3 million, or $0.01 per share, for severance. Included in net income for the three months ended December 31, 2011 is a $4.8 million gain, or $0.19 per share, due to the change in the fair value of the contingent consideration related to the acquisition of Cequint, a charge of $0.4 million, or $0.02 per share, related to the impairment of certain capitalized software assets which were identified no longer intended to be utilized for internal development projects, and a charge of $0.5 million, or $0.02 per share, in connection with the impairment of certain customer relationships.

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

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2011, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued its report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears on page 62 of this annual report.

        There have been no changes during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

        Our management, under the supervision and with the participation of our CEO, COO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2011. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, COO, CFO and CAO, concluded that as of December 31, 2011, the Company's disclosure controls and procedures were effective.

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

Item 9B.    Other Information

        None.

 PART III

        Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2012 Annual Meeting (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, the information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

        Set forth below is certain information about our executive officers:

Name	Age	Title
Henry H. Graham, Jr.	61	Chief Executive Officer and Director
Michael Q. Keegan	45	President and Chief Operating Officer
Dennis L. Randolph, Jr.	32	Executive Vice President, Chief Financial Officer and Treasurer
Mark G. Cole	46	Chief Network Officer
Craig E. Conway	47	Chief Technology Officer
Daniel P. Dooley III	46	Executive Vice President & President, Telecommunication Services Division, Transaction Network Services, Inc.
Raymond Low	55	Executive Vice President & President, Payments Division, Transaction Network Services, Inc.
James T. McLaughlin	45	Executive Vice President, General Counsel and Secretary
Alan R. Schwartz	50	Executive Vice President & President, Financial Services Division, Transaction Network Services, Inc.
David A. Neal	39	Chief Accounting Officer & Corporate Controller
Christopher F. Penny	44	Chief Strategy Officer

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

        Michael Q. Keegan has served as our Chief Operating Officer since January 2007 and was appointed President in 2012. Mr. Keegan was our Chief Administrative Officer, General Counsel and Secretary from October 2006 to December 2006. From September 2003 to September 2006, Mr. Keegan was our Executive Vice President, General Counsel and Secretary. From April 2001 to September 2003, Mr. Keegan was our Senior Vice President, General Counsel and Secretary. Prior to joining TNS, Mr. Keegan was the Executive Vice President, General Counsel and Secretary of Internet Partnership Group (US), Inc. Mr. Keegan began his career in New York as a corporate associate at the law firm of LeBoeuf, Lamb, Greene and MacRae, L.L.P. Mr. Keegan has a B.A. from the University of Notre Dame and a J.D. from the University of Virginia School of Law.

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

        Craig E. Conway has served as our Chief Technology Officer since October 2009. Mr. Conway was a principal of CTC, Inc. from April 2009 to October 2009. From October 2007 to April 2009, Mr. Conway was Chief Technology Officer of the Financial Services business of First Data Corporation. From September 2006 to September 2007, Mr. Conway was Senior Vice President and General Manager of Prepaid Services of First Data Corporation. From 2004 to September 2006, Mr. Conway held various positions with First Data Corporation. From 2000 to 2004, Mr. Conway was Senior Vice President of Technology and Operations for Concord EFS, Inc. Mr. Conway has a B.B.A. and M.B.A from Temple University.

        Daniel P. Dooley III has served as our Executive Vice President and President of TSD since November 2010. Mr. Dooley was the President of Wholesale Business Unit Sprint Nextel Corporation from July 2009 to November 2010. From April 2008 to July 2009, Mr. Dooley was the President of Sprint's Wireline Business Unit. Mr. Dooley was the Vice President and General Manager of Sprint's International and Wholesale Market form September 2004 to April 2008. From August 1996 to September 2004, Mr. Dooley held various roles within Sprint. Before joining Sprint, Mr. Dooley worked at AT&T Corporation where he held various positions, including Managing Director of AT&T's International Traffic Management Business in Europe, Middle East and Africa. Mr. Dooley has a M.B.A. in Marketing from Fairleigh Dickson University and a B.S. in Marketing from Indiana University—Kelley School of Business.

        Raymond Low has served as our Executive Vice President and President of PSD since October 2009. Mr. Low was our President from October 2006 to September 2009 and President of the International Services Division from January 2006 to September 2006. From April 2001 to December 2005, Mr. Low was Senior Vice President and Managing Director of Transaction Network Services (UK) Ltd. From March 2000 to March 2001, Mr. Low was Senior Vice President and Managing Director of eBusiness International Operations of PSINet, Inc. From September 1998 to February 2000, Mr. Low was Managing Director of Transaction Network Services (UK) Ltd. Before that Mr. Low held several management positions with Imminus Ltd. and HSBC (formerly Midland Bank).

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

        Alan R. Schwartz has served as our Executive Vice President and President of FSD since November 2007. From December 2005 to October 2007, Mr. Schwartz was our Executive Vice President and General Manager of the Financial Services Division. From April 2001 to November 2005, Mr. Schwartz was our Senior Vice President of the Financial Services Division. From November 1999 to April 2001, Mr. Schwartz was the Senior Vice President and General Manager of the Financial Services Division of Transaction Network Services, Inc. From July 1998 to November 1999, Mr. Schwartz was Director of Sales of the Financial Services Division of Transaction Network Services, Inc. Before that, Mr. Schwartz worked in various positions at Datastream International where he was the Vice President and Country Manager (North America) when he left in July 1998. Mr. Schwartz has a M.B.A. from the Leonard N. Stern School of Business at New York University and a B.S. in Business Administration from Boston University.

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

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules

    Schedule II—Valuation of Qualifying Accounts

    All other schedules are omitted because they not applicable

  3.
  Exhibits:

2.1	Asset Purchase Agreement, dated March 2, 2009, by and between Transaction Network Services, Inc. and VeriSign, Inc.(14)
2.2	Agreement and Plan of Merger, dated September 8, 2010, by and among TNS, Inc., Thunder Acquisition Corp., Cequint, Inc. and Project Thunder Shareholder Liquidity Trust.(16)
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Form of Amended and Restated Bylaws of the Registrant.(2)
4.2	Form of Amended and Restated Registration Rights Agreement.(1)
4.10	Credit Agreement, dated November 19, 2009, by and among Transaction Network Services, Inc., as borrower, TNS, Inc., as a credit party, and SunTrust Bank, as agent, swing line lender, L/C issuer and a lender, the other financial institutions party thereto, as lenders, SunTrust Robinson Humphrey, Inc., as sole lead arranger and bookrunner.(15)
4.11	First Amendment to Credit Agreement, dated October 1, 2010 by and among Transaction Network Services, Inc., TNS, Inc., the lenders party thereto, and SunTrust Bank.(17)
4.12	Credit Agreement, dated as of February 3, 2012, by and among Transaction Network Services, Inc., as borrower, the Registrant as a credit party, and SunTrust Bank as agent, swing line lender, L/C issuer and a lender, Bank of America, N.A., as syndication agent, JP Morgan Chase Bank, N.A. as documentation agent, the other financial institutions party thereto as lenders, SunTrust Robinson Humphrey, Inc. as joint lead arranger and joint bookrunner, and Merrill Lynch, Pierce Fenner & Smith Incorporated as joint lead arranger and joint borrower.(21)
We are a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of TNS, Inc. and its subsidiaries on a consolidated basis. We agree to furnish a copy of each such instrument to the Commission on request.

Materials Contracts
10.1	Deed of Lease dated September 21, 1995 between Transaction Network Services, Inc. and Pond Building, L.L.C., as amended.(1)
10.2	Gross Lease dated December 31, 2002 by and between The Multi-Employer Property Trust and Transaction Network Services, Inc.(1)
10.3	Lease dated April 17, 2000 by and between Tinsley Park Limited, Transaction Network Services, Inc. and Transaction Network Services (UK) Ltd.(1)
10.4	Lease dated September 21, 2005 by and between AJ Bell (PP) Trustees Limited, Raymond Low, Martin Peter Milner, Carolyn Joy MacMillan and Transaction Network Services (UK) Limited.(6)
Management Contracts and Compensatory Plans
10.8	TNS Holdings, Inc. 2001 Founders' Stock Option Plan.(1)
10.9	Form of TNS, Inc. Amended and Restated 2004 Long-Term Incentive Plan.(7)
10.10	2006 Annual Incentive Plan.(8)
10.11	2006 Executive Long-Term Incentive Plan.(8)
10.15	Management Agreement between Transaction Network Services, Inc. and Alan R. Schwartz.(1)
10.18	Form of Indemnification Agreement between the Registrant and its directors and executive officers.(1)
10.21	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Henry H. Graham, Jr.(9)
10.22	Amendment No. 1 to Employment Agreement, dated effective as of January 1, 2010, by and among the Registrant, Transaction Network Services, Inc. and Henry H. Graham, Jr.(18)
10.23	Employment Agreement, dated as of November 29, 2010, by and among the Registrant, Transaction Network Services, Inc. and Daniel P. Dooley III.(20)
10.25	Employment Agreement, dated as of March 10, 2006, by and among the Registrant, Transaction Network Services, Inc. and Michael Q. Keegan.(9)
10.26	Amendment No. 1 to Employment Agreement, dated effective as of January 1, 2010, by and among the Registrant, Transaction Network Services, Inc. and Michael Q. Keegan.(19)
10.26	Service Agreement, dated May 9, 2006, by and between Transaction Network Services (UK) Limited and Raymond Low.(9)
10.28	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Dennis L. Randolph, Jr.(10)
10.29	Employment Agreement, dated as of January 8, 2007, by and among the Registrant, Transaction Network Services, Inc., and James McLaughlin(11)
10.31	Employment Agreement, dated as of August 2, 2007, by and among the Registrant, Transaction Network Services, Inc. and Mark G. Cole(12)
10.32	2007 Annual Incentive Plan(13)
10.33	2007 Executive Long-Term Incentive Plan(13)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification—Chief Executive Officer.
31.2	Certification—Chief Financial Officer.
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer.
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements, tagged as blocks of text

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

(16)
Incorporated by reference to Exhibit 2.1 to Registrant's current report on Form 8-K filed September 14, 2010.

(17)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed October 5, 2010.

(18)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed May 20, 2010.

(19)
Incorporated by reference to Exhibit 10.2 to Registrant's current report on Form 8-K filed May 20, 2010.

(20)
Incorporated by reference to corresponding Exhibit 10.23 to Registrant's quarterly report on Form 10-Q filed May 6, 2011.

(21)
Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed February 6, 2012.
(b)
Financial Statement Schedules.

TNS, INC.

Schedule II—Valuation and Qualifying Accounts

	Additions
	Balance at beginning of period	Charged to costs and expenses	Reserves related to purchased entities	Deductions	Balance at end of period
			(in thousands)
For the year ended December 31, 2011:
Allowance for doubtful accounts	$3,977	$726	$—	$(421)	$4,282
For the year ended December 31, 2010:
Allowance for doubtful accounts	$6,013	$(213)	$—	$(1,823)	$3,977
For the year ended December 31, 2009:
Allowance for doubtful accounts	$3,631	$2,278	$2,309	$(2,205)	$6,013

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc. (Registrant)
Date: March 13, 2012	By:	/s/ HENRY H. GRAHAM, JR. Henry H. Graham, Jr. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2012:

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

REQUIRED CERTIFICATIONS

        The Company has included as Exhibits 31.1 and 31.2 to its Annual Report on Form 10-K for fiscal year 2011 filed with the Securities and Exchange Commission certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company's public disclosure, and the Company has submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards.