Form 10-Q
period 2012-03-31
TNS INC
filed 2012-05-04
CIK 1268671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Shares Outstanding as of April 30, 2012

24,452,441 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

TNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,937	$39,298
Accounts receivable, net of allowance for doubtful accounts of $4,282 and $4,225 respectively	94,366	92,527
Prepaid expenses	10,101	12,110
Inventory	2,908	2,317
Other current assets	6,358	6,405
Total current assets	146,670	152,657
Property and equipment, net	141,662	141,967
Identifiable intangible assets, net	266,094	256,766
Goodwill	36,761	36,990
Deferred tax assets, net	2,163	2,244
Other assets	8,418	9,273
Total assets	$601,768	$599,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$67,834	$62,221
Deferred revenue	11,607	12,133
Current portion of long-term debt, net of discount	17,871	10,937
Total current liabilities	97,312	85,291
Long-term debt, net of current portion and discount	352,358	361,883
Deferred tax liabilities	1,562	1,562
Contingent consideration	30,487	31,142
Other liabilities	5,452	5,819
Total liabilities	487,171	485,697
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,732,645 shares issued and 24,309,682 shares outstanding and 24,448,893 shares issued and 24,429,479 shares outstanding, respectively	27	24
Treasury stock, 1,422,963 shares and 19,414 shares, respectively	(24,662)	(368)
Additional paid-in capital	162,151	138,851
Accumulated deficit	(17,243)	(21,095)
Accumulated other comprehensive loss	(5,676)	(3,212)
Total stockholders’ equity	114,597	114,200
Total liabilities and stockholders’ equity	$601,768	$599,897

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2011	2012
Revenues	$133,040	$138,786
Operating expenses:
Cost of network services, exclusive of the items shown separately below	67,596	71,609
Engineering and development	10,649	10,987
Selling, general, and administrative	23,844	25,426
Contingent consideration fair value adjustment	(124)	655
Depreciation and amortization of property and equipment	11,548	12,620
Amortization of intangible assets	10,064	9,436
Total operating expenses	123,577	130,733
Operating income	9,463	8,053
Interest expense	(6,610)	(10,081)
Interest income	91	42
Other expense, net	(1,121)	(388)
Income (loss) from continuing operations before income tax provision	1,823	(2,374)
Income tax provision	(644)	(1,478)
Income (loss) from continuing operations	1,179	(3,852)
Loss from discontinued operations, net of income taxes	(473)	—
Net income (loss)	$706	$(3,852)
Basic
Continuing operations	$0.05	$(0.16)
Discontinued operations	(0.02)	—
Basic net income (loss) per common share	$0.03	$(0.16)
Diluted
Continuing operations	$0.05	$(0.16)
Discontinued operations	(0.02)	—
Diluted net income (loss) per common share	$0.03	$(0.16)
Basic weighted average common shares outstanding	25,454,836	24,396,581
Diluted weighted average common shares outstanding	25,696,949	24,396,581

Comprehensive income (loss)	$4,673	$(1,388)

See accompanying notes to condensed consolidated financial statements (unaudited).

TNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$706	$(3,852)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	11,548	12,620
Amortization of intangibles	10,064	9,436
Deferred income tax (benefit) provision	(42)	261
Amortization of deferred financing costs	528	391
Loss on debt modification	—	5,477
Contingent consideration fair value adjustment	(124)	655
Stock compensation expense	1,162	1,946
Changes in operating assets and liabilities:
Accounts receivable, net	3,520	3,055
Prepaid expenses and other current assets	(3,440)	(1,288)
Other noncurrent assets	(766)	(332)
Accounts payable and accrued expenses	(3,017)	(6,659)
Deferred revenue	1,080	314
Other noncurrent liabilities	(291)	902
Net cash provided by operating activities:	20,928	22,926
Cash flows from investing activities:
Purchases of property and equipment	(9,197)	(12,204)
Net cash used in investing activities:	(9,197)	(12,204)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing fees of $6,265	—	368,756
Repayments of long-term debt	(19,688)	(373,120)
Proceeds from stock option exercises, inclusive of tax benefit	9	80
Purchase of treasury stock	(1,115)	(1,032)
Net cash used in financing activities:	(20,794)	(5,316)
Effect of exchange rates on cash and cash equivalents	2,717	955
Net (decrease) increase in cash and cash equivalents	(6,346)	6,361
Cash and cash equivalents, beginning of period	56,689	32,937
Cash and cash equivalents, end of period	$50,343	$39,298
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,222	$6,173
Cash paid for income taxes	$44	$649

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Business Description

TNS, Inc. (TNS or the Company) is a leading global provider of data communications and interoperability solutions. TNS’s global secure network and innovative value added services enable transactions and the exchange of information between many of the world’s leading retailers, banks, payment processors, financial institutions and telecommunication firms.

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

Telecommunication Services

TNS’s telecommunication services division (TSD) provides innovative communications infrastructure services to fixed, mobile, broadband and Voice over IP (VoIP) operators around the world. TNS collaborates with customers, sharing expertise, resources and infrastructure to leverage rapidly evolving technologies. TNS’s suite of services includes the largest independent SS7 network in North America, intelligent database and registry services, identity and verification services and hosted roaming and clearing solutions that simplify the customers’ operations, expand their reach and provide a foundation that helps them facilitate their profitability.

Payment Services

TNS’s payment services division (PSD) delivers a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world’s leading banks, retailers, Independent Sales Organizations (ISOs), transaction processors, automated teller machine (ATM) deployers, card schemes, and alternative payment providers. TNS’ Payment Card Industry Data Security Standard (PCI DSS) certified global backbone network and multi-channel payment gateways securely deliver billions of card present and card not present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that TNS provides around the world.

Financial Services

TNS’s financial services division (FSD) provides data communications services to the financial services community in support of the Financial Information eXchange (FIX) messaging protocol and other transaction-oriented trading applications. As one of the industry’s leading electronic connectivity solutions, TNS’ Secure Trading Extranet brings together an extensive global financial community of interest and delivers mission-critical low latency connectivity solutions to some of the largest and most prominent financial organizations in the world to support direct market access, algorithmic trading and market data distribution. Organizations utilizing our network can benefit from a range of value added services, including co-location and hosting services, interoffice wide area network (WAN) solutions and connectivity to the Company’s large community of interest.

Capital Structure

During the three months ended March 31, 2012, the Company issued 5,697 shares of common stock following the exercise of stock options and 170,981 shares of common stock following the vesting of restricted stock units, of which 56,881 shares were surrendered by employees to the Company to satisfy payroll tax withholding obligations which the Company has retained as treasury shares.  During the three months ended March 31, 2011, the Company issued 694 shares of common stock following the exercise of stock options and 158,728 shares of common stock following the vesting of restricted stock units, of which 53,631 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.

On September 1, 2010, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of the Company’s common stock over the period ending March 31, 2012. The Company commenced repurchasing shares on October 1, 2010 and as of March 31, 2012 had repurchased 2,434,201 shares for a total cost of $43.1 million. These repurchased shares were bought by the Company as treasury shares.

The Company retired 1,206,462 and 1,460,430 treasury shares during the three months ended March 31, 2011 and 2012, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of the ATM processing assets in Canada as discontinued operations. These assets were divested on August 31, 2011. See the discussion of discontinued operations in Note 3.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited condensed consolidated financial statements and condensed notes be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 14, 2012, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2011.

Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the period ended March 31, 2012, except for the recent accounting pronouncements adopted as of January 1, 2012 and discussed below.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, which amends Accounting Standards Codification (ASC) topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements required by GAAP. This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Implementation of this standard is effective during the interim and annuals periods in the first fiscal year beginning after December 15, 2011. Effective January 1, 2012, the Company adopted ASU 2011-04, which included additional fair value disclosure to the notes of the financial statements. However, the adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance was adopted on January 1, 2012 and is reflected in our financial statement presentation of comprehensive income for the periods ending March 31, 2011 and 2012. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred indefinitely.

2. Acquisition

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

(2)                  Defined in the Merger Agreement as the Monthly Gross Margin for such month, less any direct research and development (including capitalized research and development), sales, marketing, finance, operations and indirect costs (including costs allocated to Cequint) incurred in connection with Cequint’s products and services for such month.

For further details in relation to the Agreement and Plan of Merger, please refer to the Form 8-K filed by the Company on September 14, 2010.

As of the acquisition date, the Company recorded a liability of $31.8 million representing the estimated fair value of the contingent purchase consideration of $52.5 million based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones as described below.

The potential $10.0 million of performance payments are recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs are treated as compensation expense and are included in operating expenses in the Company’s consolidated statements of comprehensive income. In June 2011, the Earn-Out period commenced. During the three months ended March 31, 2012, $0.2 million compensation expense has been included in selling, general, and administrative expense in the Company’s consolidated statements of comprehensive income.

During the three months ended March 31, 2012, Cequint contributed revenue of $3.2 million and a net loss of $2.0 million. During the three months ended March 31, 2011, Cequint contributed revenue of $2.6 million and a net loss of $0.9 million. As of March 31, 2011 the Earnout period for Cequint had not commenced. The net loss for both periods does not include any allocation of shared operational or administrative costs. These amounts have been included in the Company’s consolidated statements of comprehensive income for the three months ended March 31, 2011 and 2012.

Change in Fair Value of Contingent Consideration. The contingent consideration liability is re-measured each reporting period and changes in the fair market value are recorded under the contingent consideration fair value adjustment item in the Company’s condensed consolidated statements of comprehensive income. As significant unobservable inputs are necessary, the fair value of the contingent consideration is classified accordingly as Level 3 within the fair value hierarchy prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

The Company estimates the fair value of the contingent consideration liability based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones described above. The significant unobservable inputs include adoption and churn rates for Cequint’s caller ID products and services at expected retail prices, probabilities assigned to each scenario, and risk-adjusted discount rates. These inputs involve management estimates and assumptions determined based on historical results, independent market studies, mobile operators’ projections, wireline caller ID results, and other relevant factors. Increases or decreases in the fair value of the contingent consideration liability result from changes in discount periods and rates, and changes in the timing and likely achievement of the relevant milestones. As higher probabilities are assigned to scenarios with significantly greater (lesser) adoption rates, there is a significant resulting increase (decrease) in the expected likelihood of milestone achievement as well as the fair value of the contingent consideration liability. The ranges of risk-adjusted discount rates and probability of milestone achievement within the Earn-Out Period are summarized below:

Milestone	Probability of Milestone Payment	Risk-Adjusted Discount Rate
Milestone 1	100%	3.24%
Milestone 2	90%	8.95%
Milestone 3	60%	18.49%
Milestone 4	20%	33.24%

The following table summarizes the change in the fair value of the contingent consideration liability for the three months ended March 31, 2011 and 2012, respectively (in thousands):

	Three months ended March 31,
	2011	2012
Change in Fair Value:
Fair value, beginning of period	$33,594	$30,487
Milestone payments	—	—
Total (gain) expense included in earnings	(124)	655
Fair value, end of period	$33,470	$31,142

3. Discontinued Operations

On August 31, 2011, the Company divested its ATM processing assets in Canada for a sale price of $1.  Upon closing of the transaction, the Company recorded a loss on the sale of this business of $27,000.  Management made the decision to divest this business in order to focus the Company’s resources more on its network services offerings in Canada and investments in its payment gateway initiatives.  In accordance with FASB ASC 205, Presentation of Financial Statements, the results of the ATM processing business in Canada are reported as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for all periods presented.

The key components of loss from discontinued operations related to the ATM processing business in Canada were as follows (in thousands):

Three months ended March 31,
2011

Net Sales	$622
Operating expenses	1,095
Loss before taxes	(473)
Income tax expense	—
Loss from discontinued operations, net of income taxes	$(473)

4. Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2011	March 31, 2012
Revolving credit facility	$34,370	$25,000
Term Loan	338,750	350,000
Total credit facility outstanding	373,120	375,000
Unamortized discount	(2,891)	(2,180)
Total	370,229	372,820
Less: Current portion, net of discount	(17,871)	(10,937)
Long-term portion	$352,358	$361,883

November 2009 Credit Facility

On November 19, 2009 the Company entered into a secured credit facility (the November 2009 Credit Facility). The November 2009 Credit Facility initially consisted of a senior secured term loan facility in an aggregate principal amount of $325 million (the “Term Facility”) and a senior secured revolving credit facility in an aggregate principal amount of $75 million (the “Revolving Facility”). The November 2009 Credit Facility included the option to request additional Term Loan Commitment and Revolving Loan Commitment up to an aggregate amount of $100 million (the accordion feature) with the aggregate of any new Revolving Loan Commitment not exceeding $50 million.

On October 1, 2010 the Company entered into an amendment related to the November 2009 Credit Facility in connection with the closing of the acquisition of Cequint, Inc. (see Note 2). The amendment provided for a new term loan in an aggregate principal amount of $50 million (the “Incremental Term Loan”), an increase to the existing Revolving Facility by an aggregate principal amount of $25 million to a total of $100 million and amends certain debt covenants and restricted payments baskets including those related to share repurchases and acquisitions. The Incremental Term Loan was incurred to finance the purchase price for the acquisition, to pay fees, costs and expenses relating to the acquisition and for working capital purposes.

Payments on the Term Facility and Incremental Term Loan were due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan were applied as directed by the Company. Interest on the outstanding balances under the term loan facilities was payable, at our option, at a rate equal to the higher of the prime rate announced by Suntrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points. The outstanding balance on the Revolving Facility was due on November 18, 2014. In February 2011, the Company made voluntary repayments of $15 million on the Revolving Facility. In June 2011, the Company made voluntary prepayments of $10 million on the Term Loan.

February 2012 Credit Facility

On February 3, 2012 the Company completed a refinancing of the November 2009 Credit Facility (the February 2012 Credit Facility), principally to take advantage of a more favorable interest rate environment. The February 2012 Credit Facility is comprised of a fully funded $350 million five-year term loan (the “Term Facility”) and a $100 million, five-year revolving credit facility (the “Revolving Facility”), under which $25 million was drawn at closing. The Company used the proceeds from the February 2012 Credit Facility and cash of $4.7 million to repay the balance of all amounts outstanding under the November 2009 Credit Facility, including the term debt and revolver balance at date of refinancing of $373.1 million and $0.4 million of accrued interest, as well as to pay associated fees and expenses of approximately $6.3 million.

In accordance with the modifications and extinguishments requirements of FASB ASC 470, Debt, the Company recorded pre-tax losses of approximately $5.5 million which are classified in interest expense in the accompanying condensed consolidated statement of comprehensive income for the three months ended March 31, 2012. Of the total amount recorded, $3.6 million resulted from the write-off of unamortized financing costs and debt discount which were previously deferred and related to the November 2009 Credit Facility. On closing of the February 2012 Credit Facility, the Company incurred approximately $6.3 million in financing costs. The Company deferred $4.4 million which is being amortized using the effective interest method over the life of the February 2012 Credit Facility. The remaining $1.9 million of fees incurred were expensed and classified as interest expense.

At March 31, 2012, borrowing availability under the Revolving Facility was $74.6 million taking into consideration the principal amount outstanding of $25 million and letter of credit obligations of $0.4 million.

Payments on the Term Facility are due in quarterly installments over the term beginning June 30, 2012, with the remainder payable on February 2, 2017. Voluntary prepayments on the Term Facility are applied as directed by the Company. The outstanding balance on the Revolving Facility is due on February 2, 2017.  The terms of the February 2012 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million. The Company is permitted to repay borrowings under the February 2012 Credit Facility at any time in whole or in part without premium or penalty.

The total scheduled remaining payments, which includes the Incremental Term Loan and additional amounts borrowed from the Revolving Facility under the February 2012 Credit Facility are as follows (in thousands):

2012	$6,563
2013	17,500
2014	17,500
2015	26,250
2016	26,250
Thereafter	280,937
Total	$375,000

In accordance with FASB ASC 820, Fair Value Measurement, the fair value of the long-term debt balance is based on Level 2 inputs in the fair value hierarchy. Level 2 inputs are defined as observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The fair value of the Company’s long-term debt is based upon quoted market prices for similar issuances of the same maturity, giving consideration to observable market-based inputs such as quality, interest rates, and other characteristics. As of March 31, 2012 and December 31, 2011, the Company believes the carrying amount of its long-term debt approximates its fair value due to the fact that the variable interest rate of the debt approximates a market rate.

Borrowings under the February 2012 Credit Facility (other than swing line loans) bear interest, at our option, at (i) the LIBOR rate, plus an applicable margin, or (ii) the “Index Rate,” which is defined as the highest of the prime rate announced by SunTrust Bank, the federal funds rate plus 0.50% per annum or the one-month LIBOR rate plus 1% per annum, plus an applicable margin.  All swing line loans bear interest at the Index Rate, plus an applicable margin. There is no LIBOR floor in the February 2012 Credit Facility. Interest payments on the February 2012 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company’s leverage ratio are as follows:

Leverage Ratio	Applicable Level	Applicable LIBOR Margin	Applicable Index Margin
> 2.75	Level I	3.00%	2.00%
> 2.00 and < 2.75	Level II	2.75%	1.75%
< 2.00	Level III	2.50%	1.50%

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

The terms of the February 2012 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of March 31, 2012, the Company is required to maintain a leverage ratio of less than 3.5 to 1.0. The company’s leverage ratio as of March 31, 2012 was 2.6 to 1.0 (Level II). The maximum leverage ratio declines over the term of the February 2012 Credit Facility. The Company is also required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company’s consolidated fixed charge coverage ratio as of March 31, 2012 was 3.3 to 1.0. The February 2012 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates.  Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the February 2012 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The February 2012 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

5. Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 requires equity-classified stock-based awards to employees be measured at fair value on the grant date and expensed over the requisite service period.

Stock-based compensation expense has been included in the following categories in the accompanying condensed consolidated statements of comprehensive income (in thousands):

	Three months ended March 31,
	2011	2012
Cost of network services	$133	$184
Engineering and development	280	281
Selling, general and administrative	749	1,481
Total	$1,162	$1,946

As of March 31, 2012, there was a total of $17.6 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended March 31, 2012 the Company granted 373,566 stock options and 23,540 restricted stock units at a weighted average estimated fair value of $9.29 and $18.86, respectively. During the three months ended March 31, 2011 the Company granted 178,400 restricted stock units at a weighted average estimated fair value of $18.43.  As of March 31, 2012, there was a total of $13.5 million of unrecognized compensation expense related to these awards, which is included in the $17.6 million total unrecognized compensation cost mentioned above.

Performance-Based Awards

Performance-based awards are generally tied to the Company’s performance against pre-established targets over a specified period of time, generally two years. The Company uses the market price of the Company’s stock on the date of grant to determine the fair value of any performance-based restricted stock units. Performance-based awards are also subject to vesting requirements, and generally vest in two equal installments following the completion of the performance period. Compensation cost is based on the expected payout level that will be achieved and is adjusted in subsequent periods as changes in the estimates occur until the performance criteria have been satisfied. The Company recognizes compensation cost on these performance based awards using an accelerated attribution method.

In July 2011, the Company made certain long-term performance-based stock compensation awards (the 2011 Equity Performance Awards). The 2011 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company’s 2011 Equity Performance Awards, assuming that the target payout level was achieved, would be 129,537 restricted stock units.  As of March 31, 2012, based on projected achievement levels, we expect 85%, or 109,383 shares, of the target payout to be issued. The weighted average fair value of restricted stock units was $15.24 at the date of grant. As of March 31, 2012, there was a total of $1.1 million of unrecognized compensation expense related to these performance based awards which is included in the $17.6 million total unrecognized compensation cost mentioned above.

In February 2012, the Company made certain long-term performance-based stock compensation awards (the 2012 Equity Performance Awards). The 2012 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. The total number of awards that would be issued under the Company’s 2012 Equity Performance Awards, assuming that the target payout level was achieved, would be 172,608 restricted stock units. The weighted average fair value of restricted stock units was $18.33 at the date of grant. As of March 31, 2012, there was a total of $3.0 million of unrecognized compensation expense related to these performance based awards which is included in the $17.6 million total unrecognized compensation cost mentioned above.

6. Income Taxes

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

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 of (62.3%) and 34.3%, respectively, differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2011.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended March 31,
	2011	2012
Net income (loss)	$706	$(3,852)
Foreign currency translation adjustments	3,967	2,464
Total comprehensive income (loss)	$4,673	$(1,388)

8. Net Income (Loss) Per Common Share

FASB ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. As of March 31, 2012, 2.6 million potentially dilutive options and awards were not included in the computation of diluted loss per common share due to the anti-dilutive impact of these shares as a result of the net loss for the three months ended March 31, 2012. As of March 31, 2011, the treasury stock effect of options to purchase 0.6 million outstanding shares of common stock were excluded from the computation of diluted net income per common share for the three months ended March 31, 2011 as their effect would have been anti-dilutive.

The Company’s basic and diluted earnings per common share are presented below (in thousands except share and per share data).

	Three months ended March 31,
	2011	2012

Income (loss) from continuing operations	$1,179	$(3,852)
Loss from discontinued operations	(473)	—
Net income (loss)	$706	$(3,852)
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,454,836	24,396,581
Treasury stock effect of outstanding options to purchase	152,634	—
Treasury stock effect of unvested restricted stock units	89,479	—
Diluted weighted average common shares outstanding	25,696,949	24,396,581
Net income (loss) per common share:
Basic
Continuing Operations	$0.05	$(0.16)
Discontinued Operations	(0.02)	—
Basic net income (loss) per common share	$0.03	$(0.16)
Diluted
Continuing Operations	$0.05	$(0.16)
Discontinued Operations	(0.02)	—
Diluted net income (loss) per common share	$0.03	$(0.16)

9. Segment Information

The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the condensed consolidated financial results. The Company’s management evaluates revenues for three business divisions: telecommunication services, payment services and financial services.

Revenue for the Company’s three business divisions is presented below (in thousands):

	Three months ended March 31,
	2011	2012
Revenues:
Telecommunication services	$68,439	$71,747
Payment services	47,985	50,642
Financial services	16,616	16,397
Total revenues	$133,040	$138,786

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the condensed consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 14, 2012 and available directly from the SEC at www.sec.gov and the condensed consolidated financial statements and the related condensed notes of TNS, Inc., included elsewhere in this quarterly report.

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, forecasts and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward-looking statements. The Company has attempted, whenever possible, to identify these forward-looking statements using words such as “may,” “will,” “should,” “projects,” “estimates,” “expects,” “plans,” “intends,” “anticipates,” “believes,” and variations of these words and similar expressions. Similarly, statements herein that describe the Company’s business strategy, prospects, opportunities, outlook, objectives, plans, intentions or goals are also forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including: the Company’s reliance upon a small number of customers for a significant portion of its revenue; competitive factors such as pricing pressures; increases in the prices charged by telecommunication providers for services used by the Company; the Company’s ability to grow its business domestically and internationally by generating greater transaction volumes, longer than expected sales cycles, customer delays in migration, acquiring new customers or developing new service offerings; fluctuations in the Company’s quarterly results because of the seasonal nature of the business and other factors outside of the Company’s control, including fluctuations in foreign exchange rates and the continuing impact of the current economic conditions; the Company’s ability to identify, execute or effectively integrate acquisitions; uncertainties related to the updated international tax planning strategy implemented by the Company; the Company’s ability to adapt to changing technology; the Company’s ability to refinance its senior secured credit facility and its ability to borrow funds in amounts sufficient to enable it to service its debt or meet its working capital and capital expenditure requirements; additional costs related to compliance with any regulatory changes such as Securities and Exchange Commission (SEC) rule changes or other corporate governance issues; and other risk factors described in the Company’s annual report on Form 10-K filed with the SEC on March 14, 2012. In addition, the statements in this quarterly report are made as of the date of this filing. The Company expects that subsequent events or developments will cause its views to change. The Company undertakes no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this filing. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Securities Exchange Act.

Business Overview

TNS is an international data communications company which provides networking, managed connectivity, data communications and value added services to many of the world’s leading telecommunication firms, retailers, banks, payment processors and financial institutions. Our services enable secure and reliable transmission of time-sensitive data critical to our customers’ operations. Our customers outsource their data communications requirements to us because of our substantial expertise, comprehensive customer support and cost-effective services. We provide services to customers in the United States and increasingly to international customers in more than 60 countries including Canada and Mexico and countries in Europe, Latin America and the Asia-Pacific region.

We provide services through our data network, which is designed specifically for data-oriented applications and incorporates multi-protocol label switching, or MPLS, based topology. Our network supports a variety of widely accepted communications’ protocols and is designed to be scalable, interoperable and accessible by multiple methods, including broadband, dedicated, dial-up, wireless and internet connections.

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

• Payment services.  We deliver a broad portfolio of secure and resilient transaction delivery services as well as innovative value added solutions to many of the world’s top banks, retailers, ISOs, transaction processors, ATM deployers, card schemes, and alternative payment providers. Our PCI DSS certified global backbone network and range of payment gateways securely deliver billions of card-present and card-not-present transactions each year from the Point-of-Sale (POS) to their destination. Protocol/message conversion, ATM and POS processing, payment encryption and file settlement form part of the comprehensive payment solutions that we provide around the world.

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

Our most significant expense is cost of network services, which is comprised primarily of the following: telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges; salaries and other costs related to supporting our data platforms and systems; and compensation paid to providers of calling name and line information database records. The cost of data transmission is based on a contract, or in the United States potentially a tariff rate per minute of usage in addition to a prescribed rate per transaction for some vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of accessing database records from external providers is based on a per query fee for the use of that data. The compensation charges paid to providers of calling name and line information database records are based on a percentage of query revenue generated from our customers accessing those records. Depreciation expense on our network equipment amortization of capitalized software and amortization of developed technology is excluded from our cost of network services and is included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of comprehensive income.

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

Acquisition

On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010 (see Note 2). The purchase price, following working capital adjustments, included an initial payment of $50.0 million, consisting of $46.9 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is probable to be earned, it will be included in operating expenses in our condensed consolidated statements of comprehensive income. We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature of our November 2009 Credit Facility. See Note 4.

Cequint provides carrier grade caller identification products and enhanced services to top U.S.-based mobile operators. We have integrated Cequint into our telecommunication services division. This acquisition has been accounted for as a business combination under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations.

Divestiture

On August 31, 2011, we divested our ATM processing assets in Canada for a sale price of $1. Upon closing of the transaction, we recorded a loss on the sale of this business of $27,000. Management made the decision to divest this business in order to focus our resources more on our network services offerings in Canada and investments in our payment gateway initiatives. In accordance with FASB ASC 205, Presentation of Financial Statements, we have reported the results of our ATM processing business in Canada as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for all periods presented. See Note 3.

Share Repurchase Plan

On September 1, 2010, the Company’s Board of Directors authorized a share repurchase program of up to $50 million of the Company’s common stock over the period ending March 31, 2012. The Company repurchased 2,434,201 shares for a total cost of $43.1 million under this share repurchase program.

Results of Operations

The following table sets forth, for the periods indicated selected statements of comprehensive income data (in thousands):

	Three months ended March 31,
	2011	2012
Revenues	$133,040	$138,786
Operating expenses:
Cost of network services, exclusive of the items shown separately below	67,596	71,609
Engineering and development	10,649	10,987
Selling, general, and administrative	23,844	25,426
Contingent consideration fair value adjustment	(124)	655
Depreciation and amortization of property and equipment	11,548	12,620
Amortization of intangible assets	10,064	9,436
Total operating expenses	123,577	130,733
Operating income	9,463	8,053
Interest expense	(6,610)	(10,081)
Interest income	91	42
Other expense, net	(1,121)	(388)
Income (loss) from continuing operations before income tax provision	1,823	(2,374)
Income tax provision	(644)	(1,478)
Income (loss) from continuing operations	1,179	(3,852)
Loss from discontinued operations	(473)	—
Net income (loss)	$706	$(3,852)

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues.  Total revenues increased $5.8 million, or 4.3%, to $138.8 million for the three months ended March 31, 2012, from $133.0 million for the three months ended March 31, 2011. The impact of foreign exchange translation on a year-over-year basis was $0.5 million. Excluding the effect of foreign exchange rates, total revenues increased $6.3 million, or 4.7%, to $139.3 million for the three months ended March 31, 2012.

Telecommunication services division.  Revenues from the telecommunication services division increased $3.3 million, or 4.8%, to $71.7 million for the three months ended March 31, 2012, from $68.4 million for the three months ended March 31, 2011 as follows:

•	Mobile applications (Cequint) revenue increased $0.6 million, or 23.0%, to $3.2 million due primarily from growth in our wireless caller name product that we introduced in the third quarter of 2011.

•

Identity and verification services revenue increased $4.4 million, or 16.0%, to $32.1 million due to $3.7 million primarily from caller name storage contract wins and $1.5 million due to increased demand from existing customers and market share gains in our caller name access business. These were partially offset by decreases of $0.4 million from lower volumes in our legacy fraud and validation services and $0.4 million primarily due to price concessions on the renewal of certain customer contracts.

•

Network services revenue decreased $1.3 million, or 4.7%, to $25.9 million. Included in this decrease was a reduction of $0.5 million of pass-through revenues from regulatory message signaling unit charges. Excluding this decrease, network services revenue decreased $0.8 million, or 3.2%, due to $1.8 million related primarily to price concessions and to a lesser extent to reductions in call signaling routes due primarily to industry consolidation. This was partially offset by increased revenue of $1.0 million due to higher demand for connectivity and signaling services from existing customers.

•	Roaming and clearing revenue increased $1.2 million, or 29.1%, to $5.5 million due primarily to increased demand for data services.

•

Registry services revenue decreased $1.7 million, or 24.7%, to $5.1 million due to $0.8 million related to the expiry in May 2011 of a transition services agreement acquired through the CSG acquisition and $0.9 million due to price concessions on the renewal of certain customer contracts.

Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the products acquired through our purchase of Cequint (see Note 2).  To date in the second quarter of 2012, we have seen a reduction in the number of caller name access queries of wireless data by certain of our wireline caller name access customers. We currently estimate that this may reduce 2012 revenues by $4 million - $5 million.

Payment services division.  Revenues from the payment services division increased $2.6 million, or 5.6%, to $50.6 million for the three months ended March 31, 2012 from $48.0 million for the three months ended March 31, 2011.  The negative effect of foreign currency translation on a year-over-year basis was $0.5 million. Excluding the effect of foreign exchange rates, revenues increased $3.0 million to $51.0 million as follows:

Network services decreased 2.8%, or $1.1 million, to $38.4 million, as follows:

•

Europe: revenue increased $0.3 million, or 1.4%, due to $0.6 million in the UK due to growth in demand for IP-based network services and $0.3 million in market share gains for dial services and IP-based network services, primarily in Holland, Spain and Romania. These increases were partially offset by a $0.6 million decrease in dial-based network services in the UK, France and smaller markets.

•

Asia Pacific: revenue remained flat due to market share gains of $0.4 million as a result of increased demand for our IP-based network services, offset by a decrease of $0.2 million relating to the loss by one customer of a significant portion of its dial business, as previously disclosed, and $0.2 million in lower transaction volumes.

•

North America: revenue decreased $1.3 million, or 9.7%, due to the following: $0.5 million in lower average transaction pricing from the renewal of certain customer contracts in the first half of 2011; $0.4 million as a result of anticipated reductions in dial transaction volumes; and a $0.4 million decrease in equipment sales.

Payment gateway services increased $4.4 million, or 67.7%, to $10.8 million. 2011 amounts have been reclassified to the North American region from the Asia Pacific region to conform to current-period presentation. The increase is due to the following:

•

Europe: our payment gateway revenue in Europe is primarily derived from cardholder present services provided through our UK subsidiary. This revenue increased $0.6 million, or 27.1%, to $2.7 million due primarily to market share gains and to a lesser extent from increases in transaction volumes from existing customers.

•

Asia Pacific: revenue increased $0.6 million, or 19.7%, due to $0.4 million related to the expansion of an existing customer’s contract in the second quarter of 2011, $0.2 million in market share gains in cardholder-not-present services and $0.2 million in increased volumes from existing customers, partially offset by a reduction of $0.3 million in development revenue.

•

North America: revenue increased $3.2 million, or 217.4%, primarily due to $2.0 million related to a new contract arrangement with an existing customer, $0.6 million related to the expansion of an existing customer’s contract in the second quarter of 2011, and $0.6 million of increased demand for cardholder-not-present services.

Payment processing and other services decreased $0.4 million, or 16.4%, to $1.8 million, due primarily to a $0.3 million decrease in development revenue.

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

Financial services division.  Revenues from the financial services division decreased $0.2 million, or 1.3%, to $16.4 million for the three months ended March 31, 2012, from $16.6 million for the three months ended March 31, 2011. The effect of foreign exchange translation on a year-over-year basis was negligible.

Network services revenues decreased due to the following:

•

North America: revenue decreased $1.0 million, or 8.7%. On October 1, 2011, we restructured an agreement with a customer which resulted in a reduction of both revenue and commission payable (which was included in sales, general, and administrative expenses) to this customer by $0.8 million. Excluding this change, revenue decreased $0.2 million, or 1.5%, due to $1.6 million from the loss of endpoints and market data access services believed to be attributable to negative economic factors impacting the financial services industry. This was partially offset by $0.9 million in additional new endpoints and $0.5 million in sales of bandwidth-based services marketed primarily to participants in the foreign exchange community.

•	Europe: revenue increased $0.3 million, or 8.7%, due to market share gains of $0.8 million which were partially offset by $0.5 million related to the loss of endpoints and market data access services.

•	Asia Pacific: revenue increased $0.5 million, or 22.5%, due to the continued expansion of the number of customer endpoints connected to our network.

Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network as well as the success of our new product offerings. During the second half of 2010 and throughout 2011 and into 2012, a number of our equity trading customers, primarily in North America, consolidated the number of connections to other customers on our network resulting in lower average revenue per endpoint.

Cost of network services.  Cost of network services increased $4.0 million, or 5.9%, to $71.6 million for the three months ended March 31, 2012, from $67.6 million for the three months ended March 31, 2011. On a constant dollar basis, cost of network services increased $4.2 million to $71.8 million. This was due to the following increases: $2.4 million due to higher volumes in our telecommunication services division, primarily related to increased demand for our identity and verification services; $1.5 million in shared network, payroll and overhead expense primarily to support our IP network services, roaming and clearing and payment gateway platforms; and $0.5 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific. These increases were partially offset by a decrease of $0.2 million in costs incurred to support the payment services division primarily due to lower transaction volumes in North America.

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

Engineering and development expense.  Engineering and development expense increased $0.4 million, or 3.2%, to $11.0 million for the three months ended March 31, 2012, from $10.6 million for the three months ended March 31, 2011. On a constant dollar basis, engineering and development expense increased $0.3 million, or 3.0%, to $10.9 million, and represented 7.9% and 8.0 % of revenues for the three months ended March 31, 2012 and 2011, respectively. The increase in engineering and development costs was primarily due to the following: $1.9 million in additional headcount related costs and $0.2 million in system maintenance costs to support our payment gateway, verification and IP registry services. This was partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $1.8 million due to increased utilization of current employees and increased headcount to align our resources with our growth initiatives.

Selling, general and administrative expense.  Selling, general and administrative expenses increased $1.6 million, or 6.6%, to $25.4 million for the three months ended March 31, 2012, from $23.8 million for the three months ended March 31, 2011. The increase is due to the following: $1.7 million in variable cash incentive compensation; $0.7 million of stock compensation expense due primarily to performance related share grants; and $0.2 million in milestone compensation expense related to Cequint. These increases were partially offset by a $0.8 million reduction in commission expense to a financial services division customer in connection with the restructuring of their agreement on October 1, 2011 and $0.2 million decrease in maintenance and other costs.

Contingent consideration fair value adjustment.  The contingent consideration fair value adjustment of $0.7 million for the three months ended March 31, 2012, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 2 to the financial statements for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our condensed consolidated statements of comprehensive income.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $1.1 million, or 9.3%, to $12.6 million for the three months ended March 31, 2012, from $11.5 million for the three months ended March 31, 2011. Depreciation and amortization on property and equipment represented 9.0% and 8.6% of revenue for the three months ended March 31, 2012 and 2011, respectively. Included in depreciation expense for the three months ended March 31, 2011 was an accelerated depreciation charge of $0.7 million related to the phasing out of $6.2 million of surplus network assets and software as a result of the integration of the CSG and TNS networks. Excluding the accelerated charges, depreciation and amortization of property and equipment increased $1.8 million due to capital expenditure investments in our growth initiatives, including Cequint.

Amortization of intangible assets.  Amortization of intangible assets decreased $0.7 million, or 6.2%, to $9.4 million for the three months ended March 31, 2012, from $10.1 million due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense increased $3.5 million, or 52.5%, to $10.1 million for the three months ended March 31, 2012 from $6.6 million for the three months ended March 31, 2011. Included in this increase were charges of $5.5 million related to the write-off of debt discount and deferred financing fees following the refinancing of the November 2009 Credit Facility in February 2012. Amortization of deferred financing fees and original issue discount, excluding the write-offs as a result of refinancing, was $0.3 million and $0.5 million, for the three months ended March 31, 2012 and 2011, respectively. Excluding these write-offs and charges, cash interest expense decreased $1.8 million to $4.3 million, primarily due to lower average interest rates from the February 2012 refinancing and to a lesser extent reduced borrowing levels.

Other expense, net.  Other expense was a loss of $0.4 million for the three months ended March 31, 2012 compared to a loss of $1.1 million for the three months ended March 31, 2011. Included in other expense was a loss of approximately $0.5 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro, Japanese Yen, and Australian dollar.

Income tax provision.  For the three months ended March 31, 2012, our income tax provision was approximately $1.5 million compared to $0.6 million for the three months ended March 31, 2011. Our effective tax rate was (62.3)% and 34.3% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes, and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Additional Information

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), adjusted net income and adjusted net income per share. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States. Reconciliations of each of these non-GAAP measures to the corresponding GAAP measure are included elsewhere in this 10-Q.

Adjusted EBITDA is determined by adding the following items to Net Income, the closest GAAP financial measure: loss from discontinued operations, income tax provision, other income (expense), interest expense, depreciation and amortization of property and equipment, amortization of intangibles, change in fair value of contingent consideration, milestone compensation expense and stock compensation expense.

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

We believe that the disclosure of adjusted EBITDA and adjusted net income and related per-share amounts are useful to investors as these non-GAAP measures form the basis of how our management team reviews and considers our operating results. We also rely on adjusted net income as the primary measure of our earnings exclusive of certain non-cash charges. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our company. We also believe these measures can assist investors in comparing our performance to that of other companies on a consistent basis exclusive of selected significant non-cash items.

Adjusted EBITDA, adjusted net income and adjusted net income per share have limitations as analytical tools, and you should not rely upon them or consider them in isolation or as a substitute for GAAP measures, such as net income and other consolidated income or other cash flows statement data prepared in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to other similarly titled measures of other companies. Because of these limitations, adjusted EBITDA, should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted net income and adjusted net income per share also should not be considered as a replacement for, or a measure that should be used or analyzed in lieu of, net income or net income per share. We attempt to compensate for these limitations by relying primarily upon our GAAP results and using adjusted EBITDA, adjusted net income and adjusted net income per share as supplemental information only.

All references to the effect of foreign currency exchange rates on a constant dollar basis were determined by applying the prior year foreign currency rates to the current year results. This information is presented to provide a basis for evaluating operating results excluding the effect of foreign currency fluctuations.

Adjusted net income and related per share amounts, adjusted EBITDA and revenue comparisons at constant exchange rates are not measures prepared in accordance with U.S. GAAP. See Additional Information above for an explanation of management’s use of these non-GAAP measures. The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management (in thousands):

	Three months ended March 31,
	2011	2012
Adjusted EBITDA:
Net income (loss) (GAAP)	$706	$(3,852)
Add back the following items:

Loss on discontinued operations	473	—
Provision for income taxes	644	1,478
Other expense, net	1,121	388
Interest income	(91)	(42)
Interest expense	6,610	10,081
Depreciation and amortization of property and equipment	11,548	12,620
Amortization of intangible assets	10,064	9,436
Contingent consideration fair value adjustment (1)	(124)	655
Earnout milestone compensation(2)	—	240
Stock compensation expense	1,162	1,946
Adjusted EBITDA	$32,113	$32,950

Adjusted Net Income:
Net income (loss) (GAAP)	$706	$(3,852)
Add back the following items:
Loss on discontinued operations	473	—
Provision for income taxes	644	1,478
Amortization of intangible assets	10,064	9,436
Contingent consideration fair value adjustment	(124)	655
Earnout milestone compensation	—	240
Other debt related costs(3)	528	5,869
Stock compensation expense	1,162	1,946
Adjusted Net Income before income taxes	13,453	15,772
Income tax provision at 20%	(2,691)	(3,154)
Adjusted Net Income	$10,762	$12,618
Diluted weighted average common shares outstanding	25,696,949	24,697,166
Adjusted Net Income per common share	$0.42	$0.51

(1)                                  The contingent consideration change in fair value represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. This liability is re-measured each reporting period and changes in the fair value are recorded through this line item in our consolidated statements of comprehensive income. See Note 2.

(2)                                  Earnout milestone compensation represents performance payments which may be payable to certain key personnel in addition to the contingent consideration, based on the achievement of four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is payable, it will be recorded as compensation expense. See Note 2.

(3)                                  Other debt related costs for the three months ended March 31, 2012 represents the amortization of deferred financing costs of $0.4 million and the loss on debt extinguishment of $5.5 million related to the February 2012 Credit Facility refinancing. See Note 4.

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 14, 2012.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations, together with the amounts we are able to borrow under the February 2012 Credit Facility, will be adequate to meet our anticipated needs for the foreseeable future. The covenants in our February 2012 Credit Facility do not, and are not reasonably likely to, limit our ability to pursue strategic acquisitions as part of our growth strategy to a material extent. To the extent that we are not able to fund a strategic acquisition through cash flow from operations or additional amounts that we are able to borrow under our February 2012 Credit Facility, we would need to undertake additional debt or equity financing.

Our operations provided us cash of $22.9 million for the three months ended March 31, 2012, which was attributable to a net loss of $3.9 million, depreciation, amortization and other non-cash charges of $30.8 million and an increase in working capital of $4.0 million. Our operations provided us cash of $20.9 million for the three months ended March 31, 2011, which was attributable to net income of $0.7 million, depreciation, amortization and other non-cash charges of $23.1 million and an increase in working capital of $2.9 million.

We used cash of $12.2 million and $9.2 million in investing activities for the three months ended March 31, 2012, and 2011, respectively, for capital expenditures. Our capital expenditures in 2011 and 2012 are focused on our growth initiatives, including Cequint, our cardholder-not-present gateway, verification services, IP registry and roaming and clearing services.

We used cash of $5.3 million for financing activities for the three months ended March 31, 2012. During the three months ended March 31, 2012, we refinanced our amended November 2009 Credit Facility to take advantage of current interest rates. As a result of the refinancing, we repaid $373.1 million related to the November 2009 Credit Facility and received $368.8 million in proceeds of issuance from the February 2012 Credit Facility. The proceeds include $375.0 million of term debt, reduced by $6.3 million of fees paid to issue the debt. In addition, $1.0 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units. We received $0.1 million from the exercise of employee stock options. We used cash of $20.8 million for financing activities for the three months ended March 31, 2011. This consisted primarily of a $19.7 million repayment on the November 2009 Credit Facility. In addition, $1.1 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units.

A portion of the undistributed earnings of our UK and Irish subsidiaries are not considered indefinitely reinvested, as we do not have specific plans for reinvestment plans of the current and future earnings of these subsidiaries in the foreseeable future. Undistributed earnings of our other international subsidiaries are considered indefinitely reinvested. As of March 31, 2012, approximately $16.3 million of our cash balances were held at international locations for which earnings were considered indefinitely reinvested. We believe that our current plans with respect to the current and future earnings of our UK and Irish subsidiaries, along with our other liquidity sources discussed above, provide sufficient sources of liquidity to finance our domestic operations and support our assertions that the undistributed earnings held by foreign subsidiaries may be considered indefinitely reinvested.

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

Call volumes from business users account for a major percentage of the database access volume of our identity and verification and registry services in our telecommunication services division. As a result, we generally see higher database access volumes on business days as opposed to weekends and holidays.  The volume of these database access volumes is generally greater in the second and third quarters than during the rest of the year.  In addition, the levels of roaming and clearing traffic processed by our mobile operator customers and mobile switch and transport volumes are generally greater in the second and third quarter vacation and travel seasons than during the rest of the year.  We expect that our operating results in the foreseeable future will be significantly affected by seasonal trends in the telecommunications industry.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of March 31, 2012, we had $375.0 million outstanding under our February 2012 Credit Facility with interest rates tied to changes in the lender’s index rate or the LIBOR rate. There is no LIBOR floor in the February 2012 Credit Facility compared to the 2.0% LIBOR floor in the November 2009 Credit Facility. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company’s leverage ratio. Interest payments on the February 2012 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option. At March 31, 2012 the one-month LIBOR rate was 0.24%. Based upon the outstanding borrowings on March 31, 2012 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates could affect our annual interest expense by $3.8 million.

As of March 31, 2012, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We primarily enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended March 31, 2012 and 2011 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2012			2011
			Weighted			Weighted
		% of	Average		% of	Average
	% of	operating	Exchange	% of	operating	Exchange
	Revenue	expenses	Rates	Revenue	expenses	Rates
U.S. Dollar	71%	78%	$1.00	71%	78%	$1.00
British Pound	12%	5%	1.57	12%	5%	1.60
Euro	9%	4%	1.31	9%	4%	1.37
Australian Dollar	5%	6%	1.06	5%	5%	1.01
Other	3%	7%	—	3%	8%	—
Total	100%	100%		100%	100%

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

However, in December 2009 our subsidiary in Ireland entered into a $25.8 million loan agreement with our subsidiary in Bermuda to provide it with the ability of making loans and working capital funding to our subsidiaries. This loan is denominated in U.S. dollars and therefore fluctuations in the euro to the U.S. dollar exchange rate were recorded as revaluation gains or losses in our income statement prior to January 1, 2011. Beginning January 1, 2011, we no longer intend to settle this specific loan amount for the foreseeable future, and as such in accordance with ASC 830, Foreign Currency Matters, from this date, fluctuations in the euro to the U.S. dollar exchange rates are recorded to other comprehensive income.

In addition, beginning January 1, 2012, we no longer intend to settle a portion of an existing U.S. dollar denominated intercompany loan balance between our Irish and Australian subsidiaries.  This $16.7 million balance relates to amounts advanced by our subsidiary in Ireland to fund our card-not-present development activities in Australia. As of January 1, 2012, we have permanently reinvested the loan between Ireland and Australia.  Therefore, in accordance with ASC 830, Foreign Currency Matters, fluctuations in the Australian dollar to the Euro exchange rates will be recorded to other comprehensive income beginning in 2012.

For the three and three months ended March 31, 2011 and 2012, we recorded a loss on foreign currency revaluation of $1.1 million and $0.5 million, respectively, which is included in other income (expense) in the accompanying condensed consolidated statements of comprehensive income.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Controls

There have been no changes during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases by Transaction Network Services, Inc. of shares of its common stock on a monthly basis during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

1/11/12-1/31/12	37,467	$17.75
2/1/21-2/29/12	19,414	18.94

Total	56,881	$17.93

(1)          There were no shares purchased as part of the publicly announced repurchase program during the quarter ended March 31, 2012. The activity in this column reflects 56,881 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended March 31, 2012.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(10.1)

Credit Agreement, dated as of February 3, 2012, by and among Transaction Network Services, Inc., as borrower, the Registrant as a credit party, and SunTrust Bank as agent, swing line lender, L/C issuer and a lender, Bank of America, N.A., as syndication agent, JP Morgan Chase Bank, N.A. as documentation agent, the other financial institutions party thereto as lenders, SunTrust Robinson Humphrey, Inc. as joint lead arranger and joint bookrunner, and Merrill Lynch, Pierce Fenner & Smith Incorporated as joint lead arranger and joint borrower.  *

(10.2)	TNS, Inc. Executive Severance Benefit Plan **

(10.3)	Amendment No. 2 to Employment Agreement between the Company and Henry H. Graham, Jr. **

(10.4)	Amendment No. 2 to Employment Agreement between the Company and Michael Q. Keegan **

(10.5)	Amendment No. 2 to Employment Agreement between the Company and Dennis L. Randolph, Jr. **

(10.6)	Amendment No. 1 to Employment Agreement between the Company and Daniel P. Dooley III **

(10.7)	Amendment No. 2 to Employment Agreement between the Company and James T. McLaughlin

(10.8)	Amendment No. 2 to Employment Agreement between the Company and Mark Cole.

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

(101)

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) notes to these condensed consolidated financial statements, tagged as blocks of text

* Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2012

** Incorporated by reference to Exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: May 3, 2012	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Executive Officer

Date: May 3, 2012	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr. Executive Vice President, Chief
Financial Officer & Treasurer