Form 10-Q
period 2012-06-30
TNS INC
filed 2012-08-08
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Shares Outstanding as of July 30, 2012

24,518,099 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

TNS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,937	$21,998
Accounts receivable, net of allowance for doubtful accounts of $4,282 and $3,766, respectively	94,366	100,203
Prepaid expenses	10,101	13,303
Inventory	2,908	2,921
Other current assets	6,358	6,371
Total current assets	146,670	144,796
Property and equipment, net	141,662	138,966
Identifiable intangible assets, net	266,094	247,293
Goodwill	36,761	36,785
Deferred tax assets, net	2,163	2,043
Other assets	8,418	10,381
Total assets	$601,768	$580,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$67,834	$60,681
Deferred revenue	11,607	12,067
Current portion of long-term debt, net of discount	17,871	—
Total current liabilities	97,312	72,748
Long-term debt, net of current portion and discount	352,358	353,018
Deferred tax liabilities	1,562	1,468
Contingent consideration	30,487	31,338
Other liabilities	5,452	6,025
Total liabilities	487,171	464,597
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,732,645 shares issued and 24,309,682 shares outstanding and 24,512,279 shares issued and 24,476,202 shares outstanding, respectively	27	25
Treasury stock, 1,422,963 shares and 36,077 shares, respectively	(24,662)	(717)
Additional paid-in capital	162,151	141,273
Accumulated deficit	(17,243)	(18,779)
Accumulated other comprehensive loss	(5,676)	(6,135)
Total stockholders’ equity	114,597	115,667
Total liabilities and stockholders’ equity	$601,768	$580,264

See accompanying notes to consolidated financial statements (unaudited).

TNS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Revenues	$141,636	$136,902	$274,676	$275,688
Operating expenses:
Cost of network services, exclusive of the items shown separately below	71,237	71,919	138,833	143,528
Engineering and development	11,692	10,937	22,341	21,924
Selling, general, and administrative	25,409	24,401	49,254	49,827
Contingent consideration fair value adjustment	874	196	750	851
Depreciation and amortization of property and equipment	11,378	13,173	22,926	25,793
Amortization of intangible assets	10,117	9,374	20,182	18,811
Total operating expenses	130,707	130,000	254,286	260,734
Operating income	10,929	6,902	20,390	14,954
Interest expense	(6,518)	(3,402)	(13,128)	(13,483)
Interest income	51	65	142	106
Other (expense) income, net	(202)	322	(1,322)	(63)
Income from continuing operations before income tax provision	4,260	3,887	6,082	1,514
Income tax provision	(2,733)	(1,571)	(3,377)	(3,050)
Income (loss) from continuing operations	1,527	2,316	2,705	(1,536)
Loss from discontinued operations, net of income taxes	(380)	—	(853)	—
Net income (loss)	$1,147	$2,316	$1,852	$(1,536)
Basic
Continuing operations	0.06	0.09	0.10	(0.06)
Discontinued operations	(0.02)	—	(0.03)	—
Basic net income (loss) per common share	$0.04	$0.09	$0.07	$(0.06)
Diluted
Continuing operations	0.06	0.09	0.10	(0.06)
Discontinued operations	(0.02)	—	(0.03)	—
Diluted net income (loss) per common share	$0.04	$0.09	$0.07	$(0.06)
Basic weighted average common shares outstanding	25,508,019	24,461,609	25,481,578	24,429,095
Diluted weighted average common shares outstanding	25,718,746	24,734,714	25,707,998	24,429,095

Comprehensive income (loss)	$2,405	$(607)	$7,077	$(1,995)

See accompanying notes to consolidated financial statements (unaudited).

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$1,852	$(1,536)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	22,926	25,793
Amortization of intangible assets	20,182	18,811
Deferred income tax (benefit) provision	(42)	310
Amortization of deferred financing costs	1,078	936
Loss on debt modification	—	5,477
Contingent consideration fair value adjustment	750	851
Stock compensation expense	2,448	4,341
Changes in operating assets and liabilities:
Accounts receivable, net	(77)	(6,377)
Prepaid expenses and other current assets	(5,274)	(3,222)
Other noncurrent assets	(2,743)	(1,752)
Accounts payable and accrued expenses	(5,170)	(7,143)
Deferred revenue	88	456
Other noncurrent liabilities	(528)	1,105
Net cash provided by operating activities:	35,490	38,050
Cash flows from investing activities:
Purchases of property and equipment	(20,708)	(23,118)
Business combinations, net of cash acquired	(224)	—
Net cash used in investing activities:	(20,932)	(23,118)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing fees of $6,265	—	368,756
Repayments of long-term debt	(34,375)	(393,120)
Proceeds from stock option exercises, inclusive of tax benefit	186	107
Purchase of treasury stock	(1,374)	(1,382)
Net cash used in financing activities:	(35,563)	(25,639)
Effect of exchange rates on cash and cash equivalents	3,401	(232)
Net decrease in cash and cash equivalents	(17,604)	(10,939)
Cash and cash equivalents, beginning of period	56,689	32,937
Cash and cash equivalents, end of period	$39,085	$21,998
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,131	$9,519
Cash paid for income taxes	$3,428	$3,087

See accompanying notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Telecommunication Services

TNS’s telecommunication services division (TSD) provides innovative communications infrastructure services to fixed, mobile, broadband and Voice over IP (VoIP) operators around the world. TNS collaborates with customers, sharing expertise, resources and infrastructure to leverage rapidly evolving technologies. TNS’s suite of services includes the largest independent SS7 network in North America, intelligent database and registry services, identity and verification services, hosted roaming and clearing solutions, and mobile applications that simplify the customers’ operations, expand their reach and provide a foundation that helps them facilitate their profitability.

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

Capital Structure

During the six months ended June 30, 2012, the Company issued 8,094 shares of common stock following the exercise of stock options and 231,970 shares of common stock following the vesting of restricted stock units, of which 73,544 shares were surrendered by employees to satisfy payroll tax withholding obligations which the Company has retained as treasury shares. The Company retired 1,460,430 treasury shares during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company issued 14,157 shares of common stock following the exercise of stock options and 230,457 shares of common stock following the vesting of restricted stock units, of which 69,643 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares. The Company retired 1,206,462 treasury shares during the six months ended June 30, 2011.

In July 2012, the Company’s Board of Directors authorized a share repurchase program for up to $30 million of the Company’s common stock over the period ending July 31, 2015, subject to compliance with financial and other covenants of the Company’s February 2012 Credit Facility.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of the ATM processing assets in Canada as discontinued operations. These assets were divested on August 31, 2011. See the discussion of discontinued operations in Note 3.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited consolidated financial statements and condensed notes be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 14, 2012, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2011.

Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the period ended June 30, 2012, except for the recent accounting pronouncements adopted as of January 1, 2012 which are discussed below.

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance was adopted on January 1, 2012 and is reflected in our financial statement presentation of comprehensive income for the periods ending June 30, 2011 and 2012. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred indefinitely.

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

The potential $10.0 million of performance payments are recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs are treated as compensation expense and are included in operating expenses in the Company’s consolidated statements of comprehensive income. In June 2011, the Earn-Out period commenced. During the three and six months ended June 30, 2012, $0.3 million and $0.5 million, respectively, of compensation expense has been included in selling, general, and administrative expense in the Company’s consolidated statements of comprehensive income. During the three and six months ended June 30, 2011, $0.1 million of compensation expense has been included in selling, general, and administrative expense in the Company’s consolidated statements of comprehensive income. As of June 30, 2012, $1.1 million has been included in accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

During the three and six months ended June 30, 2012, Cequint contributed revenue of $3.6 million and $6.8 million, respectively, and a net loss of $2.3 million and $4.3 million, respectively. During the three and six months ended June 30, 2011, Cequint contributed revenue of $2.8 million and $5.4 million, respectively, and a net loss of $1.5 million and $2.3 million, respectively. The net loss for both periods does not include any allocation of shared operational or administrative costs. These amounts have been included in the Company’s consolidated statements of comprehensive income for the three and six months ended June 30, 2011 and 2012.

Change in Fair Value of Contingent Consideration. The contingent consideration liability is re-measured each reporting period and changes in the fair market value are recorded under the contingent consideration fair value adjustment item in the

Company’s consolidated statements of comprehensive income. As significant unobservable inputs are necessary, the fair value of the contingent consideration is classified accordingly as Level 3 within the fair value hierarchy prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

The following table summarizes the change in the fair value of the contingent consideration liability for the three and six months ended June 30, 2011 and 2012, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Change in Fair Value:
Fair value, beginning of period	$33,470	$31,142	$33,594	$30,487
Milestone payments	—	—	—	—
Total expense included in earnings	874	196	750	851
Fair value, end of period	$34,344	$31,338	$34,344	$31,338

3. Discontinued Operations

On August 31, 2011, the Company divested its ATM processing assets in Canada for a sale price of $1.  Upon closing of the transaction, the Company recorded a loss on the sale of this business of $27,000.  Management made the decision to divest this business in order to focus the Company’s resources more on its network services offerings in Canada and investments in its payment gateway initiatives.  In accordance with FASB ASC 205, Presentation of Financial Statements, the results of the ATM processing business in Canada are reported as discontinued operations in the accompanying consolidated statements of comprehensive income for all periods presented.

The key components of loss from discontinued operations related to the ATM processing business in Canada were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2011	2011

Net Sales	$688	$1,310
Operating expenses	1,068	2,163
Loss before taxes	(380)	(853)
Income tax expense	—	—
Loss from discontinued operations, net of income taxes	$(380)	$(853)

4. Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2011	June 30, 2012
Revolving credit facility	$34,370	$25,000
Term Loan	338,750	330,000
Total credit facility outstanding	373,120	355,000
Unamortized discount	(2,891)	(1,982)
Total	370,229	353,018
Less: Current portion, net of discount	(17,871)	—
Long-term portion	$352,358	$353,018

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

February 2012 Credit Facility

On February 3, 2012 the Company completed a refinancing of the November 2009 Credit Facility (the February 2012 Credit Facility), principally to take advantage of a more favorable interest rate environment. The February 2012 Credit Facility is comprised of a fully funded $350 million five-year term loan (the “Term Facility”) and a $100 million, five-year revolving credit facility which includes credit in the form of letters of credit and swing line loans (the “Revolving Facility”), under which $25 million was drawn at closing. The Company used the proceeds from the February 2012 Credit Facility and cash of $4.7 million to repay the balance of all amounts outstanding under the November 2009 Credit Facility, including the term debt and revolver balance at date of refinancing of $373.1 million and $0.4 million of accrued interest, as well as to pay associated fees and expenses of approximately $6.3 million.

In accordance with the modifications and extinguishments requirements of FASB ASC 470, Debt, the Company recorded pre-tax losses of approximately $5.5 million which are classified in interest expense in the accompanying consolidated statement of comprehensive income for the six months ended June 30, 2012. Of the total amount recorded, $3.6 million resulted from the write-off of unamortized financing costs and debt discount which were previously deferred and related to the November 2009 Credit Facility. On closing of the February 2012 Credit Facility, the Company incurred approximately $6.3 million in financing costs. The Company deferred $4.4 million which is being amortized using the effective interest method over the life of the February 2012 Credit Facility. The remaining $1.9 million of fees incurred were expensed and classified as interest expense.

At June 30, 2012, borrowing availability under the Revolving Facility was $74.6 million taking into consideration the principal amount outstanding of $25 million and letter of credit obligations of $0.4 million.

Payments on the Term Facility are due in quarterly installments over the term beginning June 30, 2012, with the remainder payable on February 2, 2017. Voluntary prepayments on the Term Facility are applied as directed by the Company. The outstanding balance on the Revolving Facility is due on February 2, 2017.  The terms of the February 2012 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million. The Company is permitted to repay borrowings under the February 2012 Credit Facility at any time in whole or in part without premium or penalty. As of June 30, 2012, the Company has made voluntary prepayments of $20 million on the Term Loan, which have been applied to scheduled payments through September 2013.

The total scheduled remaining payments, which includes the Term Facility and additional amounts borrowed from the Revolving Facility under the February 2012 Credit Facility are as follows (in thousands):

2012	$—
2013	4,063
2014	17,500
2015	26,250
2016	26,250
Thereafter	280,937
Total	$355,000

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

Borrowings under the February 2012 Credit Facility (other than swing line loans) bear interest, at our option, at (i) the LIBOR rate, plus an applicable margin, or (ii) the “Index Rate,” which is defined as the highest of the prime rate announced by SunTrust Bank, the federal funds rate plus 0.50% per annum or the one-month LIBOR rate plus 1% per annum, plus an applicable margin.  All swing line loans bear interest at the Index Rate, plus an applicable margin. There is no LIBOR floor in the February 2012 Credit Facility. Interest payments on the February 2012 Credit Facility are due monthly, bi-monthly, or quarterly at the Company’s option. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company’s leverage ratio are as follows:

Leverage Ratio	Applicable Level	Applicable LIBOR Margin	Applicable Index Margin
> 2.75	Level I	3.00%	2.00%
> 2.00 and < 2.75	Level II	2.75%	1.75%
< 2.00	Level III	2.50%	1.50%

The weighted average interest rate for the periods ending June 30, 2012 and 2011 were 3.2% and 6.2%, respectively.

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

The terms of the February 2012 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of June 30, 2012, the Company is required to maintain a leverage ratio of less than 3.5 to 1.0. The Company’s leverage ratio as of June 30, 2012 was 2.5 to 1.0 (Level II). The maximum leverage ratio declines over the term of the February 2012 Credit Facility. The Company is also required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company’s consolidated fixed charge coverage ratio as of June 30, 2012 was 3.6 to 1.0. The February 2012 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates.  Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the February 2012 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The February 2012 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

As of June 30, 2012 and December 31, 2011, the Company believes the carrying amount of its long-term debt approximates its fair value due to the fact that the variable interest rate of the debt approximates a market rate.

5. Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 requires equity-classified stock-based awards to employees be measured at fair value on the grant date and expensed over the requisite service period.

Stock-based compensation expense has been included in the following categories in the accompanying consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Cost of network services	$176	$252	$309	$436
Engineering and development	353	346	633	627
Selling, general, and administrative	757	1,797	1,506	3,278
Total	$1,286	$2,395	$2,448	$4,341

As of June 30, 2012, there was a total of $16.9 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended June 30, 2012, the Company granted no stock options and 166,000 restricted stock units at a weighted average estimated fair value of $20.76. During the six months ended June 30, 2012 the Company granted 373,566 stock options and 189,540 restricted stock units at a weighted average estimated fair value of $9.29 and $20.52, respectively. During the three months ended June 30, 2011, the Company granted no stock options and 3,500 restricted stock units at a weighted average estimated fair value of $16.26. During the six months ended June 30, 2011 the Company granted no stock options and 181,900 restricted stock units at a weighted average estimated fair value of $18.39. As of June 30, 2012, there was a total of $14.6 million of unrecognized compensation expense related to these awards, which is included in the $16.9 million total unrecognized compensation cost mentioned above.

2011 Equity Performance Awards

In July 2011, the Company approved certain long-term performance-based stock compensation awards (the 2011 Equity Performance Awards). The 2011 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. A total of 129,668 restricted stock units may vest assuming the achievement of the target performance and service conditions. The 2011 Equity Performance Awards consist of restricted stock units with either market-based or non-market-based performance conditions, as follows:

Market-based performance condition — Based on the 2011 Equity Performance Awards, 33% of the potential awards are determined by a market-based performance condition. The potential number of awards to vest under this plan is based on the Company’s relative total shareholder return (TSR) against the Russell 2000 index, an index comprised of peer companies. The TSR is measured over a two-year performance period, beginning January 1, 2011.

The achievement of market-based performance conditions is considered in the estimate of the grant date fair value using a Monte Carlo simulation. Compensation expense for these awards is recognized regardless of whether the market condition is achieved as long as the requisite service is provided. The grant date fair value for the 2011 Equity Performance Awards with market-based performance conditions was $12.35. As these grants are classified as equity, the grant date fair value will not be subsequently re-measured on each reporting period. As of

June 30, 2012, there was a total of $0.3 million related to the 2011 Equity Performance Awards of unrecognized compensation expense related to these performance based awards which is included in the $16.9 million total unrecognized compensation cost mentioned above.

Non-market-based performance condition — The remaining shares under the 2011 Equity Performance Awards, are non-market-based performance awards. The performance conditions are based on the achievement of revenue and EBITDA before stock compensation targets.  As of June 30, 2012, based on projected achievement levels, we expect 65%, or 56,331 shares, of the target payout to be issued. The grant date fair value of the awards was $16.69. As of June 30, 2012, there was a total of $0.5 million of unrecognized compensation expense related to these performance based awards which is included in the $16.9 million total unrecognized compensation cost mentioned above.

2012 Equity Performance Awards

In February 2012, the Company approved certain long-term performance-based stock compensation awards (the 2012 Equity Performance Awards). The 2012 Equity Performance Awards were granted under the Company’s 2004 Long Term Incentive Plan. A total of 172,608 restricted stock units may vest based on the achievement of the target performance and service conditions. The 2012 Equity Performance Awards consist of restricted stock units with either market-based or non-market-based performance conditions, as follows:

Market-based performance condition — Based on the 2012 Equity Performance Awards, 33% of the potential awards are determined by a market-based performance condition. The potential number of awards to vest under this plan is based on the Company’s relative total shareholder return (TSR) against the Russell 2000 index, an index comprised of peer companies. The TSR is measured over a two-year performance period, beginning January 1, 2012.

The grant date fair value for the 2012 Equity Performance Awards was $17.78 and estimated using a Monte Carlo simulation. As of June 30, 2012, there was a total of $0.9 million related to the 2012 Equity Performance Awards of unrecognized compensation expense related to these performance based awards which is included in the $16.9 million total unrecognized compensation cost mentioned above.

Non-market-based performance condition — The remaining shares under the 2012 Equity Performance Awards, are non-market-based performance awards.  The performance conditions are based on the achievement of revenue and EBITDA before stock compensation targets.  As of June 30, 2012, based on projected achievement levels, the Company expects 64%, or 55,252 shares, of the target payout to be issued. The grant date fair value of restricted stock units was $18.33 at the date of grant. As of June 30, 2012, there was a total of $0.7 million of unrecognized compensation expense related to these performance based awards which is included in the $16.9 million total unrecognized compensation cost mentioned above.

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

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 of 201.5% and 55.5%, respectively, differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2011.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Net income (loss)	$1,147	$2,316	$1,852	$(1,536)
Foreign currency translation adjustments	1,258	(2,923)	5,225	(459)
Total comprehensive income (loss)	$2,405	$(607)	$7,077	$(1,995)

8. Net Income Per Common Share

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

The treasury stock effect of options to purchase 1,389,500 shares of common stock that were outstanding as of June 30, 2012, and options to purchase 697,208 shares of common stock that were outstanding as of June 30, 2011 were excluded from the computation of diluted net income per common share for the three months ended June 30, 2012 and 2011, respectively, as their effect would have been anti-dilutive. For the six months ended June 30, 2012, 2.6 million potentially dilutive options and awards were not included in the computation of diluted loss per common share due to the anti-dilutive impact of these shares as a result of the net loss for the six months ended June 30, 2012.

The Company’s basic and diluted earnings per common share are presented below (in thousands except share and per share data).

The Company’s basic and diluted earnings per common share are presented below (amounts in thousands except number of shares and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Income (loss) from continuing operations	$1,527	$2,316	$2,705	$(1,536)
Loss from discontinued operations	(380)	—	(853)	—
Net income (loss)	$1,147	$2,316	$1,852	$(1,536)
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,508,019	24,461,609	25,481,578	24,429,095
Treasury stock effect of outstanding options to purchase	111,047	104,624	131,840	—
Treasury stock effect of unvested restricted stock units	99,680	168,481	94,580	—
Diluted weighted average common shares outstanding	25,718,746	24,734,714	25,707,998	24,429,095
Net income (loss) per common share:
Basic
Continuing Operations	$0.06	$0.09	$0.10	$(0.06)
Discontinued Operations	(0.02)	—	(0.03)	—
Basic net income (loss) per common share	$0.04	$0.09	$0.07	$(0.06)
Diluted
Continuing Operations	$0.06	$0.09	$0.10	$(0.06)
Discontinued Operations	(0.02)	—	(0.03)	—
Diluted net income (loss) per common share	$0.04	$0.09	$0.07	$(0.06)

9. Segment Information

The Company’s management evaluates revenues for three business divisions: telecommunication services, payment services and financial services. The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the consolidated financial results.

Revenue for the Company’s three business divisions is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Revenues:
Telecommunication services	$71,484	$70,747	$139,931	$142,494
Payment services	53,153	49,698	101,130	100,340
Financial services	16,999	16,457	33,615	32,854
Total revenues	$141,636	$136,902	$274,676	$275,688

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of TNS, Inc. in conjunction with the consolidated financial statements and the related notes included in our annual report on Form 10-K filed with the SEC on March 14, 2012 and available directly from the SEC at www.sec.gov and the consolidated financial statements and the related condensed notes of TNS, Inc., included elsewhere in this quarterly report.

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

We generate revenues through three business divisions:

•          Telecommunication services.  Our telecommunication services division provides innovative communications infrastructure services to fixed, mobile, broadband and VoIP operators around the world. We collaborate with customers, sharing our expertise, resources and infrastructure to leverage rapidly evolving technologies. Our suite of services includes a reliable, nationwide SS7 network, intelligent database and registry services, identity and verification services, hosted roaming and clearing solutions, and mobile applications that simplify our customers’ operations, expand their reach and provide a foundation that helps them increase their profitability.

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

Our most significant expense is cost of network services, which is comprised primarily of the following: telecommunications charges, including data transmission and database access, leased digital capacity charges, circuit installation charges and activation charges; salaries and other costs related to supporting our data platforms and systems; and compensation paid to providers of calling name and line information database records. The cost of data transmission is based on a contract, or in the United States potentially a tariff rate per minute of usage in addition to a prescribed rate per transaction for some vendors. The costs of database access, circuits, installation charges and activation charges are based on fixed fee contracts with local exchange carriers and interexchange carriers. The cost of accessing database records from external providers is based on a per query fee for the use of that data. The compensation charges paid to providers of calling name and line information database records are based on a percentage of query revenue generated from our customers accessing those records. Depreciation expense on our network equipment, amortization of capitalized software and amortization of developed technology is excluded from our cost of network services and is included in depreciation and amortization of property and equipment and amortization of intangible assets in our consolidated statements of comprehensive income.

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

Our contingent consideration fair value adjustment includes the change in fair value of contingent consideration relating to the acquisition of Cequint (See Note 2).

Acquisition

On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010 (see Note 2). The purchase price, following working capital adjustments, included an initial payment of $50.0 million, consisting of $46.9 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is probable to be earned, it will be amortized over the expected service period and included in operating expenses in our consolidated statements of comprehensive income. During the three and six months ended June 30, 2012, $0.3 million and $0.5 million, respectively, of compensation expense has been included in selling, general, and administrative expense. During the three and six months ended June 30, 2011, $0.1 million of compensation expense has been included in selling, general, and administrative expense. We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature of our November 2009 Credit Facility (see Note 4).

Cequint provides carrier grade caller identification products and enhanced services to top U.S.-based mobile operators. We have integrated Cequint into our telecommunication services division. This acquisition has been accounted for as a business combination under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations.

Divestiture

On August 31, 2011, we divested our ATM processing assets in Canada for a sale price of $1. Upon closing of the transaction, we recorded a loss on the sale of this business of $27,000. Management made the decision to divest this business in order to focus our resources more on our network services offerings in Canada and investments in our payment gateway initiatives. In accordance with FASB ASC 205, Presentation of Financial Statements, we have reported the results of our ATM processing business in Canada as discontinued operations in the accompanying consolidated statements of comprehensive income for all periods presented (see Note 3).

Share Repurchase Plan

In July 2012, the Company’s Board of Directors authorized a share repurchase program for up to $30 million of the Company’s common stock over the period ending July 31, 2015, subject to compliance with financial and other covenants of the Company’s February 2012 Credit Facility.

Results of Operations

The following table sets forth, for the periods indicated selected statements of comprehensive income data (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Revenues	$141,636	$136,902	$274,676	$275,688
Operating expenses:
Cost of network services, exclusive of the items shown separately below	71,237	71,919	138,833	143,528
Engineering and development	11,692	10,937	22,341	21,924
Selling, general, and administrative	25,409	24,401	49,254	49,827
Contingent consideration fair value adjustment	874	196	750	851
Depreciation and amortization of property and equipment	11,378	13,173	22,926	25,793
Amortization of intangible assets	10,117	9,374	20,182	18,811
Total operating expenses	130,707	130,000	254,286	260,734
Operating income	10,929	6,902	20,390	14,954
Interest expense	(6,518)	(3,402)	(13,128)	(13,483)
Interest income	51	65	142	106
Other (expense) income, net	(202)	322	(1,322)	(63)
Income from continuing operations before income tax provision	4,260	3,887	6,082	1,514
Income tax provision	(2,733)	(1,571)	(3,377)	(3,050)
Income (loss) from continuing operations	1,527	2,316	2,705	(1,536)
Loss from discontinued operations	(380)	—	(853)	—
Net income (loss)	$1,147	$2,316	$1,852	$(1,536)

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues.  Total revenues decreased $4.7 million, or 3.3%, to $136.9 million for the three months ended June 30, 2012, from $141.6 million for the three months ended June 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $2.6 million. Excluding the effect of foreign exchange rates, total revenues decreased $2.1 million, or 1.5%, to $139.5 million for the three months ended June 30, 2012.

Telecommunication services division.  Revenues from the telecommunication services division decreased $0.8 million, or 1.0%, to $70.7 million for the three months ended June 30, 2012, from $71.5 million for the three months ended June 30, 2011 as follows:

•                    Mobile applications (Cequint) revenue increased $0.8 million, or 29.9%, to $3.6 million due to an increase of $1.1 million in the wireless caller name product that was introduced in partnership with a tier one mobile operator in the third quarter of 2011. This was partially offset by a $0.3 million reduction in CityID revenues primarily from another tier one mobile operator that is transitioning to the wireless caller name product.

•                    Identity and verification services revenue increased $0.2 million, or 1.0%, to $30.2 million due to $1.8 million from caller name storage contract wins and $1.7 million due primarily to market share gains and volume growth in our caller name access business. These were partially offset by decreases of $1.5 million due to an anticipated contract price concession given to a peering partner in connection with the anticipated launch of our wireless caller name service with our second tier one mobile operator, $1.2 million due to lower queries to wireless data in connection with the launch of our wireless caller name product, $0.3 million due to the renewal of certain customer contracts, and $0.3 million from lower volumes in legacy payphone fraud and validation services.

•                    Network services revenue decreased $1.3 million, or 4.6%, to $26.5 million. Included in this decrease was a reduction of $0.8 million of pass-through revenues from regulatory message signaling unit charges (MSUs). Excluding this decrease, network services revenue decreased $0.5 million, or 1.9%, due to $1.4 million related primarily to price concessions on call signaling routes which primarily resulted from industry consolidation. This was partially offset by increased revenue of $0.9 million due to higher demand for connectivity and cellular signaling services from existing customers.

•                    Roaming and clearing revenue increased $0.3 million, or 6.2%, to $5.1 million due primarily to increased demand for data services. This was partially offset by a reduction in traffic from certain customers entering into direct peering relationships.

•                    Registry services revenue decreased $0.9 million, or 14.7%, to $5.2 million due to $0.2 million related to the expiry in May 2011 of a transition services agreement acquired through the CSG acquisition and $0.7 million due to price concessions on the renewal of certain customer contracts due primarily to industry consolidation.

Future revenue growth in the telecommunication services division depends on a number of factors including the number of database access queries we transport, the number of call signaling routes our customers purchase, and the success of our new product offerings, which potentially may be offset by customers seeking pricing discounts due to industry consolidation or other reasons, as well as the successful integration of the products acquired through our purchase of Cequint (see Note 2). We have also experienced a reduction in query volumes from certain of our wireline caller name peering partners. We currently estimate that this may reduce 2012 revenues by approximately $5 million.

Payment services division.  Revenues from the payment services division decreased $3.5 million, or 6.5%, to $49.7 million for the three months ended June 30, 2012 from $53.2 million for the three months ended June 30, 2011.  The negative effect of foreign currency translation on a year-over-year basis was $2.4 million. Excluding the effect of foreign exchange rates, revenues decreased $1.1 million to $52.1 million as follows:

Network services decreased $1.1 million, or 2.7%, to $40.7 million, as follows:

•                    North America: revenue decreased $0.9 million, or 6.7%, due to $0.5 million in lower average transaction pricing from the renewal of certain customer contracts at the end of the second quarter 2011 and $0.4 million of reductions in dial transaction volumes.

•                    Europe: revenue decreased $0.2 million, or 0.7%, due to $0.9 million decrease in dial-based network services from existing customers primarily in the UK, France and Spain, partially offset by an increase of $0.7 million in market share gains for dial services and IP-based network services, primarily in the UK, Spain and Romania.

•                    Asia Pacific: revenue was flat due to $0.6 million from the expansion of a global customer’s agreement to provide services in multiple markets in Asia, beginning in Taiwan, offset by $0.6 million in lower transaction volumes in Australia.

Payment gateway services increased $0.6 million, or 6.6%, to $9.6 million. 2011 amounts have been reclassified to the North American region from the Asia Pacific region to conform to current-period presentation of revenue. The increase is due to the following:

•                    North America: revenue increased $0.2 million, or 7.9%, to $2.8 million. Included in second quarter 2011 results was an additional $0.3 million related to the expansion of an existing customer’s contract. Excluding this amount, revenue increased $0.5 million from market share gains in cardholder-not-present services.

•                    Europe: revenue increased $1.0 million, or 45.7%, to $3.3 million due primarily to $0.6 million in market share gains and to a lesser extent from increases in transaction volumes of cardholder present services from existing customers in the UK and an increase in development revenue of $0.4 million in France.

•                    Asia Pacific: revenue decreased $0.6 million, or 15.0%, to $3.5 million, due to $1.0 million decrease in development revenue, partially offset by an increase of $0.4 million related to increased volumes from new and existing customers.

Payment processing and other services decreased $0.6 million, or 23.8%, to $1.8 million, due primarily to a decrease in transaction volumes and to a lesser extent from lower average transaction pricing.

Future revenue growth in the payment services division depends on a number of factors including the success of our IP-related network services and payment gateway applications, the success of our payment products in countries we have recently entered, the total number of transactions we transport, and the effect of global economic conditions on merchant transaction volumes. Smaller merchants, which represent a large portion of the user base for our dial-up services, in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. We have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we primarily attribute to the overall weakness of the global economy.

Financial services division.  Revenues from the financial services division decreased $0.5 million, or 3.2%, to $16.5 million for the three months ended June 30, 2012, from $17.0 million for the three months ended June 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $0.2 million. Excluding the impact of foreign exchange rates, financial services revenue decreased 1.9% or $0.3 million to $16.7 million on a constant currency basis as follows:

Network services revenues decreased due to the following:

•                    North America: revenue decreased $0.9 million, or 8.6%, to $10.1 million. On October 1, 2011, we restructured an agreement with a customer which resulted in a reduction of both revenue and commission payable (which was included in sales, general, and administrative expenses) to this customer by $0.8 million. Excluding this change, revenue decreased $0.1 million, or 1.5%, due to $0.8 million from the loss of endpoints and market data access services believed to be attributable to negative economic factors impacting the financial services industry. This was partially offset by $0.7 million in sales of bandwidth-based services marketed primarily to participants in the foreign exchange community.

•                    Asia Pacific: revenue increased $0.4 million, or 14.8%, to $2.9 million due to the continued expansion of the number of customer endpoints connected to the network, partially offset by disconnects of customer trading connections as the financial services industry consolidates in certain markets in this region.

•                    Europe: revenue increased $0.3 million, or 7.6%, to $3.7 million due to market share gains of $0.4 million which were partially offset by $0.1 million related to the loss of endpoints.

Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network as well as the success of our new product offerings. During 2011 and into 2012, a number of our equity trading customers, primarily in North America and Europe, and to a lesser extent Asia, consolidated the number of connections to other customers on our network resulting in lower average revenue per endpoint.

Cost of network services.  Cost of network services increased $0.7 million, or 1.0%, to $71.9 million for the three months ended June 30, 2012, from $71.2 million for the three months ended June 30, 2011. On a constant dollar basis, cost of network services would have increased $1.7 million to $72.9 million. This was due to the following increases: $2.3 million due to higher volumes in our telecommunication services division primarily related to increased demand for our identity and verification services and to a lesser extent from increased compensation paid to providers of calling name and line information database records; $0.7 million in shared network, payroll and overhead expense primarily to support our IP network services, roaming and clearing and payment gateway platforms; and $0.4 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific. These increases were partially offset by a decrease of $0.8 million of regulatory charges which are passed through to our customers and $0.9 million primarily due to cost savings initiatives to reduce network services costs in the payment services and telecommunication divisions.

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

Engineering and development expense.  Engineering and development expense decreased $0.8 million, or 6.5%, to $10.9 million for the three months ended June 30, 2012, from $11.7 million for the three months ended June 30, 2011. On a constant dollar basis, engineering and development expense decreased $0.6 million, or 5.8%, to $11.1 million, and represented 7.9% and 8.3% of revenues for the three months ended June 30, 2012 and 2011, respectively. The decrease in engineering and development costs was primarily due to an increase in capitalized software development costs, which are offset against engineering and development costs, of $1.2 million due to increased utilization of current employees and new resources to focus on our investment in our growth initiatives, partially offset by additional headcount related costs of $0.6 million.

Selling, general and administrative expense.  Selling, general and administrative expenses decreased $1.0 million, or 4.0%, to $24.4 million for the three months ended June 30, 2012, from $25.4 million for the three months ended June 30, 2011. On a constant dollar basis selling, general and administrative expenses would have decreased $0.5 million, or 2.0%, to $24.9 million and represented 17.9% of revenues for each the three months ended June 30, 2012 and 2011. The decrease is primarily due to a $1.5 million decrease in variable cash incentive compensation and $0.8 million reduction in third party commission expense to a financial services division customer in connection with the restructuring of their agreement on October 1, 2011. These decreases were partially offset by $1.0 million increase of stock compensation expense due primarily to the timing of the grant of stock based awards and an increase of $0.9 million in payroll and overhead expense due to increased headcount and other costs to align our resources with our growth initiatives.

Contingent consideration fair value adjustment.  Contingent consideration fair value adjustment of $0.2 million for the three months ended June 30, 2012, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 2 to the financial statements for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our consolidated statement of comprehensive income.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $1.8 million, or 15.8%, to $13.2 million for the three months ended June 30, 2012, from $11.4 million for the three months ended June 30, 2011. On a constant dollar basis, depreciation and amortization of property and equipment increased $1.9 million to $13.3 million and represented 9.5% and 8.0% of revenue for the three months ended June 30, 2012 and 2011, respectively. This increase is primarily due to capital expenditures to support each of our growth initiatives.

Amortization of intangible assets.  Amortization of intangible assets decreased $0.7 million, or 7.3%, to $9.4 million for the three months ended June 30, 2012, from $10.1 million for the three months ended June 30, 2011 due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense decreased $3.1 million, or 47.8%, to $3.4 million for the three months ended June 30, 2012, from $6.5 million for the three months ended June 30, 2011. Amortization of deferred financing fees and original issue discount for the three months ended June 30, 2012 and 2011 was $0.5 million and $0.6 million, respectively. Excluding these charges, cash interest expense decreased $3.0 million to $2.9 million for the three months ended June 30, 2012 from $5.9 million for the three months ended June 30, 2011, primarily due to the lower average interest rates as a result of the refinancing the November 2009 Credit Facility in February 2012.

Other (expense) income, net.  Other (expense) income was income of $0.4 million for the three months ended June 30, 2012 compared to a loss of $0.2 million for the three months ended June 30, 2011. Included in other income (expense) was income of approximately $0.3 million and a loss of $0.4 million for the three months ended June 30, 2012 and 2011, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro, Japanese Yen and Australian dollar.

Income tax provision.  For the three months ended June 30, 2012, our income tax provision was approximately $1.6 million compared to $2.7 million for the three months ended June 30, 2011. Our effective tax rate was 40.4% and 64.2% for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues.  Total revenues increased $1.0 million, or 0.4%, to $275.7 million for the six months ended June 30, 2012, from $274.7 million for the six months ended June 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $3.1 million. On a constant currency basis, total revenues increased $4.1 million for the six months ended June 30, 2012.

Telecommunication services division.  Revenues from the telecommunication services division increased $2.6 million, or 1.8%, to $142.5 million for the six months ended June 30, 2012, from $139.9 million for the six months ended June 30, 2011 as follows:

•                    Mobile applications (Cequint) revenue increased $1.4 million, or 26.6%, to $6.8 million due to an increase of $1.7 million in the wireless caller name product that was introduced in partnership with a tier one mobile operator in the third quarter of 2011. This was partially offset by a $0.3 million reduction in CityID revenues primarily from another tier one mobile operator that is transitioning to the wireless caller name product.

•                    Identity and verification services revenue increased $4.6 million, or 8.0%, to $62.2 million due to $5.9 million from caller name storage contract wins and $2.3 million primarily due to market share gains and volume growth in our caller name access business. These were partially offset by decreases of $1.5 million due to an anticipated contract price concession given to a peering partner in connection with the anticipated launch of our wireless caller name service with our second tier one mobile operator, $0.7 million due to lower queries to wireless data, $0.7 million due to the renewal of certain customer contracts, and $0.7 million from lower volumes in our legacy payphone fraud and validation services.

•                    Network services revenue decreased $2.6 million, or 4.7%, to $52.4. Included in this decrease was a reduction of $1.2 million of pass-through revenues from regulatory message signaling unit charges. Excluding this decrease, network services revenue decreased $1.4 million, or 2.7%, due to $3.2 million related primarily to price concessions on call signaling routes which primarily resulted from industry consolidation. This was partially offset by increased revenue of $1.8 million due to higher demand for connectivity and signaling services from existing customers.

•                    Registry services revenue decreased $2.6 million, or 20.0%, to $10.4 million due to $0.9 million related to the expiry in May 2011 of a transition services agreement acquired through the CSG acquisition and $1.7 million due to price concessions on the renewal of certain customer contracts due primarily to industry consolidation.

•                    Roaming and clearing revenue increased $1.5 million, or 17.0%, to $10.7 million due to market share gains and increased demand for services from existing customers.

Payment services division.  Revenues from the payment services division decreased $0.8 million, or 0.8%, to $100.3 million for the six months ended June 30, 2012 from $101.1 million for the six months ended June 30, 2011.  The negative effect of foreign currency translation on a year-over-year basis was $2.9 million. Excluding the effect of foreign exchange rates, revenues increased $2.1 million to $103.2 million as follows:

Network services decreased $2.1 million, or 2.6%, to $79.2 million, as follows:

•                    North America: revenue decreased $2.1 million, or 7.8%, due to the following: $1.0 million in lower average transaction pricing from the renewal of certain customer contracts at the end of the second quarter of 2011 and $1.1 million of reductions in dial transaction volumes.

•                    Europe: revenue increased $0.2 million, or 0.4%, due to $1.1 million in market share gains for IP-based network services from existing customers, mainly in the UK, Spain, and Romania. These increases were partially offset by a $0.9 million decrease in dial-based network services in the UK, France and smaller markets.

•                    Asia Pacific: revenue decreased $0.1 million, or 1.8%, due to $1.0 million of expansion of a global customer’s agreement to provide dial services in multiple markets in Asia, beginning in Taiwan, offset by $1.1 million in lower transaction volumes.

Payment gateway services increased $5.2 million, or 34.2%, to $20.4 million. 2011 amounts have been reclassified to the North American region from the Asia Pacific region to conform to current-period presentation of revenue. The increase is due to the following:

•                    North America: revenue increased $3.4 million, or 84.6%, to $7.4 million primarily due to $2.0 million related to a new contract arrangement with an existing customer, $0.8 million of increased demand for cardholder-not-present services, and $0.6 million related to the expansion of an existing customer’s contract in the second quarter of 2011.

•                    Europe: increased $1.9 million, or 44.8%, to $6.0 million due primarily to $1.3 million market share gains and to a lesser extent from increases in transaction volumes of cardholder present services in the UK and an increase in development revenue of $0.6 million in France.

•                    Asia Pacific: revenue decreased $0.1 million, or 1.0%, to $6.8 million due primarily to a decrease of $1.1 million in development revenue, partially offset by an increase of $1.0 million related to increased volumes from new and existing customers.

Payment processing and other services decreased $1.0 million, or 22.5%, to $3.6 million, due primarily to decrease in transaction volumes and to a lesser extent lower average transaction pricing.

Financial services division.  Revenues from the financial services division decreased $0.8 million, or 2.3%, to $32.9 million for the six months ended June 30, 2012, from $33.6 million for the six months ended June 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $0.2 million. Excluding the impact of foreign exchange rates, financial services revenue decreased $0.5 million, or 1.5%, to $33.1 million as follows:

Network services:

•                    North America:  revenue decreased 8.6%, or $1.9 million to $20.3 million. On October 1, 2011, we restructured an agreement with a customer which resulted in a reduction of both revenue and commission payable (which was included in sales, general, and administrative expenses) to this customer by $1.6 million for the six months ended June 30, 2012.  Excluding this change, revenue decreased $0.3 million, or 1.5%, due to $1.6 million from the loss of endpoints and market data access services believed to be attributable to negative economic factors impacting the financial services industry. This was partially offset by $1.3 million in sales of bandwidth-based services marketed primarily to participants in the foreign exchange community.

•                    Asia Pacific: revenue increased $0.9 million, or 18.5%, to $5.6 million  due to the continued expansion of the number of customer endpoints connected to our network, partially offset by disconnects of customer trading connections as the financial services industry consolidates in certain markets in this region.

•                    Europe: revenue increased $0.5 million, or 8.1%, to $7.2 million due to market share gains of $0.9 million which were partially offset by $0.4 million related to the loss of endpoints.

Cost of network services.  Cost of network services increased $4.7 million, or 3.4%, to $143.5 million for the six months ended June 30, 2012, from $138.8 million for the six months ended June 30, 2011. On a constant dollar basis, cost of network services would have increased $5.9 million to $144.7 million. This was due to the following increases: $5.1 million due to higher volumes in our telecommunication services division primarily related to increased demand for our identity and verification services and to a lesser extent from increased compensation paid to providers of calling name and line information database records; $2.3 million in shared network, payroll and overhead expense primarily to support our IP network services, roaming and clearing and payment gateway platforms; and $0.9 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific. These increases were partially offset by a decrease of $2.1 million due to cost savings initiatives to reduce network services costs and $0.3 million of regulatory charges which are passed through to our customers.

Engineering and development expense.  Engineering and development expense decreased $0.4 million, or 1.9%, to $21.9 million for the six months ended June 30, 2012, from $22.3 million for the six months ended June 30, 2011.  On a constant dollar basis, engineering and development expense decreased $0.3 million, or 1.4%, to $22.0 million, and represented 7.9% and 8.1% of revenues for the six months ended June 30, 2012 and 2011, respectively. The decrease in engineering and development costs was primarily due to an increase in capitalized software development costs, which are offset against engineering and development costs, of $3.0 million due to increased utilization of current employees and new resources to focus on our investment in our growth initiatives, partially offset by additional headcount related costs of $2.7 million.

Selling, general and administrative expense.  Selling, general and administrative expenses increased $0.5 million, or 1.2%, to $49.8 million for the six months ended June 30, 2012, from $49.3 million for the six months ended June 30, 2011. On a constant dollar basis, selling, general and administrative expenses would have increased $1.1 million, or 2.2%, to $50.4 million and represented 18.1% and 17.9% of revenues for the six months ended June 30, 2012 and 2011, respectively. The increase is primarily due to $1.8 million increase of stock compensation expense due primarily to the timing of issuance of performance awards in the third quarter of 2011, $1.6 million in payroll and overhead expense due to increased headcount and other costs to align our resources with our growth initiatives, and $0.2 million increase in variable compensation. These increases were partially offset by a $1.6 million reduction in commission expense to a financial services division customer in connection with the restructuring of their agreement on October 1, 2011 and $0.9 million decrease in professional fees and other costs.

Contingent consideration fair value adjustment.  Contingent consideration fair value adjustment of $0.9 million for the six months ended June 30, 2012, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 2 to the financial statements for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our consolidated statement of comprehensive income.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $2.9 million, or 12.5%, to $25.8 million for the six months ended June 30, 2012, from $22.9 million for the six months ended June 30, 2011. On a constant dollar basis, depreciation and amortization of property and equipment increased $3.0 million to $25.9 million and represented 9.3% and 8.3% of revenue for the six months ended June 30, 2012 and 2011, respectively. Included in depreciation and amortization of property and equipment for the six months ended June 30, 2011 was an accelerated depreciation charge of $0.7 million related to the phasing out of $6.2 million of surplus network assets and software as a result of the integration of the CSG and TNS networks. Excluding the accelerated charges, depreciation and amortization of property and equipment for the six months ended June 30, 2012 increased $3.7 million due to capital expenditures to support our growth initiatives.

Amortization of intangible assets.  Amortization of intangible assets decreased $1.4 million, or 6.8%, to $18.8 million for the six months ended June 30, 2012, from $20.2 million for the six months ended June 30, 2011 due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense increased $0.4 million, or 2.7%, to $13.5 million for the six months ended June 30, 2012, from $13.1 million for the six months ended June 30, 2011. Included in this increase were charges of $5.5 million related to the write-off of debt discount and deferred financing fees following the refinancing of the November 2009 Credit Facility in February 2012. Amortization of deferred financing fees and original issue discount, excluding the write-offs as a result of refinancing, was $0.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. Excluding these write-offs and charges, cash interest expense decreased $4.9 million to $7.1 million for the six months ended June 30, 2012 from $12.0 million for the six months ended June 30, 2011, primarily due to the lower average interest rates as a result of the refinancing the November 2009 Credit Facility in February 2012.

Other (expense) income, net.  Other (expense) income was income of $0.1 million for the six months ended June 30, 2012 compared to a loss of $1.3 million for the six months ended June 30, 2011. Included in other income (expense) was a loss of approximately $0.2 million compared to a loss of $1.5 million for the six months ended June 30, 2012 and 2011, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro, Japanese Yen, and Australian dollar.

Income tax provision.  For the six months ended June 30, 2012, our income tax provision was approximately $3.1 million compared to $3.4 million for the six months ended June 30, 2011. Our effective tax rate was 201.5% and 55.5% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

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

Adjusted net income is determined by adding the following items to Net Income, the closest GAAP financial measure: provision for income taxes, loss from discontinued operations, certain non-cash items, including amortization of intangible assets, stock compensation expense, the change in fair value of contingent consideration, milestone compensation expense, restructuring costs, other one-time items,  and the amortization of debt issuance costs, and the result is tax effected at an assumed long-term tax rate of 20%, which excludes the effect of our net operating losses. The assumed long-term tax rate of 20% takes into consideration the following primary factors: the income generated outside of the U.S. which is taxed at substantially lower rates than U.S. statutory rates; the cash benefit of our tax-deductible amortization of intangible assets and tax-deductible goodwill; and the cash benefit of tax-deductible stock compensation expense.

We believe that the disclosure of adjusted EBITDA and adjusted net income and related per-share amounts are useful to investors as these non-GAAP measures form the basis of how our management team reviews and considers our operating results. We also rely on adjusted net income as the primary measure of our earnings exclusive of certain non-cash charges and other one-time items. By disclosing these non-GAAP measures, we believe that we create for investors a greater understanding of, and an enhanced level of transparency into, the means by which our management team operates our company. We also believe these measures can assist investors in comparing our performance to that of other companies on a consistent basis exclusive of selected significant non-cash items.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Adjusted EBITDA:
Net income (loss) (GAAP)	$1,147	$2,316	$1,852	$(1,536)
Add back the following items:

Loss on discontinued operations	380	—	853	—
Provision for income taxes	2,733	1,571	3,377	3,050
Other (income) expense, net	202	(322)	1,322	63
Interest income	(51)	(65)	(142)	(106)
Interest expense	6,518	3,402	13,128	13,483
Depreciation and amortization of property and equipment	11,378	13,173	22,926	25,793
Amortization of intangible assets	10,117	9,374	20,182	18,811
Contingent consideration fair value adjustment (1)	874	196	750	851
Earnout milestone compensation (2)	142	300	142	539
Stock compensation expense	1,286	2,395	2,448	4,341
Adjusted EBITDA	$34,726	$32,340	$66,838	$65,289

Adjusted Net Income:
Net income (loss) (GAAP)	$1,147	$2,316	$1,852	$(1,536)
Add back the following items:
Loss on discontinued operations	380	—	853	—
Provision for income taxes	2,733	1,571	3,377	3,050
Amortization of intangible assets	10,117	9,374	20,182	18,811
Contingent consideration fair value adjustment	874	196	750	851
Earnout milestone compensation	142	300	142	539
Other debt related costs (3)	550	545	1,078	6,413
Stock compensation expense	1,286	2,395	2,448	4,341
Adjusted Net Income before income taxes	17,229	16,697	30,682	32,469
Income tax provision at 20%	(3,446)	(3,339)	(6,136)	(6,494)
Adjusted Net Income	$13,783	$13,358	$24,546	$25,975
Diluted weighted average common shares outstanding	25,718,746	24,734,714	25,707,998	24,715,941
Adjusted Net Income per common share	$0.54	$0.54	$0.95	$1.05

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

(3)                                 Other debt related costs for the six months ended June 30, 2012 represents the amortization of deferred financing costs of $0.4 million and the loss on debt extinguishment of $5.5 million related to the February 2012 Credit Facility refinancing. See Note 4.

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

Our operations provided us cash of $38.1 million for the six months ended June 30, 2012, which was attributable to a net loss of $1.5 million, depreciation, amortization and other non-cash charges of $56.5 million and an increase in working capital of $16.9 million due primarily to timing differences in these accounts and delayed collection of cash related to certain accounts receivable balances as of June 30, 2012. Payment on these accounts receivable balances was received subsequent to June 30, 2012. Our operations provided us cash of $35.5 million for the six months ended June 30, 2011, which was attributable to net income of $1.9 million, depreciation, amortization and other non-cash charges of $47.3 million and an increase in working capital of $13.7 million.

We used cash of $23.1 million and $20.9 million in investing activities for the six months ended June 30, 2012, and 2011, respectively, for capital expenditures. Our capital expenditures in 2011 and 2012 are focused on our growth initiatives, including mobile applications, our payment gateway, verification services, IP registry and roaming and clearing services.

We used cash of $25.6 million for financing activities for the six months ended June 30, 2012. During the six months ended June 30, 2012, we refinanced our amended November 2009 Credit Facility to take advantage of current interest rates. As a result of the refinancing, we repaid $373.1 million related to the November 2009 Credit Facility and received $368.8 million in proceeds of issuance from the February 2012 Credit Facility. The proceeds include $375.0 million of term debt, reduced by $6.3 million of fees paid to issue the debt. In addition, in May 2012 we voluntarily prepaid $20 million on the February 2012 Credit Facility. We also used $1.4 million to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units, and we received $0.1 million from the exercise of employee stock options. We used cash of $35.6 million for financing activities for the six months ended June 30, 2011. This consisted primarily of $34.4 million debt repayments on the November 2009 Credit Facility. In addition, $1.4 million was used to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units and we received $0.2 million from the exercise of employee stock options.

A portion of the undistributed earnings of our UK and Irish subsidiaries are not considered indefinitely reinvested, as we do not have specific plans for reinvestment plans of the current and future earnings of these subsidiaries in the foreseeable future. Undistributed earnings of our other international subsidiaries are considered indefinitely reinvested. As of June 30, 2012, approximately $3.4 million of our cash balances were held at international locations for which earnings were considered indefinitely reinvested. We believe that our current plans with respect to the current and future earnings of our UK and Irish subsidiaries, along with our other liquidity sources discussed above, provide sufficient sources of liquidity to finance our domestic operations and support our assertions that the undistributed earnings held by foreign subsidiaries may be considered indefinitely reinvested.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of June 30, 2012, we had $355.0 million outstanding under our February 2012 Credit Facility with interest rates tied to changes in the lender’s index rate or the LIBOR rate. There is no LIBOR floor in the February 2012 Credit Facility compared to the 2.0% LIBOR floor in the November 2009 Credit Facility. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company’s leverage ratio. Interest payments on the February 2012 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option. At June 30, 2012 the one-month LIBOR rate was 0.25%. Based upon the outstanding borrowings on June 30, 2012 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates could affect our annual interest expense by $3.6 million.

As of June 30, 2012, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We primarily enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended June 30, 2012 and 2011 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2012			2011
			Weighted			Weighted
		% of	Average		% of	Average
	% of	operating	Exchange	% of	operating	Exchange
	Revenue	expenses	Rates	Revenue	expenses	Rates
U.S. Dollar	70%	79%	1.00	69%	77%	1.00
British Pound	12%	6%	1.58	12%	5%	1.63
Euro	9%	4%	1.29	9%	4%	1.44
Australian Dollar	5%	6%	1.01	7%	5%	1.06
Other	4%	5%	—	3%	9%	—
Total	100%	100%		100%	100%

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

For the three and six months ended June 30,  2012, we recorded a gain on foreign currency revaluation of $0.3 million and a loss of $0.2 million, respectively, which is included in other income (expense) in the accompanying consolidated statements of comprehensive income. For the three and six months ended June 30, 2011, we recorded a loss on foreign currency revaluation of $0.3 million and $1.4 million, respectively, which is included in other income (expense) in the accompanying consolidated statements of comprehensive income.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases by Transaction Network Services, Inc. of shares of its common stock on a monthly basis during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

4/1/12-4/30/12	16,663	$20.97

(1)         The activity in this column reflects 16,663 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended June 30, 2012.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

(101)

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, and (iv) notes to these consolidated financial statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: August 7, 2012	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Executive Officer

Date: August 7, 2012	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer