Form 10-Q
period 2012-09-30
TNS INC
filed 2012-11-09
CIK 1268671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Shares Outstanding as of November 6, 2012

24,648,258 Shares of Common Stock, $0.001 par value

TNS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

TNS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
		(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$32,937	$39,446
Accounts receivable, net of allowance for doubtful accounts of $4,282 and $3,769, respectively	94,366	98,876
Prepaid expenses	10,101	12,024
Inventory	2,908	3,121
Other current assets	6,358	7,802
Total current assets	146,670	161,269
Property and equipment, net	141,662	139,325
Identifiable intangible assets, net	266,094	238,474
Goodwill	36,761	40,226
Deferred tax assets, net	2,163	2,237
Other assets	8,418	9,292
Total assets	$601,768	$590,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$67,834	$70,600
Deferred revenue	11,607	11,491
Current portion of long-term debt, net of discount	17,871	—
Total current liabilities	97,312	82,091
Long-term debt, net of current portion and discount	352,358	348,160
Deferred tax liabilities	1,562	1,554
Contingent consideration	30,487	31,289
Other liabilities	5,452	7,301
Total liabilities	487,171	470,395
Stockholders’ equity:
Common stock, $0.001 par value; 130,000,000 shares authorized; 25,732,645 shares issued and 24,309,682 shares outstanding and 24,648,274 shares issued and 24,431,768 shares outstanding, respectively	27	25
Treasury stock, 1,422,963 shares and 216,506 shares, respectively	(24,662)	(3,437)
Additional paid-in capital	162,151	143,567
Accumulated deficit	(17,243)	(15,801)
Accumulated other comprehensive loss	(5,676)	(3,926)
Total stockholders’ equity	114,597	120,428
Total liabilities and stockholders’ equity	$601,768	$590,823

See accompanying notes to consolidated financial statements (unaudited).

TNS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Revenues	$142,731	$137,205	$417,406	$412,893
Operating expenses:
Cost of network services, exclusive of the items shown separately below	70,714	69,758	209,547	213,286
Engineering and development	11,657	12,265	33,997	34,188
Selling, general, and administrative	26,241	25,699	75,495	75,526
Contingent consideration fair value adjustment	918	(49)	1,668	802
Depreciation and amortization of property and equipment	10,912	13,168	33,838	38,961
Amortization of intangible assets	9,888	9,705	30,070	28,516
Total operating expenses	130,330	130,546	384,615	391,279
Operating income	12,401	6,659	32,791	21,614
Interest expense	(6,266)	(3,191)	(19,394)	(16,673)
Interest income	52	57	193	163
Other (expense) income, net	(150)	50	(1,471)	(15)
Income from continuing operations before income tax provision	6,037	3,575	12,119	5,089
Income tax provision	(3,901)	(597)	(7,278)	(3,646)
Income from continuing operations	2,136	2,978	4,841	1,443
Loss from discontinued operations, net of income taxes	(538)	—	(1,391)	—
Net income	$1,598	$2,978	$3,450	$1,443
Basic
Continuing operations	0.08	0.12	0.19	0.06
Discontinued operations	(0.02)	—	(0.05)	—
Basic net income per common share	$0.06	$0.12	$0.14	$0.06
Diluted
Continuing operations	0.08	0.12	0.19	0.06
Discontinued operations	(0.02)	—	(0.05)	—
Diluted net income per common share	$0.06	$0.12	$0.14	$0.06
Basic weighted average common shares outstanding	25,197,227	24,445,108	25,385,753	24,434,472
Diluted weighted average common shares outstanding	25,488,294	24,573,469	25,633,721	24,668,489

Comprehensive (loss) income	$(2,246)	$5,187	$4,830	$3,193

See accompanying notes to consolidated financial statements (unaudited).

TNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$3,450	$1,443
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization of property and equipment	33,838	38,961
Amortization of intangible assets	30,070	28,516
Deferred income tax provision	1,507	246
Amortization of deferred financing costs	1,535	1,328
Loss on debt modification	—	5,487
Contingent consideration fair value adjustment	1,668	802
Stock compensation expense	4,170	6,628
Changes in operating assets and liabilities:
Accounts receivable, net	(8,683)	(3,956)
Prepaid expenses and other current assets	(4,466)	(3,376)
Other noncurrent assets	(2,989)	(768)
Accounts payable and accrued expenses	766	2,094
Deferred revenue	(194)	(397)
Other noncurrent liabilities	(301)	2,371
Net cash provided by operating activities:	60,371	79,379
Cash flows from investing activities:
Purchases of property and equipment	(34,647)	(35,890)
Business combinations, net of cash acquired	(224)	(4,012)
Net cash used in investing activities:	(34,871)	(39,902)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of financing fees of $6,265	—	368,756
Repayments of long-term debt	(34,375)	(398,120)
Proceeds from stock option exercises, inclusive of tax benefit	287	114
Purchase of treasury stock	(21,813)	(4,102)
Net cash used in financing activities:	(55,901)	(33,352)
Effect of exchange rates on cash and cash equivalents	2,146	384
Net (decrease) increase in cash and cash equivalents	(28,255)	6,509
Cash and cash equivalents, beginning of period	56,689	32,937
Cash and cash equivalents, end of period	$28,434	$39,446
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,252	$12,362
Cash paid for income taxes	$4,208	$3,776

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

Capital Structure

During the nine months ended September 30, 2012, the Company issued 8,637 shares of common stock following the exercise of stock options and 301,341 shares of common stock following the vesting of restricted stock units, of which 92,891 shares were surrendered by employees to satisfy payroll tax withholding obligations which the Company has retained as treasury shares. During the nine months ended September 30, 2011, the Company issued 22,367 shares of common stock following the exercise of stock options and 270,626 shares of common stock following the vesting of restricted stock units, of which 80,578 shares were surrendered by employees to satisfy payroll tax withholding obligations and held by the Company as treasury shares.  The Company retired 1,460,430 and 1,206,462 treasury shares during the nine months ended September 30, 2012 and 2011, respectively.

In July 2012, the Company’s Board of Directors authorized a share repurchase program for up to $30 million of the Company’s common stock over the period ending July 31, 2015, subject to compliance with financial and other covenants of the Company’s February 2012 Credit Facility. The Company commenced repurchasing shares during the three month period ended September 30, 2012 and repurchased 161,082 shares for a total cost of approximately $2.4 million.

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect adjustments (all of which are of a normal and recurring nature) that are necessary for the fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year. It is suggested that these unaudited consolidated financial statements and condensed notes be read in conjunction with the Company’s annual report on Form 10-K filed with the SEC on March 14, 2012, which includes audited consolidated financial statements and the notes thereto for the year ended December 31, 2011.

Significant Accounting Policies

We describe our significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the period ended September 30, 2012, except for the accounting pronouncements adopted as of January 1, 2012 which are discussed below.

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

In September 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance was adopted on January 1, 2012 and is reflected in our financial statement presentation of comprehensive income for the periods ending September 30, 2011 and 2012. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred indefinitely.

2. Acquisitions

Acquisition of Cequint

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

The potential $10.0 million of performance payments are recognized in a systematic and rational manner over the Earn-Out Period to the extent it is probable the milestones will be met. These costs are treated as compensation expense and are included in operating expenses in the Company’s consolidated statements of comprehensive income. In June 2011, the Earn-Out period commenced. During the three months ended September 30, 2012, $0.1 million of income has been included in selling, general and administrative expense in the Company’s consolidated statements of comprehensive income. During the nine months ended September 30, 2012, $0.5 million has been included as compensation expense in selling, general, and administrative expense in the Company’s consolidated statements of comprehensive income. During the three and nine months ended September 30, 2011, $0.5 million and $0.7 million, respectively, of compensation expense has been included in selling, general, and administrative expense in the Company’s consolidated statements of comprehensive income. As of September 30, 2012, $1.1 million has been included in accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheet.

During the three and nine months ended September 30, 2012, Cequint contributed revenue of $3.9 million and $10.7 million, respectively, and a net loss of $2.1 million and $6.4 million, respectively. During the three and nine months ended September 30, 2011, Cequint contributed revenue of $2.9 million and $8.3 million, respectively, and a net loss of $1.8 million and $4.1 million, respectively. The net loss for both periods does not include any allocation of shared operational or administrative costs. These amounts have been included in the Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2011 and 2012, respectively.

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

The Company estimates the fair value of the contingent consideration liability based on a probability weighted scenario approach to determine the likelihood and timing of the achievement of the relevant milestones described above. The significant unobservable inputs include adoption and churn rates for Cequint’s caller ID products and services at expected retail prices, probabilities assigned to each scenario, and risk-adjusted discount rates. These inputs involve management estimates and assumptions determined based on historical results, independent market studies, mobile operators’ projections, wireline caller ID results, and other relevant factors. Increases or decreases in the fair value of the contingent consideration liability result from changes in discount periods and rates, and changes in the timing and likely achievement of the relevant milestones. As higher probabilities are assigned to scenarios with significantly greater (lesser) adoption rates, there is a significant resulting increase (decrease) in the expected likelihood of milestone achievement as well as the fair value of the contingent consideration liability. Due to the inherent uncertainty in determining the expected launch of mobile application products by various mobile operators and the impact on management projections, delays in the estimated timing of such launch dates may also significantly impact the probabilities assigned to each milestone achievement and may result in a material decrease in the fair value of the contingent consideration liability. The ranges of risk-adjusted discount rates and probability of milestone achievement within the Earn-Out Period are summarized below:

Milestone	Probability of Milestone Payment	Risk-Adjusted Discount Rate
Milestone 1	100%	3.24%
Milestone 2	90%	8.95%
Milestone 3	60%	18.49%
Milestone 4	20%	33.24%

During the three months ended September 30, 2012 projected launch dates were delayed by approximately six months, which resulted in a decrease in the of the fair value of the contingent consideration, offsetting the accretion of interest due to the passage of time. The following table summarizes the change in the fair value of the contingent consideration liability for the three and nine months ended September 30, 2011 and 2012, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Change in Fair Value:
Fair value, beginning of period	$34,344	$31,338	$33,594	$30,487
Milestone payments	—	—	—	—
Total expense (income) included in earnings	918	(49)	1,668	802
Fair value, end of period	$35,262	$31,289	$35,262	$31,289

Acquisition of Transydian

On August 24, 2012, the Company acquired certain assets from Transydian, LLC for a purchase price of approximately $4.0 million. The initial purchase price is subject to a post-closing working capital adjustment.  The assets acquired primarily include an assembled workforce of software development personnel from Transydian as well as intangible assets. The intangible assets include non-compete agreements, developed technology, and customer relationships. The Company purchased these assets to assist with the development and maintenance of cost platforms that will help lower technology costs while maintaining or improving our service levels. The acquisition will be accounted for as a business combination under FASB ASC 805, Business Combinations, since the assets acquired comprise an integrated set of inputs and processes. The purchase price allocation below is preliminary as the Company is awaiting final valuations of the acquired intangible assets:

Goodwill	$3,210
Intangible assets	802
Net assets acquired	$4,012

The goodwill primarily reflects the acquisition of the assembled workforce and is expected to be deductible for tax purposes.

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

The key components of loss from discontinued operations related to the ATM processing business in Canada were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2011	2011

Net Sales	$470	$1,780
Operating expenses	981	3,144
Loss before taxes	(511)	(1,364)
Income tax expense	(27)	(27)
Loss from discontinued operations, net of income taxes	$(538)	$(1,391)

4. Restructuring

In August 2012, the Company implemented a plan to reduce its cost structure and improve operating efficiencies by reducing its workforce and implementing productivity improvement initiatives and expense reduction measures (2012 Restructuring Plan). In connection with the 2012 Restructuring Plan, the Company incurred approximately $2.8 million associated with its workforce reduction, of which $2.0 million is included in selling, general and administrative expense and $0.8 million is included in engineering and development expense in the accompanying consolidated statement of comprehensive income for the three and nine months ended September 30, 2012.

A summary of the liability for the 2012 Restructuring Plan is as follows (in thousands):

Balance as of January 1, 2012	$—
Severance and benefits	2,763
Total restructuring costs	2,763
Cash paid (1)	(244)
Remaining liability as of September 30, 2012	$2,519

(1)            Represents amounts paid during the three and nine months ended September 30, 2012

The above severance and benefits charges are based on estimates that are subject to change.  The remaining cash expenditures relating to workforce reductions are expected to be paid through 2015. As of September 30, 2012, $1.7 million of the total $2.5 million accrual for workforce reductions was classified as accounts payable, accrued expenses and other liabilities and the remaining $0.8 million was classified as other liabilities in the accompanying consolidated balance sheet.

5. Long-term Debt

Debt consists of the following (in thousands):

	December 31, 2011	September 30, 2012
Revolving credit facility	$34,370	$25,000
Term Loan	338,750	325,000
Total credit facility outstanding	373,120	350,000
Unamortized discount	(2,891)	(1,840)
Total	370,229	348,160
Less: Current portion, net of discount	(17,871)	—
Long-term portion	$352,358	$348,160

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

Payments on the Term Facility and Incremental Term Loan were due in quarterly installments over the term, with the remainder payable on November 18, 2015. Voluntary prepayments on the Term Facility and Incremental Term Loan were applied as directed by the Company. Interest on the outstanding balances under the term loan facilities was payable, at our option, at a rate equal to the higher of the prime rate announced by Suntrust Bank, the federal funds rate plus 50 basis points, or the one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points. The outstanding balance on the Revolving Facility was due on November 18, 2014. In February 2011, the Company made voluntary repayments of $15 million on the Revolving Facility. In September 2011, the Company made voluntary prepayments of $10 million on the Term Loan.

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

In accordance with the modifications and extinguishments requirements of FASB ASC 470, Debt, the Company recorded pre-tax losses of approximately $5.5 million which are classified in interest expense in the accompanying consolidated statement of comprehensive income for the nine months ended September 30, 2012. Of the total amount recorded, $3.6 million resulted from the write-off of unamortized financing costs and debt discount which were previously deferred and related to the November 2009 Credit Facility. On closing of the February 2012 Credit Facility, the Company incurred approximately $6.3 million in financing costs. The Company deferred $4.4 million which is being amortized using the effective interest method over the life of the February 2012 Credit Facility. The remaining $1.9 million of fees incurred were expensed and classified as interest expense.

At September 30, 2012, borrowing availability under the Revolving Facility was $73.6 million taking into consideration the principal amount outstanding of $25 million and letter of credit obligations of $1.4 million.

Payments on the Term Facility are due in quarterly installments over the term beginning June 30, 2012, with the remainder payable on February 2, 2017. Voluntary prepayments on the Term Facility are applied as directed by the Company. The outstanding balance on the Revolving Facility is due on February 2, 2017.  The terms of the February 2012 Credit Facility require the Company to make an annual prepayment in an amount that may range from 0% to 50% of the Company’s “excess cash flow” (as such term is defined in the Credit Agreement) depending on the Company’s Leverage Ratio for any fiscal year. Prepayments are also required to be made in other circumstances, including upon asset sales and sale-leaseback transaction in excess of $2 million. The Company is permitted to repay borrowings under the February 2012 Credit Facility at any time in whole or in part without premium or penalty. As of September 30, 2012, the Company has made voluntary prepayments of $25 million on the Term Loan, which have been applied to scheduled payments through March 2014.

The total scheduled remaining payments, which includes the Term Facility and additional amounts borrowed from the Revolving Facility under the February 2012 Credit Facility are as follows (in thousands):

2012	$—
2013	—
2014	16,563
2015	26,250
2016	26,250
Thereafter	280,937
Total	$350,000

In accordance with FASB ASC 820, Fair Value Measurement, the fair value of the long-term debt balance is based on Level 2 inputs in the fair value hierarchy. Level 2 inputs are defined as observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The fair value of the Company’s long-term debt is based upon quoted market prices for similar issuances of the same maturity, giving consideration to observable market-based inputs such as quality, interest rates, and other characteristics. As of September 30, 2012 and December 31, 2011, the Company believes the carrying amount of its long-term debt approximates its fair value due to the fact that the variable interest rate of the debt approximates a market rate.

Borrowings under the February 2012 Credit Facility (other than swing line loans) bear interest, at the Company’s option, at (i) the LIBOR rate, plus an applicable margin, or (ii) the “Index Rate,” which is defined as the highest of the prime rate announced by SunTrust Bank, the federal funds rate plus 0.50% per annum or the one-month LIBOR rate plus 1% per annum, plus an applicable margin.  All swing line loans bear interest at the Index Rate, plus an applicable margin. There is no LIBOR floor in the February 2012 Credit Facility. Interest payments on the February 2012 Credit Facility are due monthly, bi-monthly, or quarterly at the Company’s option. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company’s leverage ratio are as follows:

Leverage Ratio	Applicable Level	Applicable LIBOR Margin	Applicable Index Margin
> 2.75	Level I	3.00%	2.00%
> 2.00 and < 2.75	Level II	2.75%	1.75%
< 2.00	Level III	2.50%	1.50%

The weighted average interest rate for the three months ending September 30, 2012 and 2011 were 3.2% and 6.2%, respectively.

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

The terms of the February 2012 Credit Facility require the Company to comply with financial and nonfinancial covenants, including maintaining a maximum specified leverage ratio at the end of each fiscal quarter and a minimum consolidated fixed charge coverage ratio and complying with specified annual limits on capital expenditures. As of September 30, 2012, the Company is required to maintain a leverage ratio of less than 3.5 to 1.0. The Company’s leverage ratio as of September 30, 2012 was 2.5 to 1.0 (Level II). The maximum leverage ratio declines over the term of the February 2012 Credit Facility. The Company is also required to maintain a consolidated fixed charge coverage ratio of not less than 1.2 to 1.0. The Company’s consolidated fixed charge coverage ratio as of September 30, 2012 was 3.5 to 1.0. The February 2012 Credit Facility also contains nonfinancial covenants that restrict some of the Company’s corporate activities, including its ability to dispose of assets, incur additional debt, pay dividends, create liens, make investments, and engage in specified transactions with affiliates.  Noncompliance with any of the financial or nonfinancial covenants without cure or waiver would constitute an event of default under the February 2012 Credit Facility. An event of default resulting from a breach of a financial or nonfinancial covenant may result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the Revolving Facility. The February 2012 Credit Facility also contains other customary events of default (subject to specified grace periods), including defaults based on events of bankruptcy and insolvency, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties.

6. Stock-Based Compensation

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

Stock-based compensation expense has been included in the following categories in the accompanying consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Cost of network services	$186	$253	$493	$689
Engineering and development	294	351	927	979
Selling, general, and administrative	1,240	1,682	2,750	4,960
Total	$1,720	$2,286	$4,170	$6,628

As of September 30, 2012, there was a total of $14.7 million of unrecognized compensation cost related to stock-based awards, which is expected to be recognized over a weighted average period of approximately two years.

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

During the three months ended September 30, 2012, the Company granted 25,120 stock options and 93,113 restricted stock units at a weighted average estimated fair value of $9.21 and $15.56 respectively. During the nine months ended September 30, 2012 the Company granted 398,686 stock options and 282,653 restricted stock units at a weighted average estimated fair value of $9.21 and $20.52, respectively. During the three months ended September 30, 2011 the Company granted 626,889 stock options and 115,141 restricted stock units at a weighted average estimated fair value of $8.73 and $16.70, respectively. During the nine months ended September 30, 2011 the Company granted 626,889 stock options and 297,291 restricted stock units at a weighted average estimated fair value of $8.73 and $17.74, respectively. As of September 30, 2012, there was a total of $13.7 million of unrecognized compensation expense related to these awards, which is included in the $14.7 million total unrecognized compensation cost mentioned above.

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

The achievement of market-based performance conditions is considered in the estimate of the grant date fair value using a Monte Carlo simulation. Compensation expense for these awards is recognized regardless of whether the market condition is achieved as long as the requisite service is provided. The grant date fair value for the 2011 Equity Performance Awards with market-based performance conditions was $12.35. As these grants are classified as equity, the grant date fair value will not be subsequently re-measured on each reporting period. As of September 30, 2012, there was a total of $0.2 million related to the 2011 Equity Performance Awards of unrecognized compensation expense related to these performance based awards which is included in the $14.7 million total unrecognized compensation cost mentioned above.

Non-market-based performance condition — The remaining shares under the 2011 Equity Performance Awards, are non-market-based performance awards. The performance conditions are based on the achievement of revenue and EBITDA before stock compensation targets.  As of September 30, 2012, based on projected achievement levels, we expect 41%, or 41,000 shares, of the target payout to be issued. The grant date fair value of the awards was $16.69. As of September 30, 2012, there was a total of $0.2 million of unrecognized compensation expense related to these performance based awards which is included in the $14.7 million total unrecognized compensation cost mentioned above.

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

The achievement of market-based performance conditions is considered in the estimate of the grant date fair value using a Monte Carlo simulation. Compensation expense for these awards is recognized regardless of whether the market condition is achieved as long as the requisite service is provided. The grant date fair value for the 2012 Equity Performance Awards with market-based performance conditions was $17.78. As these grants are classified as equity, the grant date fair value will not be subsequently remeasured on each reporting period. As of September 30, 2012, there was a total of $0.6 million related to the 2012 Equity Performance Awards of unrecognized compensation expense related to these performance based awards which is included in the $14.7 million total unrecognized compensation cost mentioned above.

Non-market-based performance condition — The remaining shares under the 2012 Equity Performance Awards, are non-market-based performance awards.  The performance conditions are based on the achievement of revenue and EBITDA before stock compensation targets.  As of September 30, 2012, based on projected achievement levels, the Company does not expect any of the target payout to be issued.

7. Income Taxes

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

The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 of 71.7% and 60.1%, respectively, differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

With few exceptions, the Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2003 through 2011.

8. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Net income (loss)	$1,598	$2,978	$3,450	$1,443
Foreign currency translation adjustments	(3,844)	2,209	1,380	1,750
Total comprehensive (loss) income	$(2,246)	$5,187	$4,830	$3,193

9. Net Income Per Common Share

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

The treasury stock effect of options to purchase 1,641,104 shares of common stock that were outstanding as of September 30, 2012, and options to purchase 1,192,988 shares of common stock that were outstanding as of September 30, 2011 were excluded from the computation of diluted net income per common share for the three months ended September 30, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

The Company’s basic and diluted earnings per common share are presented below (in thousands except share and per share data).

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Income from continuing operations	$2,136	$2,978	$4,841	$1,443
Loss from discontinued operations	(538)	—	(1,391)	—
Net income	$1,598	$2,978	$3,450	$1,443
Weighted average common share calculation:
Basic weighted average common shares outstanding	25,197,227	24,445,108	25,385,753	24,434,472
Treasury stock effect of outstanding options to purchase	137,906	56,960	133,861	95,632
Treasury stock effect of unvested restricted stock units	153,161	71,401	114,107	138,385
Diluted weighted average common shares outstanding	25,488,294	24,573,469	25,633,721	24,668,489
Net income per common share:
Basic
Continuing Operations	$0.08	$0.12	$0.19	$0.06
Discontinued Operations	(0.02)	—	(0.05)	—
Basic net income per common share	$0.06	$0.12	$0.14	$0.06
Diluted
Continuing Operations	$0.08	$0.12	$0.19	$0.06
Discontinued Operations	(0.02)	—	(0.05)	—
Diluted net income per common share	$0.06	$0.12	$0.14	$0.06

10. Segment Information

The Company’s management evaluates revenues for three business divisions: telecommunication services, payment services and financial services. The Company operates as one reportable segment since the chief operating decision maker allocates resources based on the consolidated financial results.

Revenue for the Company’s three business divisions is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Revenues:
Telecommunication services	$74,471	$70,580	$214,402	$213,073
Payment services	51,278	50,257	152,408	150,598
Financial services	16,982	16,368	50,596	49,222
Total revenues	$142,731	$137,205	$417,406	$412,893

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

Acquisitions

On October 1, 2010, we completed the acquisition of Cequint, Inc. (Cequint) in accordance with the terms and conditions of the Agreement and Plan of Merger dated September 8, 2010 (see Note 2). The purchase price, following working capital adjustments, included an initial payment of $50.0 million, consisting of $46.9 million in cash and $3.1 million (178,823 shares) in TNS common stock issued to certain Cequint shareholders, and may be adjusted in the future for a potential additional $52.5 million in cash based upon the achievement of four specified profit milestones not to extend past May 31, 2014, for a potential total purchase price of $102.5 million. In addition to the contingent consideration of up to $52.5 million, there are additional performance payments which may be payable to key personnel, based on the achievement of the same four profit-related milestones of up to $10.0 million. To the extent the additional $10.0 million is probable to be earned, it will be amortized over the expected service period and included in operating expenses in our consolidated statements of comprehensive income. During the three and nine months ended September 30, 2012, $0.1 million of income and $0.5 million of compensation expense has been included in selling, general and administrative expense in the Company’s consolidated statements of comprehensive income, respectively. During the three and nine months ended September 30, 2011, $0.5 million and $0.7 million, respectively, of compensation expense has been included in selling, general, and administrative expense in the Company’s consolidated statements of comprehensive income. We funded the transaction through a new $50.0 million term loan facility using a portion of the accordion feature of our November 2009 Credit Facility (see Note 5).

Cequint provides carrier grade caller identification products and enhanced services to top U.S.-based mobile operators. We have integrated Cequint into our telecommunication services division. This acquisition has been accounted for as a business combination under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations.

On August 24, 2012, the Company acquired certain assets from Transydian, LLC for a purchase price of approximately $4.0 million. The initial purchase price is subject to a post-closing working capital adjustment. The assets acquired primarily include an assembled workforce of software development personnel from Transydian, as well as intangible assets. The Company purchased these assets to assist with the development and maintenance of software platforms that will help lower our technology costs while maintaining or improving our service levels.

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

Restructuring Costs

In August 2012, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce and implementing productivity improvement initiatives and expense reduction measures (2012 Restructuring Plan). In connection with the 2012 Restructuring Plan, we incurred approximately $2.8 million associated with our workforce reduction, of which $2.0 million is included in selling, general and administrative expense and $0.8 million is included in engineering and development expense in the accompanying consolidated statement of comprehensive income for the three and nine months ended September 30, 2012. In addition, we anticipate recording additional charges related to workforce reductions during the fourth quarter.

Share Repurchase Plan

In July 2012, the Company’s Board of Directors authorized a share repurchase program for up to $30 million of the Company’s common stock over the period ending July 31, 2015, subject to compliance with financial and other covenants of the Company’s February 2012 Credit Facility. The Company commenced repurchasing shares during the three month period ended September 30, 2012, repurchasing 161,082 shares for a total cost of $2.4 million.

Results of Operations

The following table sets forth, for the periods indicated selected statements of comprehensive income data (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Revenues	$142,731	$137,205	$417,406	$412,893
Operating expenses:
Cost of network services, exclusive of the items shown separately below	70,714	69,758	209,547	213,286
Engineering and development	11,657	12,265	33,997	34,188
Selling, general, and administrative	26,241	25,699	75,495	75,526
Contingent consideration fair value adjustment	918	(49)	1,668	802
Depreciation and amortization of property and equipment	10,912	13,168	33,838	38,961
Amortization of intangible assets	9,888	9,705	30,070	28,516
Total operating expenses	130,330	130,546	384,615	391,279
Operating income	12,401	6,659	32,791	21,614
Interest expense	(6,266)	(3,191)	(19,394)	(16,673)
Interest income	52	57	193	163
Other (expense) income, net	(150)	50	(1,471)	(15)
Income from continuing operations before income tax provision	6,037	3,575	12,119	5,089
Income tax provision	(3,901)	(597)	(7,278)	(3,646)
Income from continuing operations	2,136	2,978	4,841	1,443
Loss from discontinued operations	(538)	—	(1,391)	—
Net income	$1,598	$2,978	$3,450	$1,443

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues.  Total revenues decreased $5.5 million, or 3.9%, to $137.2 million for the three months ended September 30, 2012, from $142.7 million for the three months ended September 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $2.3 million. Excluding the effect of foreign exchange rates, total revenues decreased $3.2 million, or 2.3%, to $139.5 million for the three months ended September 30, 2012.

Telecommunication services division.  Revenues from the telecommunication services division decreased $3.9 million, or 5.2%, to $70.6 million for the three months ended September 30, 2012, from $74.5 million for the three months ended September 30, 2011 as follows:

Identity and verification services revenue decreased $2.2 million, or 6.9%, to $29.7 million due to a $1.7 million reduction resulting from fewer queries to wireless carrier data by peering partners in connection with the launch of wireless caller name products, a $1.5 million contract price concession given to a peering partner in connection with the anticipated launch of wireless caller name services with a second tier-one mobile operator, $0.7 million due to the renewal of certain customer contracts, and $0.3 million from lower volumes in legacy payphone fraud and validation services. These decreases were partially offset by $2.0 million of volume growth in our caller name access business.

Network services revenue decreased $3.3 million, or 11.5%, to $25.4 million due to $1.9 million related primarily to price concessions and to a lesser extent from volume reductions which principally resulted from industry consolidation, $0.9 million due to pass-through regulatory charges, and a reduction of $0.5 million of project related work.

Registry services revenue decreased $0.3 million, or 5.2%, to $5.5 million due to $0.5 million related primarily to price concessions and to a lesser extent from volume reductions which principally resulted from industry consolidation. These decreases were partially offset by increased usage of IP registry services.

Roaming and clearing revenue increased $0.9 million, or 16.7%, to $6.1 million due primarily to increased demand for data roaming services. This was partially offset by a reduction in traffic of approximately $0.8 million from certain customers entering into direct peering relationships. We have recently seen an increase in the competive environment for roaming and clearing solutions and as a result in 2013 it is likely our revenue per message will decrease and depending upon the volume we transport our roaming and clearing revenues may decrease.

Mobile applications (Cequint) revenue increased $1.0 million, or 33.3%, to $3.9 million due to an increase of $1.5 million in the wireless caller name product that was introduced in partnership with a tier-one mobile operator in the third quarter of 2011. This was partially offset by a $0.5 million reduction in CityID revenues primarily from another tier-one mobile operator that is transitioning to the wireless caller name product.

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

Payment services division.  Revenues from the payment services division decreased $1.0 million, or 2.0%, to $50.3 million for the three months ended September 30, 2012 from $51.3 million for the three months ended September 30, 2011.  The negative effect of foreign currency translation on a year-over-year basis was $2.0 million. Excluding the effect of foreign exchange rates, revenues increased $1.0 million to $52.3 million as follows:

Network services increased $0.2 million, or 0.4%, to $41.1 million, as follows:

•                   North America: revenue decreased $0.6 million, or 5.0%, to $12.2 million due to reductions in dial transaction volumes.

•                   Europe: revenue increased $0.8 million, or 3.2%, to $24.8 million due primarily to $1.3 in market share gains for dial services and IP-based network services primarily in UK, France and Romania, partially offset by $0.5 million decrease in dial-based network services from existing customers primarily in the UK, France and Spain.

•                    Asia Pacific: revenue was flat due to $0.3 million from volume increases in new markets in Asia, primarily in Taiwan, and $0.2 million of market share gains for IP-based network services offset by $0.5 million in lower dial transaction volumes in Australia.

Payment gateway services increased $1.1 million, or 13.6%, to $9.5 million. Certain 2011 amounts have been reclassified to the North American region from the Asia Pacific region to conform to current-period presentation of revenue. The increase is due to the following:

•                    North America: revenue increased $0.5 million, or 31.7%, to $2.3 million due primarily to market share gains in cardholder-not-present services.

•                    Europe: revenue increased $1.2 million, or 50.4%, to $3.5 million due primarily to $1.0 million in market share gains and to a lesser extent from increases in transaction volumes of cardholder present services from existing customers in the UK.

•                    Asia Pacific: revenue decreased $0.5 million, or 12.5%, to $3.7 million, due to $0.6 million decrease in development revenue, partially offset by an increase of $0.1 million related to increased volumes.

Payment processing and other services decreased $0.4 million, or 18.3%, to $1.6 million, due primarily to a decrease in transaction volumes and to a lesser extent from lower average transaction pricing.

Future revenue growth in the payment services division depends on a number of factors including the success of our IP-related network services and payment gateway services, the success of our payment products in countries we have recently entered, the total number of transactions we transport, and the effect of global economic conditions on merchant transaction volumes. Smaller merchants, which represent a large portion of the user base for our dial-up services, in our opinion have been more adversely impacted by recent global economic conditions than the larger merchants and may take longer to recover if and when the economy improves. We have continued to see a reduction in the growth rates of our dial-up transaction volumes in many of the markets in which we operate, which we primarily attribute to the overall weakness of the global economy.

Financial services division.  Revenues from the financial services division decreased $0.6 million, or 3.6%, to $16.4 million for the three months ended September 30, 2012, from $17.0 million for the three months ended September 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $0.3 million. Excluding the impact of foreign exchange rates, financial services revenue decreased 2.5% or $0.4 million to $16.7 million on a constant currency basis as follows:

Network services revenues decreased due to the following:

•                    North America: revenue decreased $0.9 million, or 7.9%, to $10.0 million due to a reduction of $1.0 million primarily from the loss of customer trading connections and market data access services believed to be attributable to negative economic factors impacting the financial services industry and a reduction of $0.8 million due to the restructuring of an agreement with a customer on October 1, 2011 which resulted in a reduction of both revenue and commission payable (which was included in sales, general, and administrative expenses). These decreases were  partially offset by $0.9 million in sales of bandwidth-based services marketed primarily to participants in the foreign exchange community.

•                    Asia Pacific: revenue increased $0.2 million, or 7.4%, to $2.9 million due to $0.5 million related to the continued expansion of the number of customer endpoints connected to the network, partially offset by $0.3 million related to disconnects of customer trading connections as the financial services industry consolidates in certain markets in this region.

•                    Europe: revenue increased $0.2 million, or 6.6%, to $3.7 million due to market share gains of $0.3 million which were partially offset by $0.1 million related to the loss of endpoints.

Future revenue growth in the financial services division depends on a number of factors including the number of connections to and through our network as well as the success of our new product offerings. During 2011 and 2012, a number of our equity trading customers, primarily in North America and Europe, and to a lesser extent Asia, consolidated the number of connections to other customers on our network resulting in lower average revenue per endpoint.

Cost of network services. Cost of network services decreased $1.0 million, or 1.4%, to $69.8 million for the three months ended September 30, 2012, from $70.7 million for the three months ended September 30, 2011. On a constant dollar basis, cost of network services would have decreased $0.3 million to $70.4 million. The decrease was due to the following:  a reduction of telecommunications services division costs of $0.9 million due primarily to lower volumes and to a lesser extent from cost savings initiatives partially offset by increased compensation paid to providers of calling name and line information database records; a reduction of payments division costs of $0.2 million primarily from lower dial-up transaction volumes partially offset by increased costs related to growth in IP-based network services; an increase of $0.3 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific; and an increase of $0.5 million in shared network, payroll and overhead expense primarily to support our IP network services, roaming and clearing and payment gateway platforms.

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

Engineering and development expense.  Engineering and development expense increased $0.6 million, or 5.2%, to $12.3 million for the three months ended September 30, 2012, from $11.7 million for the three months ended September 30, 2011. On a constant dollar basis, engineering and development expense increased $0.7 million, or 5.6%, to $12.3 million, and represented 8.8% and 8.2% of revenues for the three months ended September 30, 2012 and 2011, respectively. The increase in engineering and development costs was primarily due to headcount related costs of approximately $0.8 million, and restructuring costs of approximately $0.7 million. These increases were partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $0.8 million due to increased utilization of employees and to focus on our investment in our growth initiatives.

Selling, general and administrative expense.  Selling, general and administrative expenses decreased $0.5 million, or 2.1%, to $25.7 million for the three months ended September 30, 2012, from $26.2 million for the three months ended September 30, 2011. On a constant dollar basis selling, general and administrative expenses would have decreased $0.1 million, or 0.8%, to $26.1 million and represented 18.7% and 18.4% of revenues for the three months ended September 30, 2012 and 2011, respectively. The decrease is primarily due to a decrease of $1.7 million in variable compensation and $0.8 million reduction in third party commission expense to a financial services division customer in connection with the restructuring  of their agreement on October 1, 2011. These decreases were partially offset by an increase of $1.8 million of severance expense related to restructuring, $0.4 million in stock compensation due primarily to the timing of the grant of stock based awards, and $0.2 million increase in payroll and overhead expense due to increased headcount and other costs to align our resources with our growth initiatives.

Contingent consideration fair value adjustment.  Contingent consideration fair value adjustment of $0.1 million of income for the three months ended September 30, 2012, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 2 to the financial statements for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our consolidated statement of comprehensive income.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $2.3 million, or 20.7%, to $13.2 million for the three months ended September 30, 2012, from $10.9 million for the three months ended September 30, 2011. There was no significant currency impact on depreciation and amortization expense for the period.  Depreciation and amortization represented 9.5% and 7.6% of revenue for the three months ended September 30, 2012 and 2011, respectively. This increase is primarily due to capital expenditures to support each of our growth initiatives.

Amortization of intangible assets.  Amortization of intangible assets decreased $0.2 million, or 1.8%, to $9.7 million for the three months ended September 30, 2012, from $9.9 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, impairment charges of $0.3 million were recorded related to certain customer relationships. Excluding these impairment charges, amortization of intangible assets decreased $0.5 million due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense decreased $3.1 million, or 49.1%, to $3.2 million for the three months ended September 30, 2012, from $6.3 million for the three months ended September 30, 2011. Amortization of deferred financing fees and original issue discount for the three months ended September 30, 2012 and 2011 was $0.4 million and $0.5 million, respectively. Excluding these charges, cash interest expense decreased $3.0 million to $2.8 million for the three months ended September 30, 2012 from $5.8 million for the three months ended September 30, 2011, primarily due to the lower average interest rates as a result of the refinancing the November 2009 Credit Facility in February 2012.

Other (expense) income, net.  Other (expense) income was income of $0.1 million for the three months ended September 30, 2012 compared to a loss of $0.2 million for the three months ended September 30, 2011. Included in other income (expense) was income of approximately $0.1 million and a loss of $0.2 million for the three months ended September 30, 2012 and 2011, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro, Japanese Yen and Australian dollar.

Income tax provision.  For the three months ended September 30, 2012, our income tax provision was approximately $0.6 million compared to $3.9 million for the three months ended September 30, 2011. Our effective tax rate was 16.7% and 64.6% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenues.  Total revenues decreased $4.5 million, or 1.1%, to $412.9 million for the nine months ended September 30, 2012, from $417.4 million for the nine months ended September 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $5.4 million. On a constant currency basis, total revenues increased $0.9 million for the nine months ended September 30, 2012.

Telecommunication services division.  Revenues from the telecommunication services division decreased $1.3 million, or 0.6%, to $213.1 million for the nine months ended September 30, 2012, from $214.4 million for the nine months ended September 30, 2011 as follows:

•      Identity and verification services revenue increased $2.4 million, or 2.7%, to $91.9 million due to $7.2 million primarily due to market share gains and volume growth in our caller name access business and $3.7 million from caller name storage contract wins. These were partially offset by decreases of $3.2 million due to an anticipated contract price concession given to a peering partner in connection with the anticipated launch of our wireless caller name service with our second tier one mobile operator, $2.6 million due to the renewal of certain customer contracts, $1.9 million due to lower queries to wireless data and $0.8 million from lower volumes in our legacy payphone fraud and validation services.

•      Network services revenue decreased $5.8 million, or 7.0%, to $77.9 due to a  $5.5 million decrease related primarily to price concessions on call signaling routes as a result of industry consolidation and a reduction of $2.0 million of pass-through revenues from regulatory message signaling unit charges. These decreases were partially offset by increased revenue of $1.7 million due to higher demand for connectivity and signaling services from existing customers.

•      Roaming and clearing revenue increased $2.4 million, or 16.9%, to $16.7 million due to market share gains and increased demand for data roaming services from existing customers partially offset by reduced volumes from certain customers who have entered into direct peering relationships for the exchange of traffic.

•      Registry services revenue decreased $2.8 million, or 15.4%, to $15.8 million due to $0.9 million related to the expiry in May 2011 of a transition services agreement acquired through the CSG acquisition, $1.3 million due to price concessions on the renewal of certain customer contracts due primarily to industry consolidation and $0.9 million from reduced volumes. These decreases were partially offset by $0.3 million from increased usage of our IP registry services.

•      Mobile applications (Cequint) revenue increased $2.4 million, or 29.0%, to $10.7 million due to an increase of $2.8 million in the wireless caller name product that was introduced in partnership with a tier one mobile operator in the third quarter of 2011. This was partially offset by a $0.4 million reduction in CityID revenues primarily from another tier one mobile operator that is transitioning to the wireless caller name product.

Payment services division.  Revenues from the payment services division decreased $1.8 million, or 1.2%, to $150.6 million for the nine months ended September 30, 2012 from $152.4 million for the nine months ended September 30, 2011.  The negative effect of foreign currency translation on a year-over-year basis was $4.9 million. Excluding the effect of foreign exchange rates, revenues increased $3.1 million to $155.5 million as follows:

Network services decreased $1.9 million, or 1.5%, to $120.4 million, as follows:

•                    North America: revenue decreased $2.8 million, or 6.9%, to $37.8 million due to the following: $1.3 million in lower average transaction pricing from the renewal of certain customer contracts at the end of the second quarter of 2011 and $1.5 million of reductions in dial transaction volumes.

•                    Europe: revenue increased $1.0 million, or 1.5%, to $70.5 million due to $3.7 million in market share gains for IP-based network services from existing customers, mainly in the UK, Spain, and Romania. These increases were partially offset by a $2.7 million decrease in dial-based network services in the UK, France and other markets.

•                    Asia Pacific: revenue decreased $0.1 million, or 0.9%, to $11.7 million due to $1.5 million in lower transaction volumes from the loss by our Australian telecommunications partner of a portion of its wholesale business, offset by an increase of $1.4 million in transaction volumes in other markets in Asia, primarily Taiwan.

Payment gateway services increased $6.2 million, or 26.1%, to $29.9 million. Certain 2011 amounts have been reclassified to the North American region from the Asia Pacific region to conform to current-period presentation of revenue. The increase is due to the following:

•                    North America: revenue increased $4.2 million, or 78.2%, to $9.7 million primarily due to $2.0 million related to a new contract arrangement with an existing customer, $1.0 million of increased demand for cardholder-not-present services, and $1.2 million related to the expansion of an existing customer’s contract in the second quarter of 2011.

•                    Europe: increased $2.9 million, or 43.3%, to $9.4 million due primarily to $2.3 million market share gains and to a lesser extent from increases in transaction volumes of cardholder present services in the UK and an increase in development revenue of $0.6 million in France.

•                    Asia Pacific: revenue decreased $0.9 million, or 7.8%, to $10.6 million due primarily to a decrease of $1.7 million in development revenue, partially offset by an increase of $0.8 million related to increased volumes from new and existing customers.

Payment processing and other services decreased $1.3 million, or 20.3%, to $5.2 million, due primarily to the decrease in transaction volumes and to a lesser extent lower average transaction pricing.

Financial services division.  Revenues from the financial services division decreased $1.4 million, or 2.7%, to $49.2 million for the nine months ended September 30, 2012, from $50.6 million for the nine months ended September 30, 2011. The negative effect of foreign exchange translation on a year-over-year basis was $0.5 million. Excluding the impact of foreign exchange rates, financial services revenue decreased $0.9 million, or 1.8%, to $49.7 million as follows:

Network services:

•                    North America: revenue decreased $2.8 million, or 8.4%, to $30.3 million due to $2.6 million from the loss of endpoints and market data access services believed to be attributable to negative economic factors impacting the financial services industry and a reduction of $2.3 million due to the restructuring of an agreement with a customer on October 1, 2011 which resulted in a reduction of both revenue and commission payable (which was included in sales, general, and administrative expenses). These decreases were partially offset by an increase of $2.1 million in sales of bandwidth based services marketed primarily to participants in the foreign exchange community.

•                    Asia Pacific: revenue increased $1.1 million, or 14.5%, to $8.5 million due to $2.1 million related to the continued expansion of the number of customer endpoints connected to our network, partially offset by $1.0 million related to disconnects of customer trading connections as the financial services industry consolidates in certain markets in this region.

•                    Europe: revenue increased $0.8 million, or 7.6%, to $10.9 million due to market share gains of $1.3 million which were partially offset by $0.5 million related to the loss of endpoints.

Cost of network services.  Cost of network services increased $3.7 million, or 1.8%, to $213.3 million for the nine months ended September 30, 2012, from $209.6 million for the nine months ended September 30, 2011. On a constant dollar basis, cost of network services would have increased $5.7 million to $215.3 million. This was due to the following increases: $3.8 million due to higher volumes in our telecommunication services division primarily related to increased demand for our identity and verification services and to a lesser extent from increased compensation paid to providers of calling name and line information database records; $2.5 million in shared network, payroll and overhead expense primarily to support our IP network services, roaming and clearing and payment gateway platforms; and $1.2 million in our financial services division due primarily to increased connectivity costs in North America and to a lesser extent increases to support revenue growth in Europe and Asia Pacific. These increases were partially offset by a decrease of $0.9 million due to cost savings initiatives to reduce network services costs and $0.9 million of regulatory charges which are passed through to our customers.

Engineering and development expense.  Engineering and development expense increased $0.2 million, or 0.6%, to $34.2 million for the nine months ended September 30, 2012, from $34.0 million for the nine months ended September 30, 2011.  On a constant dollar basis, engineering and development expense increased $0.3 million, or 0.9%, to $34.3 million, and represented 8.2% of revenues for the nine months ended September 30, 2012 and 2011. The increase in engineering and development costs was primarily due to additional headcount related cost of $4.1 million partially offset by an increase in capitalized software development costs, which are offset against engineering and development costs, of $3.8 million due to increased utilization of current employees and new resources to focus on our investment in our growth initiatives.

Selling, general and administrative expense.  Selling, general and administrative expenses remained flat at $75.5 million for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011. On a constant dollar basis, selling, general and administrative expenses would have increased $0.9 million, or 1.2%, to $76.4 million and represented 18.3% and 18.1% of revenues for the nine months ended September 30, 2012 and 2011, respectively. The increase is primarily due to $2.2 million increase of stock compensation expense due primarily to the timing of issuance of performance awards in the third quarter of 2011, $1.9 million in payroll and overhead expense due to increased headcount and other costs to align our resources with our growth initiatives, and $1.6 million in restructuring costs. These increases were partially offset by a $2.3 million reduction in commission expense to a financial services division customer in connection with the restructuring of their agreement on October 1, 2011, $1.5 million decrease in variable compensation and $1.0 million decrease in professional fees and other costs.

Contingent consideration fair value adjustment.  Contingent consideration fair value adjustment of $0.8 million for the nine months ended September 30, 2012, represents the change in the fair value of the liability recorded for the additional consideration which may be payable in relation to the acquisition of Cequint, Inc. See Note 2 to the financial statements for further details regarding the Cequint contingent consideration. This liability will be re-measured each reporting period and changes in the fair value will be recorded through this line item in our consolidated statement of comprehensive income.

Depreciation and amortization of property and equipment.  Depreciation and amortization of property and equipment increased $5.2 million, or 15.1%, to $39.0 million for the nine months ended September 30, 2012, from $33.8 million for the nine months ended September 30, 2011. On a constant dollar basis, depreciation and amortization of property and equipment increased $5.3 million to $39.2 million and represented 9.4% and 8.1% of revenue for the nine months ended September 30, 2012 and 2011, respectively. Included in depreciation and amortization of property and equipment for the nine months ended September 30, 2011 was an accelerated depreciation charge of $0.7 million related to the phasing out of $6.2 million of surplus network assets and software as a result of the integration of the CSG and TNS networks. Excluding the accelerated charges, depreciation and amortization of property and equipment for the nine months ended September 30, 2012 increased $6.0 million due to capital expenditures to support our growth initiatives.

Amortization of intangible assets.  Amortization of intangible assets decreased $1.6 million, or 5.2%, to $28.5 million for the nine months ended September 30, 2012, from $30.1 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, impairment charges of $0.3 million were recorded related to certain customer relationships. Excluding these impairment charges, amortization of intangible assets decreased $1.9 million due to certain intangible assets reaching the end of their economic useful lives.

Interest expense.  Interest expense decreased $2.7 million, or 14.0%, to $16.7 million for the nine months ended September 30, 2012, from $19.4 million for the nine months ended September 30, 2011. Included in this decrease were charges of $5.5 million related to the write-off of debt discount and deferred financing fees following the refinancing of the November 2009 Credit Facility in February 2012. Amortization of deferred financing fees and original issue discount, excluding the write-offs as a result of refinancing, was $1.3 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. Excluding these write-offs and charges, cash interest expense decreased $8.0 million to $9.9 million for the nine months ended September 30, 2012 from $17.9 million for the nine months ended September 30, 2011, primarily due to the lower average interest rates as a result of the refinancing the November 2009 Credit Facility in February 2012.

Other (expense) income, net.  Other (expense) income was a loss of $0.1 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. Included in other income (expense) was a loss of  approximately $0.1 million compared to a loss of $1.7 million for the nine months ended September 30, 2012 and 2011, respectively, related to foreign currency revaluation. These revaluation amounts were due to fluctuations in the value of the U.S. dollar, principally against the Euro, Japanese Yen, and Australian dollar.

Income tax provision.  For the nine months ended September 30, 2012, our income tax provision was approximately $3.6 million compared to $7.3 million for the nine months ended September 30, 2011. Our effective tax rate was 71.7% and 60.1% for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the application of a valuation allowance against certain U.S. tax attributes and profits of our international subsidiaries being taxed at rates different than the U.S. federal statutory rate.

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

Adjusted EBITDA is determined by adding the following items to Net Income, the closest GAAP financial measure: loss from discontinued operations, income tax provision, other income (expense), interest expense, depreciation and amortization of property and equipment, amortization of intangibles, change in fair value of contingent consideration, milestone compensation expense, restructuring costs other one-time items and stock compensation expense.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Adjusted EBITDA:
Net income (GAAP)	$1,598	$2,978	$3,450	$1,443
Add back the following items:

Loss on discontinued operations	538	—	1,391	—
Provision for income taxes	3,901	597	7,278	3,646
Other (expense) income, net	150	(50)	1,471	15
Interest income	(52)	(56)	(192)	(163)
Interest expense	6,266	3,191	19,394	16,673
Depreciation and amortization of property and equipment	10,912	13,168	33,838	38,961
Amortization of intangible assets	9,888	9,705	30,070	28,516
Contingent consideration fair value adjustment (1)	918	(49)	1,668	802
Restructuring costs	—	2,763	276	2,763
Earnout milestone compensation (2)	526	(40)	667	498
Stock compensation expense	1,720	2,286	4,170	6,628
Adjusted EBITDA	$36,365	$34,493	$103,481	$99,782

Adjusted Net Income:
Net income (GAAP)	$1,598	$2,978	$3,450	$1,443
Add back the following items:
Loss on discontinued operations	538	—	1,391	—
Provision for income taxes	3,901	597	7,278	3,646
Amortization of intangible assets	9,888	9,705	30,070	28,516
Contingent consideration fair value adjustment	918	(49)	1,668	802
Restructuring costs	—	2,763	276	2,763
Earnout milestone compensation	526	(40)	667	498
Other debt related costs (3)	457	383	1,535	6,806
Stock compensation expense	1,720	2,286	4,170	6,628
Adjusted Net Income before income taxes	19,546	18,623	50,505	51,102
Income tax provision at 20%	(3,909)	(3,725)	(10,101)	(10,220)
Adjusted Net Income	$15,637	$14,898	$40,404	$40,882
Diluted weighted average common shares outstanding	25,488,294	24,573,469	25,663,721	24,668,489
Adjusted Net Income per common share	$0.61	$0.61	$1.58	$1.66

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

(3)                                 Other debt related costs for the nine months ended September 30, 2012 represents the amortization of deferred financing costs of $0.4 million and the loss on debt extinguishment of $5.5 million related to the February 2012 Credit Facility refinancing. See Note 5.

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

Our operations provided us cash of $79.4 million for the nine months ended September 30, 2012, which was attributable to a net income of $1.4 million, depreciation, amortization and other non-cash charges of $82.0 million and an increase in working capital of $4.0 million due primarily to timing differences. Our operations provided us cash of $60.4 million for the nine months ended September 30, 2011, which was attributable to net income of $3.5 million, depreciation, amortization and other non-cash charges of $72.8 million and an increase in working capital of $15.9 million. The increase in working capital relates primarily to the reversal of the $10.5 million working capital decrease from the fourth quarter of 2010, during the nine months ended September 30, 2011, and to a lesser extent from delays in collections in the third quarter of 2011 which reversed early in the fourth quarter of 2011.

We used cash of $35.9 million and $34.9 million in investing activities for the nine months ended September 30, 2012, and 2011, respectively, for capital expenditures. Our capital expenditures in 2011 and 2012 are focused on our growth initiatives, including mobile applications, our payment gateway, verification services, IP registry and roaming and clearing services. In addition to capital expenditures during the nine months ended September 30, 2012, the Company also invested in a business combination of $4.0 million.

We used cash of $33.4 million for financing activities for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we refinanced our amended November 2009 Credit Facility to take advantage of current interest rates. As a result of the refinancing, we repaid $373.1 million related to the November 2009 Credit Facility and received $368.8 million in proceeds of issuance from the February 2012 Credit Facility. The proceeds include $375.0 million of term debt, reduced by $6.3 million of fees paid to issue the debt. In addition, in May 2012 we voluntarily prepaid $20 million and in August 2012 we prepaid $5 million on the February 2012 Credit Facility. We also used $2.4 million to repurchase stock as part of the Company’s authorized share repurchase program (see Note 1) as well as $1.7 million to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units, and we received $0.1 million from the exercise of employee stock options. We used cash of $55.9 million for financing activities for the nine months ended September 30, 2011. This consisted primarily of $34.4 million voluntary payments on the November 2009 Credit Facility. In addition, $20.3 million was used to repurchase stock as part of the Company’s authorized share repurchase program during the prior year as well as $1.5 million to repurchase stock to satisfy employee tax withholding requirements on the vesting of restricted stock units, and we received $0.3 million from the exercise of employee stock options.

A portion of the undistributed earnings of our UK and Irish subsidiaries are not considered indefinitely reinvested, as we do not have specific plans for reinvestment plans of the current and future earnings of these subsidiaries in the foreseeable future. Undistributed earnings of our other international subsidiaries are considered indefinitely reinvested. As of September 30, 2012, approximately $3.4 million of our cash balances were held at international locations for which earnings were considered indefinitely reinvested. We believe that our current plans with respect to the current and future earnings of our UK and Irish subsidiaries, along with our other liquidity sources discussed above, provide sufficient sources of liquidity to finance our domestic operations and support our assertions that the undistributed earnings held by foreign subsidiaries may be considered indefinitely reinvested.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

Our principal exposure to market risk relates to changes in interest rates. As of September 30, 2012, we had $350.0 million outstanding under our February 2012 Credit Facility with interest rates tied to changes in the lender’s index rate or the LIBOR rate. There is no LIBOR floor in the February 2012 Credit Facility compared to the 2.0% LIBOR floor in the November 2009 Credit Facility. The applicable margins on the February 2012 Credit Facility are subject to step downs based on the Company’s leverage ratio. Interest payments on the February 2012 Credit Facility are due monthly, bimonthly, or quarterly at the Company’s option. At September 30, 2012 the one-month LIBOR rate was 0.21%. Based upon the outstanding borrowings on September 30, 2012 and assuming repayment of the Term Loan in accordance with scheduled maturities, each 1.0% increase or decrease in these rates could affect our annual interest expense by $3.5 million.

As of September 30, 2012, we did not hold derivative financial or commodity instruments and all of our cash and cash equivalents were held in money market or commercial accounts.

Foreign currency risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Euro, the British Pound and the Australian dollar due to our operations in Europe and Australia.

We primarily enter into arrangements with our customers in the currency of the markets we operate in. As a result, our reported results are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly the British Pound, the Euro and the Australian dollar. The following table shows the currency composition of our revenues for the three months ended September 30, 2012 and 2011 and the weighted average exchange rates used to translate our local currency results to the U.S. dollar:

	2012			2011
			Weighted			Weighted
		% of	Average		% of	Average
	% of	operating	Exchange	% of	operating	Exchange
	Revenue	expenses	Rates	Revenue	expenses	Rates
U.S. Dollar	69%	78%	1.00	70%	77%	1.00
British Pound	13%	6%	1.58	12%	6%	1.61
Euro	9%	4%	1.25	9%	4%	1.42
Australian Dollar	5%	5%	1.04	6%	6%	1.05
Other	4%	7%	—	3%	7%	—
Total	100%	100%		100%	100%

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

As of January 1, 2012, we no longer intended to settle a portion of an existing U.S. dollar denominated intercompany loan balance between our Irish and Australian subsidiaries.  This $16.7 million balance relates to amounts advanced by our subsidiary in Ireland to fund our card-not-present development activities in Australia. As of January 1, 2012, we have permanently reinvested the loan between Ireland and Australia.  Therefore, in accordance with ASC 830, Foreign Currency Matters, fluctuations in the Australian dollar to the Euro exchange rates will be recorded to other comprehensive income beginning in 2012.

For the three and nine months ended September 30,  2012, we recorded a gain on foreign currency revaluation of $0.1 million and a loss of $0.1 million, respectively, which is included in other income (expense) in the accompanying consolidated statements of comprehensive income. For the three and nine months ended September 30, 2011, we recorded a loss on foreign currency revaluation of $0.2 million and $1.7 million, respectively, which is included in other income (expense) in the accompanying consolidated statements of comprehensive income.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases by Transaction Network Services, Inc. of shares of its common stock on a monthly basis during the quarter ended September 30, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Average Price Paid per Share	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(3)
Period:
7/1/12 – 7/31/12	11,833	$16.67	—	—	—
8/1/12 – 8/31/12	7,514	$14.76	154,619	$14.96	—
9/1/12 – 9/30/12	—	—	6,463	$14.56	—
	19,347	$15.93	161,082	$14.94	1,845,379

(1)                                 These shares represent shares surrendered by employees to satisfy payroll tax withholding obligations on the vesting of Restricted Stock Units.

(2)                                 These shares represent shares repurchased as part of our publicly announced Authorized Stock Repurchase Plan which commenced in July 2012, and expires on July 31, 2015.

(3)                                 These shares represents the number of shares that could be repurchased using the remaining $27.6 million, of the authorized $30.0 million, at the Company’s closing share price on September 28, 2012 of $14.95. The maximum shares that may be purchased will differ from this number as a result of the actual share price at the time of purchase.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(31.1)	Certification—Chief Executive Officer

(31.2)	Certification—Chief Financial Officer

(32.1)	Written Statement of Chief Executive Officer and Chief Financial Officer

(101)

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, and (iv) notes to these consolidated financial statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNS, Inc.
(Registrant)

Date: November 9, 2012	By:	/s/ HENRY H. GRAHAM, JR.
Henry H. Graham, Jr. Chief Executive Officer

Date: November 9, 2012	By:	/s/ DENNIS L. RANDOLPH, JR.
Dennis L. Randolph, Jr. Executive Vice President, Chief Financial Officer & Treasurer